Form 10-Q
period 2006-06-30
CRC Health CORP
filed 2006-09-21
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-135172

CRC HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1650429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20400 Stevens Creek Boulevard, Suite 600, Cupertino, California	95014
(Address of principal executive offices)	(Zip code)

(877) 272-8668

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

There is no market for the registrant’s equity. The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of September 15, 2006 was 1,000.

CRC HEALTH CORPORATION

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2006 (Successor) and December 31, 2005 (Predecessor)	4
		Condensed Consolidated Statements of Operations for the three and five months ended June 30, 2006 (Successor), one month ended January 31, 2006 and three and six months ended June 30, 2005 (Predecessor)	5
		Condensed Consolidated Statements of Mandatorily Redeemable Stock and Stockholder’s Equity for the five months ended June 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor)	6
		Condensed Consolidated Statements of Cash Flows for the five months ended June 30, 2006 (Successor), one month ended January 31, 2006 and six months ended June 30, 2005 (Predecessor)	7
		Notes to Condensed Consolidated Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	51
	Item 4.	Controls and Procedures	51

Part II.	Other Information
	Item 1A.	Risk Factors	52
	Item 6.	Exhibits	52

Signature			53
Exhibit Index			54

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the word “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; the potentially difficult, unsuccessful or costly integration of recently acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment facilities; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s opiate treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; CRC’s substantial indebtedness; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission reports filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2006 (SUCCESSOR) AND DECEMBER 31, 2005 (PREDECESSOR)

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
ASSETS
CURRENT ASSETS:
Cash	$5,842	$5,077
Accounts receivable, net of allowance for doubtful accounts of $5,792 in 2006 and $4,459 in 2005	26,936	23,418
Prepaid expenses	4,665	4,510
Other current assets	2,589	2,832
Income taxes receivable	5,878	—
Deferred income taxes	4,271	4,264

Total current assets	50,181	40,101
PROPERTY AND EQUIPMENT—Net	67,380	49,074
GOODWILL	458,720	265,977
OTHER INTANGIBLE ASSETS—Net	284,645	60,008
OTHER ASSETS	22,356	8,994

TOTAL ASSETS	$883,282	$424,154

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,724	$5,348
Accrued liabilities	22,937	14,400
Income taxes payable	—	3,384
Current portion of long-term debt	2,450	11,550
Other current liabilities	4,480	3,135

Total current liabilities	32,591	37,817

LONG-TERM DEBT—Less current portion	439,084	248,381
OTHER LONG-TERM LIABILITIES	373	469
DEFERRED INCOME TAXES	112,417	9,877

Total liabilities	584,465	296,544

Predecessor Company—Mandatorily redeemable stock—324,731,796 shares authorized; 262,399,056 shares issued and outstanding at December 31, 2005	—	115,625

STOCKHOLDER’S EQUITY:
Predecessor Company—Series A common stock, $0.000001 par value—378,090,843 shares authorized; 8,652,429 shares issued and outstanding at December 31, 2005
Successor Company—Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2006
Additional paid-in capital	296,065	215
Retained earnings	2,752	11,770

Total stockholder’s equity	298,817	11,985

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$883,282	$424,154

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND FIVE MONTHS ENDED JUNE 30, 2006 (SUCCESSOR), ONE MONTH

ENDED JANUARY 31, 2006 (PREDECESSOR) AND THREE AND SIX MONTHS ENDED

JUNE 30, 2005 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Three Months Ended June 30, 2006	Five Months Ended June 30, 2006	One Month Ended January 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
NET REVENUE:
Net client service revenue	$60,971	$98,781	$19,360	$50,150	$94,244
Other revenue	1,161	1,953	490	571	955

Net revenue	62,132	100,734	19,850	50,721	95,199

OPERATING EXPENSES:
Salaries and benefits	27,409	45,275	9,265	23,593	45,199
Supplies and facilities costs	16,685	27,207	4,361	12,925	23,730
Insurance	673	1,101	201	643	1,269
Provision for bad debts	1,282	2,119	285	641	1,364
Depreciation and amortization	2,467	3,926	361	727	1,563
Acquisition related costs	—	—	43,710	—	—

Total operating expenses	48,516	79,628	58,183	38,529	73,125

INCOME (LOSS) FROM OPERATIONS	13,616	21,106	(38,333)	12,192	22,074
INTEREST EXPENSE	(10,623)	(16,947)	(2,509)	(4,626)	(8,115)
OTHER FINANCING COSTS	—	—	(10,655)	(2,185)	(2,185)
OTHER INCOME	968	1,545	60	381	389

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,961	5,704	(51,437)	5,762	12,163
INCOME TAX EXPENSE (BENEFIT)	2,234	2,952	(12,444)	2,311	5,025

NET INCOME (LOSS)	$1,727	$2,752	$(38,993)	$3,451	$7,138

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY (UNAUDITED)

FOR THE FIVE MONTHS ENDED JUNE 30, 2006 (SUCCESSOR) AND ONE MONTH

ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands, except per share and share amounts)

	Redeemable Convertible Preferred and A-1 Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2005 (Predecessor)	262,399,056	$115,625	8,652,429	$—	$215	$11,770	$11,985
Exercise of options			72,968		7		7
Comprehensive income—net loss for the one month ended January 31, 2006						(38,993)	(38,993)

BALANCE—January 31, 2006 (Predecessor)	262,399,056	115,625	8,725,397		222	(27,223)	(27,001)
Merger with CRCA Merger Corporation:
Repurchase and retirement of CRC Health Group, Inc. preferred and common stock and Series A common stock	(262,399,056)	(115,625)	(8,725,397)		(222)	27,223	27,001
Issuance of CRC Health Corporation common stock			1,000		294,475		294,475
Stock based compensation					1,590		1,590
Comprehensive income—net income for the five months ended June 30, 2006						2,752	2,752

BALANCE—June 30, 2006 (Successor)	—	$—	1,000	$—	$296,065	$2,752	$298,817

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE FIVE MONTHS ENDED JUNE 30, 2006 (SUCCESSOR),

ONE MONTH ENDED JANUARY 31, 2006 AND SIX MONTHS ENDED JUNE 30, 2005 (PREDECESSOR)

(In thousands)

	Successor	Predecessor
	Five Months Ended June 30, 2006	One Month Ended January 31, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,752	$(38,993)	$7,138
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,926	361	1,563
Write-off of debt discount and capitalized financing costs	—	10,655	2,185
Acquisition and financing related costs	—	24,445	—
Amortization of debt discount and capitalized financing costs	1,150	162	640
(Gain) loss on interest rate swap agreement	(1,519)	—	214
Provision for bad debts	2,119	285	1,364
Stock-based compensation	1,590	17,666	—
Deferred income taxes	(391)	—	—
Changes in current assets and liabilities:
Accounts receivable	(4,651)	(1,271)	(1,750)
Income taxes receivable	3,162	(9,041)	—
Accounts payable	(36)	(2,997)	(1,286)
Accrued liabilities	(18,452)	1,196	(426)
Income taxes payable	—	(3,384)	933
Other working capital accounts	3,617	787	854
Other assets and liabilities	210	1,331	(229)

Net cash (used in) provided by operating activities	(6,523)	1,202	11,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(4,844)	(316)	(2,988)
Acquisition of business, net of cash acquired	(3,601)	—	(132,626)
Prior period acquisition adjustments	(14)	—	—
Payment of purchase price to former shareholders	(429,190)	—	—

Net cash used in investing activities	(437,649)	(316)	(135,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	294,475	—	—
Payment of transaction related costs	(5,354)	—	—
Stock options exercised	—	7	76
Debt financing costs	(22,464)	(547)	(5,712)
Repayments of capital obligations	—	—	(100)
Net borrowings under revolver line of credit	(4,500)	(5,000)	—
Proceeds from issuances of long-term debt	442,022	—	205,000
Repayment of long-term debt	(254,588)	—	(77,377)

Net cash provided by (used in) financing activities	449,591	(5,540)	121,887

NET INCREASE (DECREASE) IN CASH	5,419	(4,654)	(2,527)
CASH—Beginning of period	423	5,077	10,563

CASH—End of period	$5,842	$423	$8,036

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable in conjunction with the addition of property and equipment	$314	$95	$99

Payable in conjunction with 4therapy contingent consideration	$1,349	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,053	$1,336	$7,495

Cash paid for income taxes, net of refunds	$161	$—	$4,092

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

CRC Health Group, Inc. (“Health Group”) was incorporated as a Delaware corporation on January 31, 2002 for the purpose of holding all of the securities of CRC Health Corporation and eGetgoing, Inc. (“eGetgoing”), each a Delaware corporation that primarily provides chemical dependency treatment services.

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) acquired Health Group for approximately $723 million (see Note 3). This transaction (the “Bain Merger”) was structured as a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. Immediately after the merger, CRC Health Corporation and eGetgoing merged with and into Health Group with Health Group as the surviving entity. CRCA Holdings Inc. was renamed to CRC Health Group, Inc. and Health Group was renamed CRC Health Corporation (the “Company”). As a result, the Company is a wholly owned subsidiary of CRC Health Group, Inc.

The Company is headquartered in Cupertino, California and through its wholly-owned subsidiaries owns and operates drug and alcohol rehabilitation facilities and clinics specializing in the treatment of chemical dependency and other addiction diseases and behavioral health disorders such as eating disorders. The Company offers services including detoxification, inpatient treatment, day and intensive outpatient programs, aftercare, therapeutic living programs and opiate treatment programs. The Company delivers its services through its residential treatment facilities and through its outpatient opiate treatment clinics which the Company refers to as its residential and opiate treatment segments. As of June 30, 2006, the Company operated 90 facilities and clinics located in 22 states. The Company also provides online chemical dependency treatment available through eGetgoing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The date of the Bain Merger was February 6, 2006 but for accounting purposes and to coincide with its normal financial closing, the Company has utilized January 31, 2006 as the effective date of the Bain Merger. As a result, the Company has reported operating results and financial position for all periods presented prior to January 31, 2006 as those of the Predecessor Company and for all periods from and after February 1, 2006 as those of the Successor Company due to the resulting change in the basis of accounting.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries, and, for the periods through January 31, 2006, CRC Health Group, Inc. and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, its results of operations for three and five months ended June 30, 2006, one month ended January 31, 2006 and three and six months ended June 30, 2005, and its cash flows for five months ended June 30, 2006, one month ended January 31, 2006, and six months ended June 30, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of this interpretation will have a material impact on its consolidated financial statements.

3.	ACQUISITIONS

In the second quarter of 2006, the Company completed two acquisitions for a total cash consideration of approximately $3.6 million. The Company recorded $3.3 million of goodwill and $0.2 million of purchased intangibles in connection with these acquisitions. The goodwill amount is expected to be fully deductible for tax purposes and was assigned to the Company’s residential segment.

The acquisitions were accounted for as a purchase and, accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the results of operations in the condensed consolidated statements of operations of these acquisitions from the respective date of the acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions are not material on either an individual or an aggregate basis.

In May 2005, we acquired substantially all of the assets of Sierra Tucson for approximately $132.1 million, including acquisition related expenses of $2.7 million, and assumed certain of its liabilities. Sierra Tucson was a 91-bed residential treatment facility (at the time of acquisition) and is located outside Tucson, Arizona.

In connection with the 4therapy acquisition in October 2005, the Company is obligated to make certain earn-out payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year if 4therapy meets certain milestones relating to the generation of referrals in the first and second year after closing. As of June 30, 2006, 4therapy has achieved the pro-rata portion of the first year milestones and as result the Company recorded additional goodwill and a liability of $1.3 million, respectively. As of August 10, 2006, 4therpay has achieved the full amount of first year milestones. The Company expects to make an earn-out payment of $1.8 million related to the first year milestones in the fourth quarter of 2006.

Bain Merger—On February 6, 2006, investment funds managed by Bain Capital acquired Health Group in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. In connection with the Bain Merger, certain members of management elected to rollover options to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation and eGetgoing merged with and into Health Group with Health Group continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and the Predecessor Company was renamed CRC Health Corporation. Total cash contributed was approximately $740.8 million (including acquisition and financing transactions related fees and expenses of $27.0 million incurred by CRCA Merger Corporation). The proceeds were used to repay existing balances on the revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements and are included in acquisition related costs. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital (see Note 13) which was recorded in the five months ended June 30, 2006 condensed consolidated statement of operations. In addition as part of the transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million as per the merger agreement.

The aggregate purchase price of $722.9 million plus expenses of $27 million incurred by CRCA Merger Corporation was financed with the new senior secured credit facility of $245 million, the issuance of senior subordinated notes of $197 million ($200.0 million aggregate principal amounts less $3 million of original issue discount), a borrowing under new revolving credit facility of $4.3 million, cash equity investments by investment funds managed by Bain Capital of $294.5 million and rollover equity investments by certain members of the Company’s management of $9.1 million.

The purchase consideration was fixed at the date of the acquisition and there were no adjustments that would result in a change in the overall purchase price.

As a result of the acquisition, Bain Capital and associated investment funds received unilateral control of the Company. As a result, the acquisition was accounted for as a complete change in accounting basis in a successor company (CRC Health Corporation). Equity rollover of $9.1 million from certain members of the Company’s management was recorded at the stockholder’s predecessor basis, which is zero for accounting purposes, in accordance with Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under purchase accounting, the purchase consideration was allocated to the assets and liabilities based on their relative fair values. The consideration remaining was allocated to the Company’s intangibles with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangibles with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly.

A summary of the acquisition is as follows (in thousands):

Total purchase price	$722,856
Less—management rollover equity (zero basis)	(9,075)
Add—Total costs incurred by CRCA Merger Corp. (a)	27,015

Total cash contributed	$740,796

(a)	Total costs incurred by CRCA Merger Corp. include acquisition related expenses of $5.4 million that were included as part of the purchase price and financing related costs of $21.7 million that were capitalized on the successor balance sheet. These fees and expenses were primarily comprised of accounting and professional fees, financial advisory and investment banking fees and fees paid to other service providers.

Allocation of the aggregate purchase price to the assets and liabilities based on fair value as determined by independent valuations is as follows (in thousands):

Cash		$423
Accounts receivable—net		24,404
Prepaid expenses		4,492
Other current assets		16,152
Property and equipment		64,241
Other assets and capitalized financing costs		22,626
Goodwill		453,947
Other intangible assets:
Government, including Medicaid contracts	35,600
Managed care contracts	14,400
Covenants not to compete	152
Registration rights	200
Core developed technology	2,484
Certificates of need	44,600
Licenses	25,200
Trademark and tradename	163,700

Total other intangible assets		286,336
Other liabilities assumed		(19,023)
Deferred income tax liabilities		(112,802)

Total purchase price		$740,796

Pro-forma Financial Information—The pro-forma financial information presented below sets forth the Company’s historical statements of operations for the periods indicated and gives effect to the Bain Merger as if it took place at the beginning of each period presented below. Such information is presented for comparative purposes only and is not intended to represent what the Company’s results of operations (in thousands) would actually have been had these transactions occurred at the beginning of each period presented.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006 (a)	June 30, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenue	$62,132	$50,721	$120,584	$95,199

Income (loss) from operations before income taxes	$3,961	$(1,550)	$(47,152)	$(3,276)

Net income (loss)	$1,727	$(863)	$(37,078)	$(1,971)

(a)	The predecessor statement of operations for the one month ended January 31, 2006 includes certain material nonrecurring charges that are directly attributable to the Bain Merger and such charges were not excluded from the six months ended June 30, 2006 pro-forma financial information. The charges and their related tax effects are as follows (in thousands):

Stock option-based compensation expense related to the settlement of stock options	$17,666
Fees to financial advisors	9,635
Fees to former lead investors	9,437
Management bonuses and related payroll taxes	3,530
Legal, accounting and other professional fees	3,442
Capitalized financing costs written-off	7,164
Unamortized debt discount	3,491
Income tax benefit (i)	(13,058)

Total nonrecurring items—net of tax	$41,307

(i)	Income tax benefit at 41% tax rate is as follows (in thousands):

	Pre-tax Amount	Tax Effect
Stock option-based compensation expense related to the settlement of stock options	$17,666	$7,243
Management bonuses and related payroll taxes	3,530	1,447
Capitalized financing costs written-off	7,164	2,937
Unamortized debt discount	3,491	1,431

Total income tax benefit		$13,058

4.	BALANCE SHEET COMPONENTS

Balance sheet components at June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Other assets:
Capitalized financing costs—net	$21,439	$8,248
Deposits	273	246
Note receivable and accrued interest	644	500

Total other assets	$22,356	$8,994

Accrued liabilities:
Accrued payroll and related expenses	$5,270	$6,009
Accrued vacation	3,059	2,841
Accrued interest	8,744	363
Accrued expenses	5,864	5,187

Total accrued liabilities	$22,937	$14,400

Accounts receivable:
Accounts receivable	$31,816	$27,092
Unbilled client service fees	912	785

	32,728	27,877
Less allowance for doubtful accounts	(5,792)	(4,459)

Accounts receivable—net	$26,936	$23,418

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the six months ended June 30, 2006 and the year ended December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Allowance for Doubtful Accounts
Balance—beginning of the period	$4,459	$3,519
Provision for bad debts	2,404	3,041
Write-off of uncollectible accounts	(1,071)	(2,101)

Balance—end of the period	$5,792	$4,459

5.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Land	$16,705	$3,826
Building and improvements	35,637	36,002
Leasehold improvements	2,430	4,649
Furniture and fixtures	2,676	5,742
Computer equipment	1,912	4,165
Computer software	408	1,314
Motor vehicles	935	1,580
Construction in progress	8,692	3,568

	69,395	60,846
Less accumulated depreciation	(2,015)	(11,772)

Property and equipment—net	$67,380	$49,074

Depreciation expense was $1,332,591 and $2,014,773 for the three and five months ended June 30, 2006, respectively, $344,473 for one month ended January 31, 2006 and $659,810 and $1,443,014 for the three and six months ended June 30, 2005, respectively.

In connection with the Bain Merger (see Note 3), the fair value of the Company’s property and equipment was determined based on appraisals performed by independent valuation specialists and other relevant information resulting in a $15,512,000 increase in the value of property and equipment.

6.	GOODWILL AND OTHER INTANGIBLES

Changes to goodwill by segment for the six months ended June 30, 2006 are as follows (in thousands):

	Residential	Opiate	Total
Goodwill—December 31, 2005 (Predecessor)	$151,207	$114,770	$265,977
Elimination of Predecessor Company goodwill	(151,207)	(114,770)	(265,977)
Goodwill addition (Bain Merger)	252,670	201,277	453,947
Goodwill addition	4,664	—	4,664
Goodwill adjustments	109	—	109

Goodwill—June 30, 2006 (Successor)	$257,443	$201,277	$458,720

The goodwill adjustments are for acquisitions made in the prior fiscal year and relate primarily to revisions of original estimates that resulted in net additions to goodwill.

Other intangible assets at June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	Amortization Lives	June 30, 2006	December 31, 2005
		(Successor)	(Predecessor)
Other intangible assets subject to amortization:
Government, including Medicaid contracts	15 to 30 years	$35,600	$4,090
Managed care contracts	10 years	14,400	—
Covenants not to compete	3 years	152	200
Registration rights	2 years	200	200
Core developed technology	5 years	2,704	2,500
Less: accumulated amortization		(1,911)	(688)

Total other intangible assets subject to amortization		51,145	6,302

Other intangible assets not subject to amortization:
Certificates of need		44,600	18,006
Licenses		25,200	12,300
Trademark and tradename		163,700	23,400

Total other intangible assets not subject to amortization		233,500	53,706

Total		$284,645	$60,008

Amortization expense of other intangible assets subject to amortization was $1,134,415 and $1,911,083 for the three and five months ended June 30, 2006, respectively, $16,917 for one month ending January 31, 2006 and $67,223 and $119,750 for the three and six months ended June 30, 2005, respectively. Estimated future amortization expense related to the amortizable intangible assets at June 30, 2006 is as follows (in thousands):

Fiscal Year
July to December 2006	$2,288
2007	4,544
2008	4,402
2009	4,377
2010	4,262
Thereafter	31,272

Total	$51,145

7.	INCOME TAXES

The Company determines income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods.

The income tax expense for the three and five months ended June 30, 2006 was $2.2 million and $3.0 million, reflecting an effective tax rate of 56.4% and 51.7%, respectively. The effective tax rate for the five months ended June 30, 2006 includes a benefit of $133,312 due to a reversal of net deferred tax liabilities resulting from the adoption of a new Texas state tax law during the three months ended June 30, 2006. The income tax benefit for the one month ended January 31, 2006 was $12.4 million, reflecting an effective tax benefit rate of 24.2%. A tax benefit for the one month ended January 31, 2006 was primarily the result of $31.9 million of one time transaction-related expenses that are deductible for tax purposes. The effective tax rates without these one time charges would have been 41.2% for the three and five months ended June 30, 2006 and the one month ended January 31, 2006, respectively. The income tax expense for the three and six months ended June 30, 2005 was $2.3 million and $5.0 million, or 40.1% and 41.3%, effective tax rate, respectively. There were no material one-time items affecting the effective tax rate for the three and six months ended June 30, 2005.

8.	LONG-TERM DEBT

Long-term debt at June 30, 2006 and December 31, 2005 consists of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Term loans:
2006 borrowing arrangements	$244,388	$—
2005 borrowing arrangements		203,975

Total term loans	244,388	203,975

Revolving line of credit:	—	9,500

Senior subordinated notes:
2006 notes, net of discount of $2,854	197,146	—
2003 Sub agreement, net of discount of $3,544	—	46,456

Total senior subordinated notes	197,146	46,456

Total long-term debt	441,534	259,931
Less current portion	(2,450)	(11,550)

Long-term debt—less current portion	$439,084	$248,381

Term Loans

2006 Borrowing Arrangements—Concurrent with the Bain Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The Credit Agreement provides for financing of $245 million in term loans and $100 million of revolving credit.

Revolving Line of Credit (“Revolver”)—Maximum borrowings not to exceed $100 million. Interest is currently available at London InterBank Offered Rate (“LIBOR”) plus 2.50% or monthly at Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50%. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving credit commitment expires on February 6, 2012. At June 30, 2006, there was no balance outstanding under the revolving line of credit. From time to time the Revolver may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At June 30, 2006, there was no outstanding balance on the swing line loans. LCs outstanding at June 30, 2006 were $3,218,256 with interest payable quarterly at 2.50%. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries.

Term Loan—Aggregate commitment of $245 million matures on February 6, 2013. The term loan is payable in quarterly principal installments beginning on June 30, 2006 of $612,500 per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day LIBOR plus 2.25% (7.75% at June 30, 2006). The principal balance outstanding at June 30, 2006 was $244,387,500.

Repayments of Loans and Notes—In connection with the 2006 borrowing arrangements for the Bain Merger, the full amount of the 2005 term loans and 2003 senior subordinated notes were repaid in 2006. The unamortized capitalized debt issuance costs associated with the 2005 revolving line of credit, term loans and 2003 senior subordinated notes of $7,164,000 was charged to income in the 2006 Predecessor statement of operations and is included in other financing costs.

Senior Subordinated Notes

2006 Notes—Concurrent with the Bain Merger, the Company issued $200 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016 (see Note 3). Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by all of the Company’s subsidiaries.

Sub Agreement—In connection with the 2006 borrowing arrangements for the Bain Merger, the full amount of the 2003 subordinated notes were repaid and unamortized debt discount of $3,491,065 was charged to income in the 2006 Predecessor statement of operations and is included in other financing costs.

Under the Credit Agreement and the indenture governing the Notes, the Company must comply with certain restrictive financial covenants that limit the amount of capital expenditures the Company may make on an annual basis and require the Company to maintain certain levels of liquidity, debt to income ratios and interest coverage ratios. Borrowings under the revolving line of credit and term loans are collateralized by all of the existing and acquired personal property and other assets of the Company and its subsidiaries. The Company was in compliance with all such covenants as of June 30, 2006.

9.	INTEREST RATE SWAP

On June 1, 2005, as provided for in the Company’s restated credit agreement, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $100 million of the principal amount of the outstanding term loan. This agreement had a maturity date of June 30, 2008. The interest rate swap agreement was accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the interest rate swap, the Company received an interest rate equal to the 3-month LIBOR rate. In exchange, the Company paid a fixed rate of 4.05% on the $100 million. This swap was not designated as a hedge under SFAS No. 133. On a monthly basis, the Company revalued the interest rate swap and recorded the month-to-month change in other income. The fair value of the interest rate swap in other current assets was $1,642,675 as of December 31, 2005. In connection with the repayment of all outstanding amounts under the restated credit agreement (see Note 8), the interest rate swap was terminated.

On February 28, 2006, as provided for in the Credit Agreement, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $115 million of the principal amount of the outstanding funded indebtedness (consisting of amounts outstanding under the term loan, excluding the revolving credit facility, and the Notes). The effective date of the agreement is March 31, 2006 and has a maturity date of March 31, 2011. The interest rate swap agreement is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the interest rate swap, the Company receives an interest rate equal to the 3-month LIBOR rate. In exchange, the Company pays a fixed rate of 4.99% on the $115 million. The notional amount will decline over the period of the swap. This swap has not been designated as a hedge under SFAS No. 133. On a monthly basis, the Company revalues the interest rate swap and records the month-to-month change in other income. The fair value of the interest rate swap was $1,518,784 and is recorded in other current assets as of June 30, 2006.

10.	COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

11.	COMMON STOCK

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock.

Voting—Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

12.	STOCK-BASED COMPENSATION EXPENSE

Adoption of New Accounting Policy

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123, Accounting for Stock Based Compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R) and the Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled after the date of adoption. Results for prior periods have not been restated and the pro forma disclosures of compensation cost under the original provisions of SFAS 123 will no longer be provided.

The Company’s consolidated financial statements as of and for the three and five months ended June 30, 2006 reflect the effect of SFAS 123(R). Stock option-based compensation expense recognized under SFAS 123(R) for the three and five months ended June 30, 2006 was $0.9 million and $1.6 million, respectively, which was related to employee stock options granted by the Company subsequent to the date of adoption. There was no stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and five months ended June 30, 2006 and one month ended January 31, 2006 statements of operations related to the options outstanding prior to the date of adoption of SFAS 123(R). Stock option-based compensation expense of $17.7 million and tax benefit of $7.3 million were recognized in the 2006 Predecessor condensed consolidated statement of operations and are included in acquisition related costs. The expense is related to the settlement of all outstanding options at the date of the Bain Merger, except 8.9 million options rolled over to the Successor Company at the Predecessor cost basis in accordance with EITF 88-16.

No stock option-based compensation expense was recognized in the condensed consolidated financial statements for the three and six months ended June 30, 2005, as all options granted under the prior stock plans had an exercise price equal to the market value of the underlying stock on the date of grant.

SFAS 123(R) requires management to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. The Company attributes the fair value of stock option-based compensation to expense on a straight-line, single option method. As stock option-based compensation expense recognized in the consolidated statement of operations for the three and five months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at June 30, 2006 is 5% per year. The Company previously accounted for forfeitures as they occurred under the provisions of SFAS 123. During the six months ended June 30, 2006, the Company’s indirect parent company (CRC Health Group, Inc., the “Group”) granted 478,128 units which are exercisable into 4,303,152 shares of Class A common stock of the Group and 478,128 shares of Class L common stock of the Group. As of June 30, 2006, $18.0 million of total unrecognized compensation is expected to be recognized over a weighted-average period of 5.2 years.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense for the three and five months ended June 30, 2006 was $0.4 million and $0.7 million, respectively.

Stock Option Plans

2006 Executive Incentive Plan and 2006 Management Incentive Plan

On February 6, 2006, following the Bain Merger, the Group adopted the 2006 Executive Incentive Plan and 2006 Management Incentive Plan, or the “Executive Plan” and the “Management Plan,” and collectively, the “Plans.” The Plans provide for the granting of stock options to the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive stock options or non-incentive stock options. Options granted under the plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

Options under the Plans may be granted for periods of up to ten years at an exercise price generally not less than fair market value of the shares subject to the award, determined as of the award date. In the case that the incentive stock options are granted to a 10% shareholder, an exercise price shall not be less than 110% of the fair market value of the shares subject to the award at the grant date.

Options granted under the Executive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control; tranche 2 options vest upon achievement of certain performance condition(s) and a market condition, as defined in the Executive Plan; tranche 3 options vest over a five-year period upon achievement of performance conditions, as defined in the Executive Plan. Tranche 1 options represent 50% of an option grant under the Executive Plan and tranches 2 and 3 options each represent 25% of the option grant under the Executive Plan.

Options granted under the Management Plan vest over five years as follows: 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control, as defined in the Management Plan.

A maximum of 5,374,051 shares of Class A common stock of the Group and 597,117 shares of Class L common stock of the Group may be granted under the Plans.

Additional fully vested options under the Executive Plan to purchase 1,005,501 shares of Class A common stock of the Group and 111,723 shares of Class L common stock of the Group were issued in connection with rolled over options, as discussed above.

Current period stock option-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model for Management Plan grants and tranches 1 and 3 of Executive Plan grants. The Company used the Monte Carlo simulation approach to a binominal model to determine fair value of tranche 2 of the Executive Plan grants. The estimate of fair value of the granted awards is based upon certain assumptions including probability of achievement of performance conditions and market conditions in the Executive Plan awards, stock price volatility, risk-free interest rate, dividend yield, expected term in years and forfeiture rate. The weighted-average estimated fair value of units granted during the three and five months ended June 30, 2006 was $53.5 and $53.4 per unit, respectively, using the above described models with the following assumptions:

•	Annual EBITDA (earnings before interest, tax, depreciation and amortization) targets would be achieved each year as defined in the stock option plan.

•	Stock price was simulated over a ten year period using a binomial pricing model. Expected volatility of 56% and 57% was utilized for the units granted in each of the respective periods and was based on historical volatility of comparable public companies for periods corresponding to expected term of the Plans.

•	The Company utilized the risk-free rate of 5.07% and 4.52% in the models for the units granted in each of the respective periods. The risk-free rate is based on a yield of a constant maturity U.S, Treasury security with a term equal to the expected term of the options.

•	No dividend would be paid over the option term.

•	For the Management Plan and tranches 1 and 3 of the Executive Plan, the Company used an expected vesting term of five years; and for tranche 2 of the Executive Plan, the Company used an expected vesting term of 5.77 and 5.67 years based on Monte Carlo simulation for each of the units granted in the respective periods.

•	Forfeiture rate is 5% each year over the effective vesting period.

SFAS 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees and, accordingly, the Company continues to account for stock options issued to non-employees in accordance with the provisions of SFAS 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.

Activity under the Executive and Management Plans is set forth below:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Predecessor
Outstanding—January 1, 2006	26,340,194	$0.11	7.93
Exercised (January 1–January 31, 2006)	(72,968)	0.11	7.93

Outstanding at January 31, 2006	26,267,226	0.11	7.92
Cancellation of the options per Bain Merger	(17,358,062)	0.11
Options rollover to new vested options per Bain Merger	(8,909,164)	0.11

Options outstanding under the pre Bain Merger Plan	—	—
Successor
Rollover options converted into vested options under the new Plans	1,117,223	0.88	—
Granted per the new Plans	4,781,280	9.00	9.61
Exercised (February 1–June 30, 2006)	—	—	—
Forfeited/cancelled/expired	(26,871)	9.00	—

Outstanding—June 30, 2006	5,871,632	$7.45	9.61

Exercisable—June 30, 2006	1,117,223	$0.88	—

13.	RELATED PARTY TRANSACTIONS

In connection with the Bain Merger, Bain Capital and the Company’s management entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Company’s direct and indirect parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s directors hold the position of managing director or principal with Bain Capital Partners, LLC.

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company under this agreement paid management fees of $520,329 and $818,082 during the three and five months ended June 30, 2006, respectively, which is included in supplies and facilities costs.

In addition, under a separate management agreement with two of the former stockholders of the Predecessor Company, the Predecessor Company paid management fees of $109,589 during the one month ended January 31, 2006, $330,000 and $660,000 during the three and six months ended June 30, 2005, respectively, which is included in supplies and facilities costs. This agreement was terminated as part of the Bain Merger.

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of the Company’s management converted options to purchase stock of the Predecessor Company into options to purchase stock of the Group with an aggregate value of $9.1 million.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2006, the Company had outstanding $200 million aggregate principal amount of 10 3/4% Notes due 2016. These Notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by all of the Company’s subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2006 and December 31, 2005, and the condensed consolidating statements of operations for the three and five months ended June 30, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company), three and six months ended June 30, 2005 (Predecessor Company), and the condensed consolidating statement of cash flows for the five months ended June 30, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company) and six months ended June 30, 2005 (Predecessor Company).

Condensed Consolidating Balance Sheet as of June 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash	$3,849	$1,993	$—	$5,842
Accounts receivable—net of allowance	6	26,930		26,936
Prepaid expenses	2,534	2,131		4,665
Other current assets	1,582	1,007		2,589
Income taxes receivable	5,878			5,878
Deferred income taxes	4,271			4,271

Total current assets	18,120	32,061	—	50,181
PROPERTY AND EQUIPMENT—Net	2,792	64,588		67,380
GOODWILL	1,015	457,705		458,720
OTHER INTANGIBLE ASSETS—Net		284,645		284,645
OTHER ASSETS	21,519	837		22,356
INVESTMENT IN SUBSIDIARIES—At cost	264,545		(264,545)

TOTAL ASSETS	$307,991	$839,836	$(264,545)	$883,282

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,753	$(29)	$—	$2,724
Accrued liabilities	13,558	9,379		22,937
Current portion of long-term debt	2,450			2,450
Other current liabilities	77	4,403		4,480

Total current liabilities	18,838	13,753	—	32,591
LONG TERM DEBT—Less current portion	439,084			439,084
OTHER LONG-TERM LIABILITIES	45	328		373
DEFERRED INCOME TAXES	112,417			112,417

Total liabilities	570,384	14,081	—	584,465

STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital (1)	(261,793)	822,403	(264,545)	296,065
Retained earnings	(600)	3,352		2,752

Total stockholder’s equity	(262,393)	825,755	(264,545)	298,817

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$307,991	$839,836	$(264,545)	$883,282

(1)	Includes intercompany balances

Condensed Consolidating Balance Sheet as of December 31, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash	$4,946	$131	$—	$5,077
Accounts receivable—net of allowance	3	23,415		23,418
Prepaid expenses	4,001	509		4,510
Other current assets	2,743	89		2,832
Deferred income taxes	4,264			4,264

Total current assets	15,957	24,144		40,101
PROPERTY AND EQUIPMENT—Net	2,819	46,255		49,074
GOODWILL	1,015	264,962		265,977
OTHER INTANGIBLE ASSETS—Net	200	59,808		60,008
OTHER ASSETS	8,889	105		8,994
INVESTMENT IN SUBSIDIARIES—At cost	219,531		(219,531)

TOTAL ASSETS	$248,411	$395,274	$(219,531)	$424,154

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,348	$—	$—	$5,348
Accrued liabilities	8,776	5,624		14,400
Income taxes payable	3,384			3,384
Current portion of long-term debt	11,550			11,550
Other current liabilities	1	3,134		3,135

Total current liabilities	29,059	8,758		37,817
LONG TERM DEBT—Less current portion	248,381			248,381
OTHER LONG-TERM LIABILITIES	100	369		469
DEFERRED INCOME TAXES	9,877			9,877

Total liabilities	287,417	9,127	—	296,544

MANDATORILY REDEEMABLE STOCK	115,625			115,625

STOCKHOLDER’S EQUITY:
Series A common stock
Additional paid-in capital (1)	(115,090)	334,836	(219,531)	215
Retained earnings	(39,541)	51,311		11,770

Total stockholder’s equity	(154,631)	386,147	(219,531)	11,985

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$248,411	$395,274	$(219,531)	$424,154

(1)	Includes intercompany balances

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$12	$60,959	$—	$60,971
Other revenue	3	1,158		1,161
Management fee revenue	13,497		(13,497)

Net revenue	13,512	62,117	(13,497)	62,132

OPERATING EXPENSES:
Salaries and benefits	1,966	25,443		27,409
Supplies and facilities cost	2,547	14,138		16,685
Insurance	61	612		673
Provision for bad debts		1,282		1,282
Depreciation and amortization	433	2,034		2,467
Acquisition related costs
Management fee expense		13,497	(13,497)

Total operating expenses	5,007	57,006	(13,497)	48,516

INCOME FROM OPERATIONS	8,505	5,111		13,616
INTEREST EXPENSE	(10,623)			(10,623)
OTHER INCOME	963	5		968

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,155)	5,116		3,961
INCOME TAX (BENEFIT) EXPENSE	(651)	2,885		2,234

NET (LOSS) INCOME	$(504)	$2,231	$—	$1,727

Condensed Consolidating Statements of Operations

For the Five Months Ended June 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$19	$98,762	$—	$98,781
Other revenue	4	1,949		1,953
Management fee revenue	22,021		(22,021)

Net revenue	22,044	100,711	(22,021)	100,734

OPERATING EXPENSES:
Salaries and benefits	3,204	42,071		45,275
Supplies and facilities cost	4,050	23,157		27,207
Insurance	110	991		1,101
Provision for bad debts		2,119		2,119
Depreciation and amortization	509	3,417		3,926
Management fee expense		22,021	(22,021)

Total operating expenses	7,873	93,776	(22,021)	79,628

INCOME FROM OPERATIONS	14,171	6,935		21,106
INTEREST EXPENSE	(16,947)			(16,947)
OTHER INCOME	1,533	12		1,545

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,243)	6,947		5,704
INCOME TAX (BENEFIT) EXPENSE	(643)	3,595		2,952

NET (LOSS) INCOME	$(600)	$3,352	$—	$2,752

Condensed Consolidating Statements of Operations

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$19,355	$—	$19,360
Other revenue	1	489		490
Management fee revenue	1,110		(1,110)

Net revenue	1,116	19,844	(1,110)	19,850

OPERATING EXPENSES:
Salaries and benefits	666	8,599		9,265
Supplies and facilities cost	311	4,050		4,361
Insurance	13	188		201
Provision for bad debts		285		285
Depreciation and amortization	40	321		361
Acquisition related costs	43,710			43,710
Management fee expense		1,110	(1,110)

Total operating expenses	44,740	14,553	(1,110)	58,183

INCOME (LOSS) FROM OPERATIONS	(43,624)	5,291		(38,333)
INTEREST EXPENSE	(2,509)			(2,509)
OTHER FINANCING COSTS	(10,655)			(10,655)
OTHER INCOME	59	1		60

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(56,729)	5,292		(51,437)
INCOME TAX BENEFIT	(13,723)	1,279		(12,444)

NET INCOME (LOSS)	$(43,006)	$4,013	$—	$(38,993)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$7	$50,143	$—	$50,150
Other revenue	3	568		571
Management fee revenue	7,217		(7,217)

Net revenue	7,227	50,711	(7,217)	50,721

OPERATING EXPENSES:
Salaries and benefits	1,713	21,880		23,593
Supplies and facilities cost	1,130	11,795		12,925
Insurance	(9)	652		643
Provision for bad debts		641		641
Depreciation and amortization	150	577		727
Management fee expense		7,217	(7,217)

Total operating expenses	2,984	42,762	(7,217)	38,529

INCOME (LOSS) FROM OPERATIONS	4,243	7,949		12,192
INTEREST EXPENSE	(4,621)	(5)		(4,626)
OTHER FINANCING COSTS	(2,185)			(2,185)
OTHER INCOME	381			381

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2,182)	7,944		5,762
INCOME TAX (BENEFIT) EXPENSE	(875)	3,186		2,311

NET (LOSS) INCOME	$(1,307)	$4,758	$—	$3,451

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$12	$94,232	$—	$94,244
Other revenue	7	948		955
Management fee revenue	7,759		(7,759)

Net revenue	7,778	95,180	(7,759)	95,199

OPERATING EXPENSES:
Salaries and benefits	3,448	41,751		45,199
Supplies and facilities cost	2,291	21,439		23,730
Insurance	(8)	1,277		1,269
Provision for bad debts		1,364		1,364
Depreciation and amortization	297	1,266		1,563
Management fee expense		7,759	(7,759)

Total operating expenses	6,028	74,856	(7,759)	73,125

INCOME (LOSS) FROM OPERATIONS	1,750	20,324		22,074
INTEREST EXPENSE	(8,107)	(8)		(8,115)
OTHER FINANCING COSTS	(2,185)			(2,185)
OTHER INCOME	388	1		389

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(8,154)	20,317		12,163
INCOME TAX (BENEFIT) EXPENSE	(3,407)	8,432		5,025

NET (LOSS) INCOME	$(4,747)	$11,885	$—	$7,138

Condensed Consolidating Statements of Cash Flows

For the Five Months Ended June 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(52,538)	$46,015	$—	$(6,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(775)	(4,069)		(4,844)
Acquisition of businesses, net of cash acquired	(3,601)			(3,601)
Prior period acquisition adjustments	(14)			(14)
Payment of purchase price to former shareholders	(429,190)			(429,190)

Net cash used in investing activities	(433,580)	(4,069)	—	(437,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	294,475			294,475
Payment of transaction related costs	(5,354)			(5,354)
Intercompany transfers	40,376	(40,376)
Debt financing costs	(22,464)			(22,464)
Net borrowings under revolver line of credit	(4,500)			(4,500)
Proceeds from issuances of long-term debt	442,022			442,022
Repayments of long-term debt	(254,588)			(254,588)

Net cash provided by (used in) financing activities	489,967	(40,376)	—	449,591

INCREASE IN CASH	3,849	1,570		5,419
CASH—Beginning of period		423		423

CASH—End of period	$3,849	$1,993	$—	$5,842

Condensed Consolidating Statements of Cash Flows

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,765	$—	$1,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(30)	(286)		(316)

Net cash used in investing activities	(30)	(286)	—	(316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)
Stock options exercised	7			7
Debt financing costs	(547)			(547)
Repayments of revolver line of credit	(5,000)			(5,000)

Net cash provided by (used in) financing activities	(1,353)	(4,187)	—	(5,540)

DECREASE IN CASH	(4,946)	292		(4,654)

CASH—Beginning of period	4,946	131		5,077

CASH—End of period	$—	$423	$—	$423

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(6,364)	$17,564	$—	$11,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(132,626)			(132,626)
Prior period acquisition adjustments
Additions of property and equipment—net	(547)	(2,441)		(2,988)

Net cash used in investing activities	(133,173)	(2,441)		(135,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	7,850	(7,850)
Stock options exercised	76			76
Debt financing costs	(5,712)			(5,712)
Proceeds from issuance of long-term debt	205,000			205,000
Repayments of long-term debt	(77,377)			(77,377)
Repayments of capital lease obligations		(100)		(100)

Net cash provided by (used in) financing activities	129,837	(7,950)	—	121,887

(DECREASE) INCREASE IN CASH	(9,700)	7,173		(2,527)
CASH—Beginning of period	9,700	863		10,563

CASH—End of period	$—	$8,036	$—	$8,036

15.	SEGMENT INFORMATION

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company has determined that it operates two reportable segments: (1) Residential Treatment Services (“Residential”) and (2) Opiate Treatment Services (“Opiate”). The Company has aggregated operations into two reportable segments based on the characteristics of the services provided. The reportable segments have not changed as a result of the consummation of the Bain Merger.

Reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information. The Company’s chief operation decision-maker is its Chief Executive Officer.

The financial information used by the Company’s chief operating decision-maker includes net revenue, operating expenses, income (loss) from operations and capital expenditures.

Residential—The Residential segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient, residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2006, the Residential segment provided substance abuse and behavioral health services to patients at 40 facilities located in 11 states.

Opiate—The Opiate segment provides strictly monitored medication, combined with psychosocial rehabilitation services on an outpatient basis to aid in the treatment of opiate and narcotic addictions. As of June 30, 2006, the Opiate segment provided medication and counseling services to patients at 50 facilities located in 17 states.

Corporate/Other—In addition to the two reportable segments as described above, the Company has activities classified as Corporate/Other which represent revenue and expenses associated with eGetgoing, an online internet startup, and certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support) that are not allocated to the segments.

Selected segment financial information for the Company’s reportable segments were as follows (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2006	Five Months Ended June 30, 2006	One Month Ended January 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net revenue:
Residential	$39,709	$63,815	$12,693	$30,108	$54,300
Opiate	22,274	36,667	7,125	20,603	40,880
Corporate/other	149	252	32	10	19

Total consolidated net revenue	$62,132	$100,734	$19,850	$50,721	$95,199

Operating expenses:
Residential	$28,609	$46,990	$9,113	$22,454	$41,155
Opiate	14,761	24,488	4,447	13,091	26,065
Corporate/other	5,146	8,150	44,623	2,984	5,905

Total consolidated operating expenses	$48,516	$79,628	$58,183	$38,529	$73,125

Income (loss) from operations:
Residential	$11,100	$16,825	$3,580	$7,654	$13,145
Opiate	7,513	12,179	2,678	7,512	14,815
Corporate/other	(4,997)	(7,898)	(44,591)	(2,974)	(5,886)

Total consolidated income (loss) from operations	$13,616	$21,106	$(38,333)	$12,192	$22,074

Income (loss) from operations before income taxes:
Total consolidated income (loss) from operations	$13,616	$21,106	$(38,333)	$12,192	$22,074
Interest expense	(10,623)	(16,947)	(2,509)	(4,626)	(8,115)
Other financing costs	—	—	(10,655)	(2,185)	(2,185)
Other income	968	1,545	60	381	389

Total consolidated income (loss) from operations before income taxes	$3,961	$5,704	$(51,437)	$5,762	$12,163

Capital expenditures:
Residential	$2,509	$3,367	$336	$1,313	$1,997
Opiate	347	924	45	246	602
Corporate/other	699	867	30	381	488

Total consolidated capital expenditures	$3,555	$5,158	$411	$1,940	$3,087

	June 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Total assets:
Residential	$510,862	$248,794
Opiate	322,546	146,480
Corporate/other	49,874	28,880

Total consolidated assets	$883,282	$424,154

16.	SUBSEQUENT EVENTS

Subsequent to June 30, 2006 the Company closed three acquisitions and paid total cash consideration of approximately $32.8 million. These acquisitions provide substance abuse and behavioral health treatment services from three states in the United States. They contribute to the continued building of a nationwide network of behavioral health facilities and expand the range of services offered by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Unless the context otherwise requires, in this management’s discussion and analysis of financial condition and results of operations, the terms “our company,” “we,” “us,” “the Company” and “our” refer (i) for periods prior to the consummation of the Transactions, to CRC Health Group, Inc. and its consolidated subsidiaries and (ii) for periods following the consummation of the Transactions, to CRC Health Corporation and its consolidated subsidiaries following the mergers described below under “The Transactions.”

OVERVIEW

We are one of the leading providers of substance abuse treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We have two reporting segments: residential treatment facilities and opiate treatment clinics. Our residential treatment division, which currently operates 22 inpatient and 18 outpatient facilities in 11 states, treats patients for addiction to alcohol and drugs and other behavioral health disorders. As of June 30, 2006, our residential treatment division treated approximately 1,200 patients per day. Our opiate treatment division, which currently operates 50 opiate treatment clinics in 17 states, provides services to individuals addicted to opiates, including heroin and prescription painkillers such as oxycodone. As of June 30, 2006, our opiate treatment clinics treated approximately 22,175 patients per day. Activities classified as “Corporate/other” represent revenue and expenses associated with eGetgoing, an online internet startup, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

The Transactions

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC acquired CRC Health Group, Inc. in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by investment funds managed by Bain Capital Partners, LLC, merged with and into CRC Health Group, Inc. with CRC Health Group, Inc. remaining as the surviving corporation. In connection with the Transactions, certain members of our management elected to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation and eGetgoing, Inc. merged with and into CRC Health Group Inc. with CRC Health Group, Inc. continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and our Predecessor Company was renamed CRC Health Corporation. Total cash contributed was approximately $740.8 million (including acquisition and financing related fees and expenses of $27.0 million incurred by CRCA Merger Corporation). The proceeds were used to repay existing balances on a revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital Partners, LLC which was expensed in the five months ended June 30, 2006 Successor Company financial statements. In addition, as part of the Transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million per the merger agreement. We refer to our acquisition by investment funds managed by Bain Capital Partners, LLC, the related mergers and the related financings as “the Transactions.”

The aggregate purchase price of $722.9 million plus expenses of $27.0 million incurred by CRCA Merger Corporation was financed with the term loan portion of our new senior secured credit facility of $245.0 million, the issuance of senior subordinated notes of $197.0 million ($200.0 million aggregate principal amount, less $3.0 million of original issue discount), a borrowing under the revolving portion of our new senior secured credit facility of $4.3 million, cash equity investments by investment funds managed by Bain Capital Partners, LLC of $294.5 million and rollover equity investments by certain members of our management of $9.1 million.

The purchase consideration was fixed at the date of the acquisition and there were no adjustments that would result in change in the overall purchase price.

As a result of the acquisition, investment funds managed by Bain Capital Partners, LLC received unilateral control of the Company. Consequently, the acquisition was accounted for as a change in accounting basis in a successor company (CRC Health Corporation). Equity roll over of $9.1 million from certain members of our management was recorded at the stockholder’s predecessor basis, which is zero for accounting purposes, in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue (“EITF”) No. 88-16, Basis in Leveraged Buyout Transactions.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under purchase accounting, the purchase consideration was allocated to the assets and liabilities based on their relative fair values. The consideration remaining was allocated to the Company’s intangibles with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangibles with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly.

As required by our new senior secured credit agreement, we entered into an interest rate swap agreement on February 28, 2006 to provide for interest protection for an initial notional amount of $115 million declining to $10 million at the end of the term. The effective date of the swap agreement was March 31, 2006 and the termination date is March 31, 2011. Under the interest rate swap, we receive an interest rate equal to the 3-month LIBOR rate. In exchange, we pay a fixed rate of 4.99% on the notional amount.

Acquisitions

2006 Acquisitions

In the second quarter of 2006, we completed two acquisitions for approximately $3.6 million in cash.

2005 Acquisitions

In October 2005, we acquired all of the stock of 4therapy.com NETWORK, or 4therapy, for approximately $5.0 million in cash, including acquisition related expenses. In the event that 4therapy meets certain milestones relating to the generation of referrals in the first and second years after the closing, we are obligated to make certain earn-out payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year. 4therapy is an online referral network in the substance abuse treatment market with approximately 150 individual internet sites. As of June 30, 2006, we recorded a liability and additional goodwill of $1.3 million to reflect the pro-rata portion of the earn-out at that date. As of August 10, 2006, 4therapy has met the first year milestones and as a result we expect to make a payment of $1.8 million in the fourth quarter of 2006.

Effective as of September 30, 2005, we acquired substantially all of the assets of Wellness Resource Center for approximately $6.0 million in cash, including acquisition related expenses. Wellness Resource Center was a 37-bed residential treatment facility (at the time of acquisition) and is located in Boca Raton, Florida.

In September 2005, we acquired substantially all of the assets of Montecatini for approximately $4.7 million in cash, including acquisition related expenses. Montecatini was an 11-bed residential treatment facility (at the time of acquisition) and is located in Carlsbad, California.

In June 2005, we acquired substantially all of the assets of Sixth Street Clinic for approximately $0.8 million, including acquisition related expenses. Sixth Street Clinic is an opiate treatment facility located in Albuquerque, New Mexico.

In May 2005, we acquired substantially all of the assets of Sierra Tucson for approximately $132.1 million, including acquisition related expenses of $2.7 million, and assumed certain of its liabilities. Sierra Tucson was a 91-bed residential treatment facility (at the time of acquisition) and is located outside Tucson, Arizona.

SUMMARY

We generate revenue by providing treatment services to patients in both inpatient and outpatient settings. Revenue is recognized when treatment services are provided to a patient. During the quarter and six months ended June 30, 2006, we generated 79% of our net revenue from non-governmental sources, including 58% from self payors and 21% from commercial payors, respectively. During the corresponding period in 2005, revenue from Sierra Tucson is only included following the date of acquisition on May 11, 2005. Sierra Tucson generates effectively all of its revenue from self payors. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

In accordance with SFAS No. 141, Business Combinations, consolidated unearned revenue of $3.5 million was recorded at fair value on February 6, 2006, the date of the closing of the Transactions. Accordingly, $1.5 million of profit ($1.4 million and $0.1 million, relating to our residential treatment division and our opiate treatment division, respectively) associated with the unearned revenue was not carried forward and was not recognized as revenue by us during the five months ended June 30, 2006. In addition, $0.5 million of profit associated with the unearned revenue from the Sierra Tucson acquisition was not carried forward and was not recognized by us during the second quarter of fiscal 2005. We refer to these adjustments as “unearned revenue adjustment”. All amounts presented herein include the unearned revenue adjustment, except as otherwise noted.

During the three and six months ended June 30, 2006, our consolidated same-facility net revenue increased by 8.4% and 7.2%, respectively, compared to the same periods in the prior year. “Same-facility” refers to the comparison of each facility owned during 2005 with the results for the comparable period in 2006.

Our operating expenses include salaries and benefits, supplies and facilities costs, insurance, provision for bad debts, depreciation and amortization and acquisition related costs. Operating expenses for our residential treatment and opiate treatment divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support) and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America “U.S. GAAP”. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. Management believes that other than the adoption of SFAS No. 123(R), Share-Based Payments, there have not been any significant changes during the six months ended June 30, 2006 to the items that we have previously reported in our critical accounting policies in managements’ discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2005.

We adopted the provisions of SFAS No. 123(R) using the prospective transition method on January 1, 2006 and therefore have not restated results for prior periods. During the quarter and six months ended June 30, 2006, we recorded stock option-based compensation expense of $0.9 million and $1.6 million, respectively, in accordance with SFAS 123(R). On February 6, 2006, after the consummation of the Transactions, our indirect parent company, CRC Health Group, Inc., adopted the 2006 Management Incentive Plan (the “Management Plan”) and the 2006 Executive Incentive Plan (the “Executive Plan”) and collectively the “Plans”. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model for Management Plan grants and tranches 1 and 3 of Executive Plan grants. We used the Monte Carlo simulation approach to a binominal pricing model to determine fair value of tranche 2 of Executive Plan grants. The estimate of fair value of the granted awards is based upon certain assumptions including probability of achievement of performance conditions and market conditions in the executive awards, stock price volatility, risk-free interest rate, dividend yield, expected life in years and forfeiture rate.

We made the following assumptions in our use of the above models:

•	Annual EBITDA (earnings before interest, taxation, depreciation, and amortization) targets would be achieved each year as defined in the stock option plan.

•	Stock price was simulated over a ten year period using a binomial pricing model. Expected volatility of 56% and 57% was utilized for the units granted in each of the respective periods and was based on historical volatility of comparable public companies for periods corresponding to effective lives for the plans.

•	We utilized the risk-free rate of 5.07% and 4.52% in our models for the units granted in each of the respective periods. The risk-free rate is based on a yield of a constant maturity U.S. Treasury security with a term equal to the expected term of the options.

•	No dividend would be paid over the option term.

•	For the Management Plan and tranches 1 and 3 of the Executive Plan, we used an expected vesting term of five years; and for tranche 2 of the Executive Plan, we used an expected vesting term of 5.77 and 5.67 years based on Monte Carlo simulation for the units granted in each of the respective periods.

•	Forfeiture rate is 5% each year over the effective vesting period.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of this interpretation will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table illustrates our results of operations by segment for the three and six months ended June 30, 2006 and 2005 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue). Each period has a different basis of accounting and, as a result, they are not comparable. For the purpose of presenting a comparison of our 2006 results to 2005, we have presented the six months ended June 30, 2006 as the mathematical addition of our operating results for January 2006 (“Predecessor Company”) to the operating results of the five months ended June 30, 2006 (“Successor Company”). This approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the six months ended June 30, 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
	(In thousands, except percentages)
Net revenue:
Residential treatment	$39,709	63.9%	$30,108	59.4%	$76,508	63.4%	$54,300	57.0%
Opiate treatment	22,274	35.8%	20,603	40.6%	43,792	36.3%	40,880	43.0%
Corporate / other	149	0.3%	10	0.0%	284	0.3%	19	0.0%

Net revenue	62,132	100.0%	50,721	100.0%	120,584	100.0%	95,199	100.0%

Operating expenses:
Residential treatment	28,609	46.0%	22,454	44.3%	56,103	46.5%	41,155	43.2%
Opiate treatment	14,761	23.8%	13,091	25.8%	28,935	24.0%	26,065	27.4%
Corporate / other	5,146	8.3%	2,984	5.9%	52,773	43.8%	5,905	6.2%

Total operating expenses	48,516	78.1%	38,529	76.0%	137,811	114.3%	73,125	76.8%

Income (loss) from operations:
Residential treatment	11,100	17.9%	7,654	15.1%	20,405	16.9%	13,145	13.8%
Opiate treatment	7,513	12.0%	7,512	14.8%	14,857	12.3%	14,815	15.6%
Corporate / other	(4,997)	-8.0%	(2,974)	-5.9%	(52,489)	-43.5%	(5,886)	-6.2%

Income (loss) from operations	13,616	21.9%	12,192	24.0%	(17,227)	-14.3%	22,074	23.2%

Other income	968		381		1,605		389
Interest expense	(10,623)		(4,626)		(19,456)		(8,115)
Other financing costs	—		(2,185)		(10,655)		(2,185)

Income (loss) from operations before income taxes	3,961		5,762		(45,733)		12,163
Income tax expense (benefit)	2,234		2,311		(9,492)		5,025

Net income (loss)	$1,727		$3,451		$(36,241)		$7,138

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

Consolidated net revenue increased $11.4 million, or 22.5%, to $62.1 million in the quarter ended June 30, 2006 from $50.7 million in the quarter ended June 30, 2005. Excluding the one time effect of the unearned revenue adjustment, our consolidated net revenue increased $10.9 million, or 21.4%, in the quarter ended June 30, 2006. The increase in consolidated net revenue of $11.4 million was primarily attributable to an increase of $9.6 million, or 31.9%, in residential treatment net revenue, and, to a lesser extent, an increase of $1.7 million, or 8.1%, in opiate treatment net revenue. The growth in residential treatment net revenue was in part attributable to a $2.6 million, or 9.5%, increase in same-facility net revenue, and in part to the $4.7 million and $1.2 million of net revenue generated by Sierra Tucson and Wellness Resource Center, which we acquired in May 2005 and September 2005, respectively. Our same-facility residential growth was driven in part by a 6.4% increase in patient census and a 2.9% increase in revenue per patient day. Opiate treatment same-facility net revenue increased 6.9%. This increase was primarily attributable to an increase in the number of patients receiving treatment at our opiate treatment clinics. On a same-facility basis, opiate treatment clinic census increased 5.1% from an average daily census of 20,305 in the second quarter of 2005 to an average daily census of 21,330 in the second quarter of 2006.

Consolidated operating expenses increased $10.0 million, or 25.9%, to $48.5 million in the quarter ended June 30, 2006 from $38.5 million in the quarter ended June 30, 2005. Of the $10.0 million increase, $1.7 million was attributable to an increase in depreciation and amortization of intangibles expense in the second quarter of 2006 resulting from an increase in the fair value of our assets in connection with the Transactions. In addition, the increase was attributable to an increase of $5.2 million, or 23.5%, in residential treatment operating expenses and an increase of $1.3 million, or 10.9%, in opiate treatment operating expenses before divisional administration expenses. Divisional administration expenses increased $1.0 million, or 219.7%, in our residential treatment division and increased $0.4 million, or 26.0%, in our opiate treatment division. The increase in residential treatment operating expenses was in part attributable to a $1.3 million, or 6.3%, same-facility increase in operating expenses. Sierra Tucson and Wellness Resource Center, acquired in May 2005 and September 2005, respectively, contributed $2.5 million and $0.7 million to residential treatment division operating expenses. The increase in opiate treatment operating expenses was attributable to same-facility growth ($1.1 million, or 10.0% increase) and to operating expenses of start-up facilities ($0.3 million, or 44.1% increase). Corporate/other expenses increased $2.2 million, or 72.5%. Expressed as a percentage of consolidated net revenue, corporate/other expenses increased to 8.3% in 2006 compared to 5.9% in 2005. The increase in corporate/other expenses was primarily attributable to a non-cash charge of $0.9 million relating to option-based employee compensation expense (not recognized in 2005). Excluding this charge, corporate/other expenses would have been 6.7% of consolidated net revenue in 2006.

Our consolidated operating margins declined to 21.9% in the quarter ended June 30, 2006 from 24.0% in the quarter ended June 30, 2005, due primarily to an increase of $1.7 million in depreciation and amortization of intangibles expense in the second quarter of 2006 resulting from an increase in the fair value of our assets in connection with the Transactions and a non-cash charge of $0.9 million relating to option-based employee compensation expense. In addition, the operating margin decline of 2.8% in our opiate treatment division contributed to the overall decline. The opiate treatment margin decline can be partially attributable to an increase in depreciation and amortization of intangibles expense in the second quarter of 2006 resulting from an increase in the fair value of our assets in connection with the Transactions. The increase in residential treatment same-facility income from operations before divisional administrative expenses was $1.3 million, or 18.7%, in 2006 compared to 2005. Our opiate treatment same-facility income from operations before divisional administrative expenses increased $0.3 million, or 3.3%, in 2006 compared to 2005.

Consolidated income from operations increased $1.4 million, or 11.7%, in the second quarter of 2006 compared to the second quarter of 2005, primarily due to the above factors. Other income increased $0.6 million in 2006 due primarily to a non-cash gain recognized on the fair value of our interest rate swap. Interest expense and other financing costs increased $3.8 million, or 56.0%, to $10.6 million in 2006 from $6.8 million in 2005. This increase is attributable to the issuance of new senior and subordinated debt related to the Transactions. Income tax expense remained flat in the second quarter of 2006 compared to the second quarter of 2005. The effective tax rate increased from 40.1% for 2005 to 56.4% for 2006. We determine income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods. This increase relates primarily to the tax benefit in January 2006 attributable to deduction of one-time costs. Such one-time deductions include: payments for stock options and management bonuses; sellers’ fees paid at the closing of the Transactions; and write-offs of debt discount and capitalized financing costs. Excluding such one-time deductions, the effective tax rate for the second quarter of 2006 would have been 41.2%.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Consolidated net revenue increased $25.4 million, or 26.7%, to $120.6 million in the six months ended June 30, 2006 from $95.2 million in the six months ended June 30, 2005. Excluding the one time effect of the unearned revenue adjustment, our consolidated net revenue increased $26.4 million, or 27.6%, in the six months ended June 30, 2006. The increase in consolidated net revenue of $25.4 million was primarily attributable to an increase of $22.2 million, or 40.9%, in residential treatment net revenue, and, to a lesser extent, an increase of $2.9 million, or 7.1%, in opiate treatment net revenue. The growth in residential treatment net revenue was in part attributable to a $4.5 million, or 8.6%, increase in same-facility net revenue, while the majority of the growth was attributable to the $14.5 million and $2.3 million of net revenue generated by Sierra Tucson and Wellness Resource Center, which we acquired in May 2005 and September 2005, respectively. Our same-facility residential growth was driven in part by a 6.9% increase in patient census and a 1.6% increase in revenue per patient day. Opiate treatment same-facility net revenue increased 5.4%. This increase was primarily attributable to an increase in the number of patients receiving treatment at our opiate treatment clinics. On a same-facility basis, opiate treatment clinic census increased 4.1% from an average daily census of 20,231 in the six months ended June 30, 2005 to an average daily census of 21,066 in the six months ended June 30, 2006.

Consolidated operating expenses increased $64.7 million, or 88.5%, to $137.8 million in the six months ended June 30, 2006 from $73.1 million in the six months ended June 30, 2005. Of the $64.7 million increase, $2.7 million was attributable to an increase in depreciation and amortization of intangibles expense in the second quarter of 2006 resulting from an increase in the fair value of our assets in connection with the Transactions. In addition, the increase was attributable to an increase of $13.1 million, or 32.4%, in residential treatment operating expenses and an increase of $2.1 million, or 9.1%, in opiate treatment operating expenses before divisional administration expenses. Divisional administration expenses increased $1.9 million, or 240.2%, in our residential treatment division and increased $0.8 million, or 25.0%, in our opiate treatment division. The increase in residential treatment operating expenses was in part attributable to a $3.2 million, or 8.2%, same-facility increase in operating expenses. Sierra Tucson and Wellness Resource Center, which we acquired in May 2005 and September 2005, respectively, contributed $7.6 million and $1.4 million to residential treatment division operating expenses. The increase in opiate treatment operating expenses was attributable to same-facility growth ($1.6 million, or 7.7% increase) and to operating expenses of start-up facilities ($0.6 million, or 42.5% increase). Corporate/other expenses increased $46.9 million, or 793.7%. Expressed as a percentage of consolidated net revenue, corporate/other expenses increased to 43.8% in 2006 compared to 6.2% in 2005. The increase in corporate/other expenses was primarily attributable to one-time expenses of $43.7 million related to the Transactions and a non-cash charge of $1.6 million relating to option-based employee compensation expense (not recognized in 2005). Excluding one-time expenses related to the Transactions and the non-cash charge, corporate/other expenses would have been 6.2% of consolidated net revenue in 2006.

Our consolidated operating margins declined to -14.3% in the six months ended June 30, 2006 from 23.2% in the six months ended June 30, 2005, due primarily to one-time expenses of $43.7 million related to the Transactions, an increase in depreciation and amortization of intangibles expense in the six months ended June 30, 2006 resulting from an increase in the fair value of our assets in connection with the Transactions and a non-cash charge of $1.6 million relating to option-based employee compensation expense. Excluding the one-time expense related to the Transactions, additional depreciation and amortization of intangibles expense and the non-cash charge, our consolidated operating margins would have been 25.5% in the six months ended June 30, 2006, compared to the consolidated operating margin of 23.2% in the six months ended June 30, 2005. The increase in residential treatment same-facility income from operations before divisional administrative expenses was $1.3 million, or 10.0%, in 2006 compared to 2005. Our opiate treatment same-facility income from operations before divisional administrative expenses increased $0.5 million, or 2.8%, in 2006 compared to 2005.

Consolidated income (loss) from operations decreased by $39.3 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to the above factors. Other income increased $1.2 million in 2006 due primarily to a gain recognized on the fair value of our interest rate swap. Interest expense and other financing costs increased $19.8 million, or 192.3%, to $30.1 million in 2006 from

$10.3 million in 2005. This increase is attributable to the issuance of new senior and subordinated debt related to the Transactions and to the write-off of debt discount and unamortized capitalized financing costs in the amount of $10.6 million from prior senior and subordinated debt that was refinanced as part of the Transactions. Income tax expense (benefit) decreased $14.5 million to a benefit of $9.5 million in 2006 from $5.0 million expense in 2005 due to the loss incurred in 2006 due primarily to one-time expenses of $43.7 million related to the Transactions. The effective tax rate declined from 41.3% for 2005 to 20.8% for 2006. This reduction relates primarily to the deduction of one-time costs in January 2006. Such one-time deductions include: payments for stock options and management bonuses; sellers’ fees paid at the closing of the Transactions; and write-offs of debt discount and capitalized financing costs. Excluding such one-time deductions, the effective tax rate for 2006 would have been 41.2%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for operating activities are payments from self pay patients, commercial payors and government programs for treatment services. We receive most of our cash from self payors in advance or upon completion of treatment. Cash revenue from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services.

Working Capital

Working capital is defined as total current assets, including cash, less total current liabilities, including the current portion of long-term debt.

We had working capital of $17.6 million on June 30, 2006 compared to working capital of $2.3 million at December 31, 2005. The increase in working capital from December 31, 2005 to June 30, 2006 was primarily attributable to a net increase in income tax receivable of $5.9 million (an increase in income tax receivable of $2.5 million and a decrease in income tax payable of $3.4 million) and a decrease in current portion of long-term debt of $9.1 million. The increase in income tax receivable resulted from a pre-tax book loss in the six months ended June 30, 2006 due to charges to the Predecessor Company statement of operations in January 2006 in connection with the Transactions. Such charges included: write-offs of discount on debt and capitalized financing costs; accrual for payment of stock options and management bonuses; and accrual for payment of sellers’ fees.

Sources and Uses of Cash

	Six Months Ended
	June 30, 2006	June 30, 2005
	(In thousands)
Net cash (used in) provided by operating activities	$(5,321)	$11,200
Net cash used in investing activities	(437,965)	(135,614)
Net cash provided by financing activities	444,051	121,887

Net increase (decrease) in cash	$765	$(2,527)

Cash used in operating activities was $5.3 million in the six months ended June 30, 2006, compared to cash provided by operating activities of $11.2 million in the six months ended June 30, 2005. The $16.5 million decrease in cash flows from operating activities was primarily due to the net loss in the January 2006 Predecessor Company Statement of Operations resulting from one-time acquisition related expenses incurred in connection with the Transactions, partially offset by lower working capital needs in the six months ended June 30, 2006 compared to the same period in 2005.

Cash used in investing activities was $438.0 million in the six months ended June 30, 2006, compared to $135.6 million in the six months ended June 30, 2005. The increase in the cash used for investing activities during the six months ended June 30, 2006 was due primarily to the payment of the purchase price to former shareholders in connection with the Transactions. This increase was partially offset by a decrease in cash spent for the acquisition of businesses in the six months ended June 30, 2006 compared to the same period in 2005.

Cash provided by financing activities was $444.1 million in the six months ended June 30, 2006, compared to $121.9 million in the six months ended June 30, 2005. The increase of $322.2 million was due primarily to an equity contribution of $294.5 million from investment funds managed by Bain Capital Partners, LLC. In addition, the increase in net issuances of long-term debt of $187.4 million in six months ended June 30, 2006 compared to $127.6 million in the six months ended June 30, 2005 contributed to the overall increase.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our new senior secured credit facility and existing cash and cash equivalents. Our new senior secured credit facility is comprised of a $245.0 million senior secured term loan facility and a $100.0 million revolving credit facility, $4.3 million of which was drawn at the closing of the Transactions and was repaid in full as of June 30, 2006. In addition, the revolving credit facility had approximately $3.2 million of letters of credit issued under it at the closing of the Transactions. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our new senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months.

In addition, we may expand existing residential treatment and opiate treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and will likely seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional residential treatment facilities and opiate treatment clinics. Our non-expansion capital expenditures are approximately $4.0 to $5.0 million per year. We expect to spend an additional $20.0 to $25.0 million over the next 18 to 24 months and a total of $35.0 to $40.0 million over the next five years for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of June 30, 2006, we are in compliance with all such covenants.

Funding Commitments

Subsequent to June 30, 2006 we closed three acquisitions and paid total cash consideration of approximately $32.8 million. These acquisitions provide substance abuse and behavioral health treatment services from three states in the United States. They contribute to the continued building of a nationwide network of behavioral health facilities and expand our range of services.

In connection with our 4therapy acquisition in October 2005, we are obligated to make certain earn-out payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year if 4therapy meets certain milestones relating to the generation of referrals in the first and second year after closing. As of August 10, 2006, 4therapy has met the first year milestones and as a result we expect to make a payment of $1.8 million in the fourth quarter of 2006.

With the exception of our new senior secured credit facility of $245.0 million and the issuance of $200.0 million aggregate principal amount of senior subordinated notes, both of which were issued in connection with the Transactions and which were reflected in the Obligations and Commitments table included in our registration statement, there have been no other material changes in our contractual long-term debt obligations and operating lease obligations in the three and six months ended June 30, 2006.

Risk Factors

Set forth below and elsewhere in this report and in other documents have filed and will file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Impact of Inflation and Economic Trends

Although inflation has not had a material impact on our results of operations, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are supply costs which tend to escalate as vendors pass on rising costs through price increases. Some of our facilities are experiencing the effects of the tight labor market, including a shortage of counselors and nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate. Although we cannot predict our ability to cover future cost increases, we believe that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. Our ability to pass on increased costs associated with providing services to our patients may be, in some cases, limited by our contractual arrangements with third-party payors.

The behavioral healthcare industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most healthcare services are not considered a component of discretionary spending. However, our facilities may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements by federal or state governments or managed care payors. Furthermore, facilities such as Sierra Tucson that have a high proportion of private pay patients are more likely to be affected by general economic trends. We are not aware of any economic trends that would prevent us from being able to remain in compliance with all of our debt covenants and to meet all required obligations and commitments in the near future.

If federal or state healthcare programs, managed care organizations and other third party payors reduce their reimbursement rates for services provided, our revenue and profitability may decline.

Government healthcare programs, managed care organizations and other third party payors pay for the services we provide to some of our patients. If any of these entities reduce their reimbursement rates, or elect not to cover some or all of our services, our revenue and profitability may decline.

For the year ended December 31, 2005, we derived approximately 25% of our revenue from government programs and 75% of our revenue from non-government payors such as managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid and Medicare, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our costs to provide our services increase, we typically will not be able to recover these costs from government payors. In addition, the federal government and many state governments are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. They also tend to pay on a slower schedule. Thus, while 25% of our revenue for the year ended December 31, 2005 was attributable to governmental payors, such payors accounted for 40% of our accounts receivable as of December 31, 2005. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles, our cash flow from operations could be negatively affected.

Commercial payors such as managed care organizations, private health insurance programs and labor unions generally reimburse us for the services rendered to insured patients based upon contractually determined rates. These commercial payors are under significant pressure to control healthcare costs. In addition to limiting the amounts they will pay for the services we provide their members, commercial payors may, among other things, impose prior authorization and concurrent utilization review programs that may further limit the services for which they will pay and shift patients to lower levels of care and reimbursement. These actions may reduce the amount of revenue we derive from commercial payors.

We derive a significant portion of our revenue from key treatment facilities that are located in Pennsylvania, California, Arizona, Indiana and West Virginia, which makes us particularly sensitive to regulatory and economic conditions in those states.

For the year ended December 31, 2005, our Pennsylvania facilities accounted for approximately 22% of our total revenue, our California facilities accounted for approximately 12% of our total revenue, our Arizona facilities accounted for approximately 10% of our total revenue, our Indiana facilities accounted for approximately 10% of our total revenue and our West Virginia facilities accounted for approximately 9% of our total revenue. We estimate that our Sierra Tucson facility, which we acquired in May 2005, would have increased the percentage related to our facilities located in Arizona to approximately 15% of our total revenue had we owned Sierra Tucson since the beginning of the year ended December 31, 2005. If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

If Pennsylvania government funds for the services we provide are reduced or unavailable, our revenue and profitability may be negatively impacted.

For the year ended December 31, 2005, we derived approximately 15% of our revenue from government programs funded by the Commonwealth of Pennsylvania. Similar to other states, Pennsylvania prepares its budget on an annual basis under significant cost pressures and budgetary approval can be subject to the unpredictability of the political process. Our revenues and operating results could be harmed by any reduction or delay in reimbursement by the Commonwealth of Pennsylvania for services we provide to patients covered by state-funded programs.

We may have difficulty operating and integrating treatment facilities that we acquire. This may disrupt our business and increase our costs and harm our operating results.

In 2003, we acquired nine residential and 24 opiate treatment facilities and in 2004, we acquired one residential facility. In 2005, we acquired three residential facilities and one opiate treatment facility. Additional acquisitions would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

•	integrate operations and personnel at acquired facilities;

•	retain key management and healthcare professional personnel;

•	maintain and attract patients to acquired facilities;

•	manage our exposure to unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations; and

•	realize our investment return on acquisitions.

Integration efforts can require spending substantial resources on projects, such as implementing consistent billing, payroll and information technology systems, instituting standard policies and procedures and re-training staff from the acquired businesses to conform to our service philosophy and internal compliance procedures. Furthermore, integrating an acquired treatment facility may disrupt our ongoing business and distract our management and other key personnel. If we are unable to manage our expansion efforts efficiently or effectively, or are unable to attract and retain additional qualified management and healthcare professional personnel to run our expanded operations, our business may be disrupted, our costs may increase and our operating results may be harmed.

We may have difficulty opening new treatment facilities and operating them profitably. We have limited experience in opening new treatment facilities. If we are unable to execute our strategy, our growth may be restrained and our operating results could be adversely affected.

Our growth strategy includes developing and opening new treatment facilities and to date, we have limited experience in opening new treatment facilities. Planning and opening new treatment facilities can be complex, and may be delayed and, in some circumstances, prevented by a variety of forces, including local zoning and land use regulation, health facility licensing, certificate of need requirements, community opposition and other political issues. Healthcare laws and other rules and regulations may also impede or increase the cost of opening new facilities. If we are unable to open new treatment facilities on time and on budget, our rate of growth and operating results may be adversely affected.

Even if we are able to open new treatment facilities, we may not be able to staff them or integrate them into our organization. In addition, there can be no assurance that, once completed, new treatment facilities will achieve sufficient patient census to generate operating profits. Developing new facilities, particularly residential facilities, involves significant upfront capital investment and expense and if we are unable to attract patients quickly and/or enter into contracts or extend our existing contracts with third party payors for these facilities, these facilities may not be profitable and our operating results could be adversely affected.

State and local regulation of the construction, acquisition or expansion of healthcare treatment facilities could prevent us from opening or acquiring additional treatment facilities or expanding or renovating our existing treatment facilities, which may cause our growth to be restrained and our operating results to be adversely affected.

Some states have enacted laws which require prior approval for the construction, acquisition or expansion of healthcare treatment facilities, or for other capital expenditures such as the acquisition of certain kinds of equipment used at treatment facilities. In giving approval, these states consider the need for additional or expanded healthcare treatment facilities or services. In the states of North Carolina, West Virginia and Indiana in which we currently operate, certificates of need may be required to be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered. Other states in which we now or may in the future operate may also require certificates of need under certain circumstances not currently applicable to us, or may impose standards and other health planning requirements upon us.

No assurance can be given that we will be able to obtain the required approvals or certificates of need for additional or expanded treatment facilities or services in the future, which may restrain our growth. If we are unable to obtain required regulatory, zoning or other required approvals for renovations and expansions, our growth may be restrained and our operating results may be adversely affected.

A shortage of qualified healthcare workers could adversely affect our ability to identify, hire and retain qualified personnel. This could increase our operating costs, restrain our growth and reduce our revenue.

The success of our business depends on our ability to identify, hire and retain a professional team of addiction counselors, nurses, psychiatrists, physicians, licensed counselors and clinical technicians across our network of treatment facilities. Competition for skilled employees is intense. For example, there are currently national shortages of qualified addiction counselors and registered nurses. The process of locating and recruiting skilled employees with the combination of qualifications and attributes required to treat those suffering from addiction and other behavioral health illnesses can be lengthy and competition for these workers could cause the salaries, wages and benefits we must pay to increase faster than anticipated. Furthermore, many states require specified staff to patient ratios in residential treatment facilities and opiate treatment clinics. If we are unable to identify, hire and retain sufficient numbers of qualified professional employees, or to continue to offer competitive salaries and benefits, we may be unable to staff our facilities with the appropriate personnel or to maintain required staff ratios and may be required to turn away patients. These factors could increase our operating costs, restrain our growth and reduce our revenue.

If we fail to cultivate new or maintain established relationships with patient referral sources, our revenue may decline.

Our ability to grow or even to maintain our existing level of business depends significantly on our ability to establish and maintain close working relationships with physicians, managed care companies, insurance companies and other patient referral sources. We do not have binding contracts or commitments with any of these patient referral sources. We may not be able to maintain our existing referral source relationships or develop and maintain new relationships in existing or new markets. If we lose existing relationships with our referral sources, the number of patients we treat may decline, which may adversely affect our revenue. If we fail to develop new referral relationships, our growth may be restrained.

Our opiate treatment clinics are sometimes subject to attempts by local or regional governmental authorities and local area residents to force their closure or relocation.

Property owners and local authorities have attempted, and may in the future attempt, to use zoning ordinances to eliminate our ability to operate a given opiate treatment clinic by claiming that the clinic violates existing ordinances, rezoning or adopting new ordinances. Local governmental authorities in some cases have attempted to use litigation and the threat of prosecution to force the closure of certain of our clinics. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed.

There are only two significant suppliers of methadone distributed by our opiate treatment clinics nationwide. If one or both of these vendors does not supply the methadone we require, we may face increased costs in our opiate treatment division, which may adversely affect our operating results and profitability.

Although methadone is a generic drug, there are only two significant national suppliers of methadone, Mallinckrodt Inc. and VistaPharm, Inc. We currently purchase methadone for dispensation in our clinics from both of them. If one of these suppliers were to reduce or curtail production of methadone, we would need to identify other suppliers of methadone. If we are unable to do so, our cost to purchase methadone may increase which may adversely affect our operating results and profitability.

A decline in the revenues or profitability of our Sierra Tucson facility would likely have a material adverse effect on our revenues and operating results.

For the year ended December 31, 2005, our Sierra Tucson facility, which we acquired in May 2005, represented approximately 10% of our total revenue and approximately 15% of our operating income before corporate and divisional overhead. We estimate that for the year ended December 31, 2005, our Sierra Tucson facility would have represented approximately 15% of our total revenue and approximately 21% of our operating income before corporate and divisional overhead, had we owned such facility since the beginning of that period. Our Sierra Tucson facility’s high occupancy rate as well as the favorable average length of stay and price of treatment make it our most profitable facility. Should Sierra Tucson’s revenues or profitability decline for any reason or its operations be interrupted, our total revenue and profitability could also decline. For example, a terrorist act, significant terrorist threat or other disruption to air travel may reduce the willingness or ability of Sierra Tucson’s national and international patient base to travel to the facility or a fire or other casualty loss could interrupt its operations. These events could negatively affect our consolidated operating results.

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our revenues and operating results.

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our facilities. Such natural disasters may result in physical damage to or destruction of our facilities as well as damage to areas where our patients or referral sources are based. Hurricane Dennis resulted in property damage, extra expenses and lost revenue to our Twelve Oaks facility. In addition, prior to Hurricane Katrina, our Twelve Oaks facility historically generated 15-20 referrals on a monthly basis from areas affected by Hurricane Katrina. In the months following Hurricane Katrina, such referrals decreased significantly. Hurricane Wilma resulted in a loss of electricity to our Wellness Resource Center in Boca Raton, FL and patients had to be evacuated for a period of time. Such natural disasters may lead to decreased census, decreased revenues and higher operating costs.

We face significant competition from established treatment providers as well as new entrants.

We compete directly with a wide variety of non-profit, government and for-profit substance abuse treatment providers, and this competition may intensify in the future. Non-profit and government providers may be able to offer competitive services at lower prices, which may adversely affect our revenue in regional markets and service categories in which we compete with non-profit and government providers. In addition, many for-profit providers are local, independent operators with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers. For example, our opiate treatment clinics are currently facing increasing competition in California, which has slowed the growth in the number of patients those clinics treat. We may also face increasing competition from new operators which may adversely affect our revenue and operating results in impacted markets.

As a provider of healthcare services, we are subject to claims and legal actions by patients, employees and others, which may increase our costs and harm our business.

We are subject to medical malpractice and other lawsuits based on the services we provide. In addition, treatment facilities that we have acquired, or may acquire in the future, may have unknown or contingent liabilities, including liabilities related to patient care and failure to comply with healthcare laws and regulations, which could result in large claims, significant defense costs and interruptions to our business. These liabilities may increase our costs and harm our business. A successful lawsuit or claim that is not covered by, or is in excess of, our industry standard insurance coverage may increase our costs and reduce our profitability. Furthermore, we maintain a $0.5 million deductible per claim under our workers compensation insurance, and an increase in workers compensation claims or average claim size may also increase our costs and reduce our profitability. Our insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

Companies within the healthcare industry continue to be the subject of federal and state investigations.

Both federal and state government agencies as well as commercial payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including:

•	quality of care;

•	financial relationships with referral sources;

•	medical necessity of services provided; and

•	appropriateness of billing and coding for items and services billed to governmental payors.

The 2006 Work Plan issued by the Office of Inspector General, or the OIG, of the Department of Health and Human Services includes among the areas that the agency will target for investigation in 2006 a number of services we offer, including Outpatient Alcoholism Services and Freestanding Inpatient Alcoholism Providers. Any investigations of us or our executives or managers could result in significant liabilities or penalties, including possible exclusion from the Medicare or Medicaid programs, as well as adverse publicity.

The integration of our information systems may be more costly than we anticipate, may not be completed on time or the integrated systems may not function properly.

We are currently introducing new software to consolidate and integrate critical information systems used in daily operations, including for claims processing, billing, financial and intake and other clinical functions. The new software is also intended to streamline internal controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We expect to make additional capital expenditures related to this plan before it is complete. If this implementation takes longer or is more expensive than anticipated, or if we fail to successfully complete this implementation or if the software fails to perform as expected, our operations may be disrupted and we may not comply with the requirements of Section 404 of the Sarbanes-Oxley Act. This may increase our costs, reduce our revenue and harm our business.

We have a limited history of profitability, have incurred net losses in the past and may incur substantial net losses in the future.

We began operations in August 2002, and our predecessor organizations began operations in September 1995. In 2002 and 2003, we recorded a net loss from continuing operations of approximately $11.5 million and $1.6 million, respectively. We recorded a net profit in 2004 and 2005, but we cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

We depend on our key management personnel.

Our senior management team has many years of experience addressing the broad range of concerns and issues relevant to our business. The loss of existing key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have an adverse effect on our business and our ability to execute our growth strategy.

Regulatory Risks

If we fail to comply with extensive laws and government regulations, we could suffer penalties, become ineligible to participate in reimbursement programs or be required to make significant changes to our operations, which may reduce our revenues, increase our costs and harm our business.

Healthcare service providers are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure, certification and accreditation;

•	handling of controlled substances;

•	adequacy of care, quality of services, qualifications of professional and support personnel;

•	referrals of patients and relationships with physicians;

•	inducements to use healthcare services that are paid for by governmental agencies;

•	billings for reimbursement from commercial and government payors;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	physical plant planning, construction of new facilities and expansion of existing facilities;

•	state and local land use and zoning requirements; and

•	corporate practice of medicine and fee splitting.

Failure to comply with these laws and regulations could result in the imposition of significant penalties or require us to change our operations, which may harm our business and operating results.

The following is a discussion of some of the risks relating to specific laws and regulations that apply to us.

Licensure, accreditation and certification

In order to operate our business, all of our facilities must obtain the required state and federal licenses and certification as well as in most cases accreditation from the Joint Council on Accreditation of Healthcare Organizations, JCAHO, or the Commission on Accreditation of Rehabilitation Facilities, CARF. In addition, such licensure, certification and accreditation is required to receive reimbursement from most commercial and government payors. If our facilities are unable to maintain such licensure, certification and accreditation, our revenue may decline, our growth may be limited and our business may be harmed.

Handling of controlled substances

Our facilities must comply with especially strict federal and state regulations concerning the distribution of methadone and other controlled pharmaceuticals. The potential for theft or diversion of methadone and other pharmaceuticals distributed at our facilities for illegal uses has led the federal government as well as a number of states and localities to adopt stringent regulations not applicable to many other types of healthcare providers. Compliance with these regulations is expensive and these costs may increase in the future.

Referrals of patients and relationships with physicians

The federal anti-kickback statute and related regulations prohibit certain offers, payments or receipt of remuneration in return for referring patients covered by Medicaid or other federal healthcare programs or purchasing, leasing, ordering or arranging for or recommending any services, good, item or facility for which payment may be made under a federal healthcare program. Federal physician self-referral legislation, known as the Stark Law, generally prohibits a physician from ordering certain services reimbursable by a federal healthcare program from an entity with which the physician has a financial relationship, unless an exception applies, and prohibits the entity from billing for certain services rendered pursuant to any prohibited referrals. Several of the states in which we operate have laws that are similar to the federal Stark and anti-kickback laws and that reach services paid for by private payors and individual patients.

If we fail to comply with the federal anti-kickback statute and its safe harbors, the Stark Law or other related state and federal laws and regulations, we could be subjected to criminal and civil penalties, we could lose our license to operate, and our facilities could be excluded from participation in Medicaid and other federal and state healthcare programs and could be required to repay governmental payors amounts received by our facilities for services resulting from prohibited referrals. In lieu of repayment, the OIG may impose civil monetary assessments of three times the amount of each item or service wrongfully claimed. In addition, if we do not operate our treatment facilities in accordance with applicable law, our treatment facilities may lose their licenses or the ability to participate in third party reimbursement programs.

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses and exclusion from Medicaid programs, which could harm us. Approximately 25% of our revenue for the year ended December 31, 2005 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure you that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

Privacy and security requirements

There are numerous federal and state regulations such as the federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, addressing patient information privacy and security concerns. Compliance with these regulations can be costly and requires substantial management time and resources. We are not currently in full compliance with the security regulations contained in HIPAA, however, we do have plans in place to become compliant. Our failure to comply with HIPAA privacy or security requirements could lead to civil and criminal penalties and our business could be harmed.

In addition, many states impose similar, and in some cases more restrictive, requirements. For example, some states impose laws governing the use and disclosure of health information pertaining to mental health and/or substance abuse issues that are more stringent than the rules that apply to healthcare information generally. As public attention is drawn to the issues of the privacy and security of medical information, states may revise or expand their laws concerning the use and disclosure of health information, or may adopt new laws addressing these subjects. Failure to comply with these laws could expose us to criminal and civil liability, as well as requiring us to restructure certain of our operations.

Changes in state and federal regulation and in the regulatory environment, as well as different or new interpretations of existing regulations, could adversely affect our operations and profitability.

Since our facilities and operations are regulated at federal, state and local levels, we could be affected by different regulatory changes in different regional markets. Increases in the costs of regulatory compliance and the risks of noncompliance may increase our operating costs, and we may not be able to recover these increased costs, which may adversely affect our results of operations and profitability.

Also, because many of the current laws and regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our treatment facilities, equipment, personnel, services or capital expenditure programs. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could adversely affect our business and operating results.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our new senior secured credit facility. We have $244.4 million in term loans outstanding, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in annual interest expense on our new term loans. We also have a new revolving credit facility, which provides for borrowings of up to $100.0 million, which bears interest at variable rates. Assuming the revolver is fully drawn, each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on our new revolving credit facility. We entered into an interest rate swap agreement to exchange floating for fixed interest rate payments to reduce interest rate volatility.

Item 4.	Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

A full description of the risk factors associated with our business is included under the heading “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part 1 of this Quarterly Report and is incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index beginning on page 54 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 21, 2006

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.
†	Furnished herewith.