Form 10-Q
period 2006-09-30
CRC Health CORP
filed 2006-11-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

There is no market for the registrant’s equity. The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 10, 2006 was 1,000.

CRC HEALTH CORPORATION

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2006 (Successor) and December 31, 2005 (Predecessor)	3
		Condensed Consolidated Statements of Operations for the three and eight months ended September 30, 2006 (Successor), one month ended January 31, 2006 and three and nine months ended September 30, 2005 (Predecessor)	4
		Condensed Consolidated Statements of Mandatorily Redeemable Stock and Stockholder’s Equity for the eight months ended September 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor)	5
		Condensed Consolidated Statements of Cash Flows for the eight months ended September 30, 2006 (Successor), one month ended January 31, 2006 and nine months ended September 30, 2005 (Predecessor)	6
		Notes to Condensed Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	48
	Item 4.	Controls and Procedures	48

Part II.	Other Information
	Item 1A.	Risk Factors	49
	Item 6.	Exhibits	49

Signature			50
Exhibit Index			51

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; the potentially difficult, unsuccessful or costly integration of recently acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment facilities; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s opiate treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; CRC’s substantial indebtedness; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2006 (SUCCESSOR) AND DECEMBER 31, 2005 (PREDECESSOR)

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
ASSETS
CURRENT ASSETS:
Cash	$1,593	$5,077
Accounts receivable, net of allowance for doubtful accounts of $6,306 in 2006 and $4,459 in 2005	29,071	23,418
Prepaid expenses	4,160	4,510
Other current assets	1,389	2,832
Income taxes receivable	5,200	—
Deferred income taxes	4,271	4,264

Total current assets	45,684	40,101
PROPERTY AND EQUIPMENT—Net	71,506	49,074
GOODWILL	479,823	265,977
INTANGIBLE ASSETS—Net	294,447	60,008
OTHER ASSETS	22,386	8,994

TOTAL ASSETS	$913,846	$424,154

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,012	$5,348
Accrued liabilities	18,684	14,400
Income taxes payable	—	3,384
Current portion of long-term debt	34,450	11,550
Other current liabilities	6,092	3,135

Total current liabilities	62,238	37,817

LONG-TERM DEBT—Less current portion	438,545	248,381
OTHER LONG-TERM LIABILITIES	393	469
DEFERRED INCOME TAXES	112,418	9,877

Total liabilities	613,594	296,544

Predecessor Company—Mandatorily redeemable stock—324,731,796 shares authorized; 262,399,056 shares issued and outstanding at December 31, 2005	—	115,625

STOCKHOLDER’S EQUITY:
Predecessor Company—Series A common stock, $0.000001 par value—378,090,843 shares authorized; 8,652,429 shares issued and outstanding at December 31, 2005
Successor Company—Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2006
Additional paid-in capital	297,061	215
Retained earnings	3,191	11,770

Total stockholder’s equity	300,252	11,985

TOTAL LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY	$913,846	$424,154

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND EIGHT MONTHS ENDED SEPTEMBER 30, 2006 (SUCCESSOR), ONE MONTH

ENDED JANUARY 31, 2006 (PREDECESSOR) AND THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2005 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Three Months Ended September 30, 2006	Eight Months Ended September 30, 2006	One Month Ended January 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
NET REVENUE:
Net client service revenue	$64,290	$163,071	$19,360	$54,963	$149,207
Other revenue	1,210	3,163	490	915	1,870

Net revenue	65,500	166,234	19,850	55,878	151,077

OPERATING EXPENSES:
Salaries and benefits	30,397	77,262	9,265	24,924	70,123
Supplies, facilities and other operating costs	17,731	44,449	4,562	15,515	40,514
Provision for doubtful accounts	1,176	3,295	285	519	1,883
Depreciation and amortization	2,320	6,246	361	1,125	2,688
Acquisition related costs	—	—	43,710	—	—

Total operating expenses	51,624	131,252	58,183	42,083	115,208

INCOME (LOSS) FROM OPERATIONS	13,876	34,982	(38,333)	13,795	35,869
INTEREST EXPENSE	(11,214)	(28,161)	(2,509)	(5,712)	(13,827)
OTHER FINANCING COSTS	—	—	(10,655)	—	(2,185)
OTHER (EXPENSE) INCOME	(1,481)	64	60	1,361	1,750

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,181	6,885	(51,437)	9,444	21,607
INCOME TAX EXPENSE (BENEFIT)	742	3,694	(12,444)	3,434	8,459

NET INCOME (LOSS)	$439	$3,191	$(38,993)	$6,010	$13,148

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY (UNAUDITED)

FOR THE EIGHT MONTHS ENDED SEPTEMBER 30, 2006 (SUCCESSOR) AND ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands, except per share and share amounts)

	Redeemable Convertible Preferred and A-1 Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2005 (Predecessor)	262,399,056	$115,625	8,652,429	$—	$215	$11,770	$11,985
Exercise of options			72,968		7		7
Comprehensive income—net loss for the one month ended January 31, 2006						(38,993)	(38,993)

BALANCE—January 31, 2006 (Predecessor)	262,399,056	115,625	8,725,397		222	(27,223)	(27,001)
Merger with CRCA Merger Corporation:
Repurchase and retirement of CRC Health Group, Inc. preferred and common stock and Series A common stock	(262,399,056)	(115,625)	(8,725,397)		(222)	27,223	27,001
Issuance of CRC Health Corporation common stock			1,000		294,475		294,475
Stock based compensation					2,586		2,586
Comprehensive income—net income for the eight months ended September 30, 2006						3,191	3,191

BALANCE—September 30, 2006 (Successor)	—	$—	1,000	$—	$297,061	$3,191	$300,252

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE EIGHT MONTHS ENDED SEPTEMBER 30, 2006 (SUCCESSOR),

ONE MONTH ENDED JANUARY 31, 2006 AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (PREDECESSOR)

(In thousands)

	Successor	Predecessor
	Eight Months Ended September 30, 2006	One Month Ended January 31, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,191	$(38,993)	$13,148
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,246	361	2,688
Write-off of debt discount and capitalized financing costs	—	10,655	2,185
Write off of intangible assets			41
Acquisition and financing related costs	—	24,445	—
Amortization of debt discount and capitalized financing costs	1,982	162	1,082
(Gain) loss on interest rate swap agreement	15	(55)	(1,189)
Provision for doubtful accounts	3,295	285	1,883
Stock-based compensation	2,586	17,666	—
Deferred income taxes	(391)	—	1,207
Changes in current assets and liabilities:
Accounts receivable	(7,962)	(1,271)	(3,743)
Income taxes receivable	3,841	(9,041)	—
Accounts payable	26	(2,997)	33
Accrued liabilities	(24,832)	1,196	(978)
Income taxes payable		(3,384)	110
Other working capital accounts	5,695	842	1,242
Other assets and liabilities	(39)	1,331	(575)

Net cash (used in) provided by operating activities	(6,347)	1,202	17,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(7,115)	(316)	(6,964)
Acquisition of business, net of cash acquired	(36,626)	—	(137,789)
Prior period acquisition adjustments	(14)	—	—
Payment of purchase price to former shareholders	(429,190)	—	—

Net cash used in investing activities	(472,945)	(316)	(144,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	294,475	—	—
Payment of transaction related costs	(5,354)	—	—
Stock options exercised	—	7	84
Debt financing costs	(22,981)	(547)	(5,707)
Repayments of capital obligations	—	—	(78)
Net borrowings under revolver line of credit	27,500	(5,000)	8,000
Proceeds from issuances of long-term debt	442,022	—	205,000
Repayment of long-term debt	(255,200)	—	(77,889)

Net cash provided by (used in) financing activities	480,462	(5,540)	129,410

NET INCREASE (DECREASE) IN CASH	1,170	(4,654)	1,791
CASH—Beginning of period	423	5,077	10,563

CASH—End of period	$1,593	$423	$12,354

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable in conjunction with the addition of property and equipment	$225	$95	$263
Payable in conjunction with 4therapy contingent consideration	$1,744	$—	$—
Payable in conjunction with acquisition of Wellness Resource Center	$—	$—	$5,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$22,652	$1,336	$12,734

Cash paid for income taxes, net of refunds	$225	$—	$7,386

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The Company is headquartered in Cupertino, California and through its wholly-owned subsidiaries owns and operates drug and alcohol rehabilitation facilities and clinics specializing in the treatment of chemical dependency and other addiction diseases and behavioral health disorders such as eating disorders. The Company offers services including detoxification, inpatient treatment, day and intensive outpatient programs, aftercare, therapeutic living programs and opiate treatment programs. The Company delivers its services through its residential treatment facilities and through its outpatient opiate treatment clinics which the Company refers to as its residential and opiate treatment segments. As of September 30, 2006, the Company operated 103 facilities and clinics located in 23 states. The Company also provides online chemical dependency treatment available through eGetgoing.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim financial information. The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries, and, for the periods through January 31, 2006, CRC Health Group, Inc. and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, its results of operations for three and eight months ended September 30, 2006, one month ended January 31, 2006 and three and nine months ended September 30, 2005, and its cash flows for eight months ended September 30, 2006, one month ended January 31, 2006, and nine months ended September 30, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005. Certain reclassifications have been made to prior period amounts in order to conform to the current period presentation. The Company modified the presentation of operating expense line items in the condensed consolidated statements of operations to combine the previously labeled “Insurance” with “Supplies, facilities and other operating costs.” In addition, stock option-based compensation expense of approximately $1.6 million was reclassified from “Supplies, facilities and other operating costs” into “Salaries and benefits” in the eight months ended September 30, 2006 results. These reclassifications do not impact the Company’s previously reported consolidated net revenue, net income or total assets for the periods presented.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements— In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for material errors in existence at the beginning of the first fiscal year ended after November 15, 2006, with earlier adoption encouraged. SAB 108 is required to be adopted by the Company on January 1, 2007. The Company is currently evaluating the effect of the adoption of SAB 108 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute; however SFAS 157 does not apply to SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R))”. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is required to be adopted by the Company on January 1, 2008. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is required to be adopted by the Company on January 1, 2007. The Company is currently evaluating the effect of the adoption of FIN 48 will have on its financial statements.

3.	ACQUISITIONS

In the nine months ended September 30, 2006, the Company completed five acquisitions and paid total cash consideration of approximately $36.6 million, including acquisition related expenses. These acquisitions are intended to expand the range of services offered by the Company and also provide expansion of its services into new geographic regions in the United States. They contribute to the continued building of a nationwide network of behavioral health facilities operated by the Company. The Company recorded $23.9 million of goodwill, of which $16.4 million is expected to be deductible for tax purposes. The goodwill was assigned to residential and opiate segments, in the amounts of $13.1 million and $10.8 million, respectively. The Company also recorded $11.2 million of purchased intangibles in connection with these acquisitions.

The acquisitions were accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the results of operations in the condensed consolidated statements of operations of these acquisitions from the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions are not material either on an individual or an aggregate basis.

In connection with the 4therapy acquisition closed in October 2005, the Company is obligated to make certain payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year if 4therapy meets certain performance milestones in the first and second year after closing. In the third quarter of 2006, 4therapy achieved the first year performance milestones and as a result the Company recorded additional goodwill and a liability of $1.8 million and the Company expects to make such pay-out in the fourth quarter of 2006. As of November 10, 2006, the Company has not incurred a liability associated with the second year performance milestones.

In May 2005, the Company acquired substantially all of the assets of Sierra Tucson for approximately $132.1 million, including acquisition related expenses of $2.7 million, and assumed certain of its liabilities. Sierra Tucson was a 91-bed residential treatment facility (at the time of acquisition) and is located outside Tucson, Arizona.

Pro-forma Financial Information—The pro-forma effect as if Sierra Tucson had been acquired by the Company on January 1, 2005 is as follows (in thousands):

Nine Months Ended September 30, 2005
(Predecessor)
Net revenue	$163,233

Income from operations before income taxes	$26,458

Net income	$16,010

Bain Merger—On February 6, 2006, investment funds managed by Bain Capital acquired Health Group in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. In connection with the Bain Merger, certain members of management elected to rollover options to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation and eGetgoing merged with and into Health Group with Health Group continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and the Predecessor Company was renamed CRC Health Corporation. Total cash contributed was approximately $740.8 million (including acquisition and financing transactions related fees and expenses of $27.0 million incurred by CRCA Merger Corporation). The proceeds were used to repay existing balances on the revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements and are included in acquisition related costs. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital (see Note 13) which was recorded in the eight months ended September 30, 2006 condensed consolidated statement of operations. In addition, as part of the transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million as per the merger agreement.

The aggregate purchase price of $722.9 million plus expenses of $27.0 million incurred by CRCA Merger Corporation was financed with the new senior secured credit facility of $245.0 million, the issuance of senior subordinated notes of $197.0 million ($200.0 million aggregate principal amount, less $3.0 million of original issue discount), a borrowing under the new revolving credit facility of $4.3 million, cash equity investments by investment funds managed by Bain Capital of $294.5 million and rollover equity investments by certain members of the Company’s management of $9.1 million.

The purchase consideration was fixed at the date of the acquisition and there were no adjustments that would result in a change in the overall purchase price.

As a result of the acquisition, Bain Capital received unilateral control of the Company. As a result, the acquisition was accounted for as a complete change in accounting basis in a successor company (CRC Health Corporation). Equity rollover of $9.1 million from certain members of the Company’s management was recorded at the stockholder’s predecessor basis, which is zero for accounting purposes, in accordance with Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions.

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

Allocation of the aggregate purchase price to the assets and liabilities based on fair value as determined by independent valuations (for intangibles) is as follows (in thousands):

Cash		$423
Accounts receivable—net		24,404
Prepaid expenses		4,216
Other current assets		16,152
Property and equipment		64,382
Other assets and capitalized financing costs		22,626
Goodwill		454,046
Intangible assets:
Government, including Medicaid, contracts	35,600
Managed care contracts	14,400
Covenants not to compete	152
Registration rights	200
Core developed technology	2,484
Certificates of need	44,600
Licenses	25,200
Trademark and tradename	163,700

Total intangible assets		286,336
Other liabilities assumed		(18,987)
Deferred income tax liabilities		(112,802)

Total purchase price		$740,796

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

	Three Months Ended September 30, 2005	Nine Months Ended
		September 30, 2006 (a)	September 30, 2005
	(Predecessor)	(Successor)	(Predecessor)
Net revenue	$55,878	$186,084	$151,077

Income (loss) from operations before income taxes	$3,407	$(45,970)	$131

Net income (loss)	$2,448	$(36,639)	$477

(a)	The predecessor statement of operations for the one month ended January 31, 2006 includes certain material nonrecurring charges that are directly attributable to the Bain Merger and such charges were not excluded from the nine months ended September 30, 2006 pro-forma financial information. The charges and their related tax effects are as follows (in thousands):

Stock option-based compensation expense related to the settlement of stock options	$17,666
Fees to financial advisors	9,635
Fees to former lead investors	9,437
Management bonuses and related payroll taxes	3,530
Legal, accounting and other professional fees	3,442
Capitalized financing costs written-off	7,164
Unamortized debt discount	3,491
Income tax benefit (i)	(13,058)

Total nonrecurring items—net of tax	$41,307

(i)	Income tax benefit at 41% tax rate is as follows (in thousands):

	Pre-tax Amount	Tax Effect
Stock option-based compensation expense related to the settlement of stock options	$17,666	$7,243
Management bonuses and related payroll taxes	3,530	1,447
Capitalized financing costs written-off	7,164	2,937
Unamortized debt discount	3,491	1,431

Total income tax benefit		$13,058

4.	BALANCE SHEET COMPONENTS

Balance sheet components at September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Other assets:
Capitalized financing costs—net	$21,188	$8,248
Deposits	548	246
Note receivable and accrued interest	650	500

Total other assets	$22,386	$8,994

Accrued liabilities:
Accrued payroll and related expenses	$4,902	$6,009
Accrued vacation	3,073	2,841
Accrued interest	3,527	363
Accrued expenses	7,182	5,187

Total accrued liabilities	$18,684	$14,400

Accounts receivable:
Accounts receivable	$34,481	$27,092
Unbilled client service fees	896	785

	35,377	27,877
Less allowance for doubtful accounts	(6,306)	(4,459)

Accounts receivable—net	$29,071	$23,418

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the nine months ended September 30, 2006 and the year ended December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Allowance for Doubtful Accounts
Balance—beginning of the period	$4,459	$3,519
Provision for doubtful accounts	3,580	3,041
Write-off of uncollectible accounts	(1,733)	(2,101)

Balance—end of the period	$6,306	$4,459

5.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Land	$17,036	$3,826
Building and improvements	36,999	36,002
Leasehold improvements	3,350	4,649
Furniture and fixtures	3,561	5,742
Computer equipment	2,776	4,165
Computer software	2,035	1,314
Motor vehicles	1,167	1,580
Construction in progress	7,693	3,568

	74,617	60,846
Less accumulated depreciation	(3,111)	(11,772)

Property and equipment—net	$71,506	$49,074

Depreciation expense was $1.2 million and $3.2 million for the three and eight months ended September 30, 2006, respectively, $0.3 million for one month ended January 31, 2006 and $1.1 million and $2.5 million for the three and nine months ended September 30, 2005, respectively.

In connection with the Bain Merger (see Note 3), the fair value of the Company’s owned land and buildings was determined based on appraisals performed by independent valuation specialists and other relevant information resulting in a $15.5 million increase in the value of such property. In addition, for property and equipment other than owned land and buildings, accumulated depreciation in the amount of $9.9 million was netted into the original cost of the property and equipment in order to re-set values upon the Bain Merger.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by segment for the nine months ended September 30, 2006 are as follows (in thousands):

	Residential	Opiate	Total
Goodwill—December 31, 2005 (Predecessor)	$151,207	$114,770	$265,977
Elimination of Predecessor Company goodwill	(151,207)	(114,770)	(265,977)
Goodwill addition (Bain Merger)	252,722	201,324	454,046
Goodwill additions	14,833	10,842	25,675
Goodwill adjustments	102	—	102

Goodwill—September 30, 2006 (Successor)	$267,657	$212,166	$479,823

The goodwill adjustments are for acquisitions made in the prior fiscal year and relate primarily to revisions of original estimates that resulted in net additions to goodwill.

Intangible assets at September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	Amortization Lives	September 30, 2006	December 31, 2005
		(Successor)	(Predecessor)
Intangible assets subject to amortization:
Government, including Medicaid, contracts	15 to 30 years	$35,600	$4,090
Managed care contracts	10 years	14,400	—
Covenants not to compete	3 years	152	200
Registration rights	2 years	200	200
Core developed technology	5 years	2,704	2,500
Less: accumulated amortization		(3,055)	(688)

Total intangible assets subject to amortization		50,001	6,302

Intangible assets not subject to amortization:
Certificates of need		44,600	18,006
Licenses		26,921	12,300
Trademarks and tradenames		172,925	23,400

Total intangible assets not subject to amortization		244,446	53,706

Total		$294,447	$60,008

Amortization expense of intangible assets subject to amortization was $1.1 million and $3.1 million for the three and eight months ended September 30, 2006, respectively, $0.02 million for one month ending January 31, 2006 and $0.06 million and $0.2 million for the three and nine months ended September 30, 2005, respectively.

Estimated future amortization expense related to the amortizable intangible assets at September 30, 2006 is as follows (in thousands):

Fiscal Year
2006 (remaining 3 months)	$1,144
2007	4,544
2008	4,402
2009	4,377
2010	4,262
Thereafter	31,272

Total	$50,001

7.	INCOME TAXES

The Company determines income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods.

The income tax expense for the three and eight months ended September 30, 2006 was $0.7 million and $3.7 million, respectively, reflecting an effective tax rate of 62.8% and 53.7%, respectively. The effective tax rate for the three and eight months ended September 30, 2006 was impacted by an additional tax expense of $0.2 million resulting from the true-up of actual to estimated state tax rate used in the effective tax rate calculation. In addition, the effective tax rate for the eight months ended September 30, 2006 includes a benefit of $0.1 million due to a reversal of net deferred tax liabilities resulting from the adoption of a new Texas state tax law during the three months ended September 30, 2006. The income tax benefit for the one month ended January 31, 2006 was $12.4 million, reflecting an effective tax benefit rate of 24.2%. A tax benefit for the one month ended January 31, 2006 was primarily the result of $31.9 million of one time transaction-related expenses that are deductible for tax purposes. The effective tax rates without these one time charges would have been 40.6% for the three and eight months ended September 30, 2006 and the one month ended January 31, 2006, respectively. The income tax expense for the three and nine months ended September 30, 2005 was $3.4 million and $8.5 million, respectively, or a 36.4% and 39.2% effective tax rate, respectively. There were no material one-time items affecting the effective tax rate for the three and nine months ended September 30, 2005.

8.	LONG-TERM DEBT

Long-term debt at September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Term loans:
2006 borrowing arrangements	$243,775	$—
2005 borrowing arrangements		203,975

Total term loans	243,775	203,975

Revolving line of credit:	32,000	9,500

Senior subordinated notes:
2006 notes, net of discount of $2,779	197,220	—
2003 Sub agreement, net of discount of $3,544	—	46,456

Total senior subordinated notes	197,220	46,456

Total long-term debt	472,995	259,931
Less current portion	(34,450)	(11,550)

Long-term debt—less current portion	$438,545	$248,381

Term Loans

2006 Borrowing Arrangements—Concurrent with the Bain Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The Credit Agreement provides for financing of $245.0 million in term loans and $100.0 million of revolving credit.

Revolving Line of Credit (“Revolver”)—Maximum borrowings not to exceed $100.0 million. Interest is currently available at the London InterBank Offered Rate (“LIBOR”) plus 2.50% or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50%. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving credit commitment expires on February 6, 2012. At September 30, 2006, the outstanding balance under the revolving line of credit was $32.0 million. From time to time the Revolver may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At September 30, 2006, there was no outstanding balance on the swing line loans. LCs outstanding at September 30, 2006 were $3.2 million with interest payable quarterly at 2.50%. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries.

Term Loan—Aggregate commitment of $245.0 million matures on February 6, 2013. The term loan is payable in quarterly principal installments beginning on June 30, 2006 of $0.6 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day LIBOR plus 2.25% (7.62% at September 27, 2006). The principal balance outstanding at September 30, 2006 was $243.8 million.

Repayments of Loans and Notes—In connection with the 2006 borrowing arrangements for the Bain Merger, the full amount of the 2005 term loans and 2003 senior subordinated notes were repaid in 2006. The unamortized capitalized debt issuance costs associated with the 2005 revolving line of credit, term loans and 2003 senior subordinated notes of $7.2 million was charged to income in the 2006 Predecessor statement of operations and is included in other financing costs.

Senior Subordinated Notes

2006 Notes—Concurrent with the Bain Merger, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016 (see Note 3). Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by all of the Company’s subsidiaries.

Sub Agreement—In connection with the 2006 borrowing arrangements for the Bain Merger, the full amount of the 2003 subordinated notes were repaid and unamortized debt discount of $3.5 million was charged to income in the 2006 Predecessor statement of operations and is included in other financing costs.

Under the Credit Agreement and the indenture governing the Notes, the Company must comply with certain restrictive financial covenants that limit the amount of capital expenditures the Company may make on an annual basis and require the Company to maintain certain levels of liquidity, debt to income ratios and interest coverage ratios. Borrowings under the revolving line of credit and term loans are collateralized by all of the existing and acquired personal property and other assets of the Company and its subsidiaries. The Company was in compliance with all such covenants as of September 30, 2006.

9.	INTEREST RATE SWAP

On February 28, 2006, as provided for in the Credit Agreement, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $115.0 million of the principal amount of the outstanding funded indebtedness (consisting of amounts outstanding under the term loan, excluding the revolving credit facility, and the Notes). The effective date of the agreement is March 31, 2006 and has a maturity date of March 31, 2011. The interest rate swap agreement is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the interest rate swap, the Company receives an interest rate equal to the 3-month LIBOR rate. In exchange, the Company pays a fixed rate of 4.99% on the $115.0 million. The notional amount will decline over the period of the swap. This swap has not been designated as a hedge under SFAS No. 133. On a monthly basis, the Company revalues the interest rate swap and records the month-to-month change in the fair value of the swap in other income. The Company recognized fair value swap losses of approximately $1.5 million and $0.01 million, respectively, in the three and eight months ended September 30, 2006. The fair value of the interest rate swap was $0.01 million and is recorded in other current liabilities as of September 30, 2006.

On June 1, 2005, as provided for in the Company’s restated credit agreement, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $100.0 million of the principal amount of the outstanding term loan. This agreement had a maturity date of June 30, 2008. The interest rate swap agreement was accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the interest rate swap, the Company received an interest rate equal to the 3-month LIBOR rate. In exchange, the Company paid a fixed rate of 4.05% on the $100.0 million. This swap was not designated as a hedge under SFAS No. 133. On a monthly basis, the Company revalued the interest rate swap and recorded the month-to-month change in the fair value of the swap in other income. The Company recognized fair value swap gains of $0.05 million in the one month ended January 31, 2006, $1.4 million and $1.2 million, respectively, in the three and nine months ended September 30, 2005. The fair value of the interest rate swap in other current assets was $1.6 million as of December 31, 2005. In connection with the repayment of all outstanding amounts under the restated credit agreement (see Note 8), the interest rate swap was terminated.

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

Adoption of New Accounting Policy

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for

Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by SFAS 123, Accounting for Stock Based Compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R) and the Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled after the date of adoption. Results for prior periods have not been restated and the pro forma disclosures of compensation cost under the original provisions of SFAS 123 will no longer be provided.

The Company’s consolidated financial statements as of and for the three and eight months ended September 30, 2006 reflect the effect of SFAS 123(R). Stock option-based compensation expense recognized under SFAS 123(R) for the three and eight months ended September 30, 2006 was $1.0 million and $2.6 million, respectively, which was related to employee stock options granted by CRC Health Group, Inc, (the “Group”) subsequent to the date of adoption. There was no stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three and eight months ended September 30, 2006 and one month ended January 31, 2006 statements of operations related to the options granted and outstanding prior to the date of adoption of SFAS 123(R). Stock option-based compensation expense of $17.7 million and tax benefit of $7.3 million were recognized in the 2006 Predecessor condensed consolidated statement of operations and are included in acquisition related costs. The expense is related to the settlement of all outstanding options at the date of the Bain Merger, except 8.9 million options rolled over to the Successor Company at the Predecessor cost basis in accordance with EITF 88-16.

No stock option-based compensation expense was recognized in the condensed consolidated financial statements for the three and nine months ended September 30, 2005, as all options granted under the prior stock plans had an exercise price equal to the market value of the underlying stock on the date of grant.

SFAS 123(R) requires management to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. The Company attributes the fair value of stock option-based compensation to expense on a straight-line, single option method. In addition, for the options that vest upon the achievement of performance conditions, the Company recognizes compensation expense based on the probability of achievement of such performance conditions ratably over the requisite service period starting from the service inception date. As stock option-based compensation expense is recognized in the consolidated statement of operations for the three and eight months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at September 30, 2006 is 5% per year. The Company previously accounted for forfeitures as they occurred under the provisions of SFAS 123. During the nine months ended September 30, 2006, the Group granted 494,369 units which are exercisable into 4,449,329 shares of Class A common stock of the Group and 494,369 shares of Class L common stock of the Group. As of September 30, 2006, $17.7 million of total unrecognized compensation is expected to be recognized over a weighted-average period of 5.2 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense for the three and eight months ended September 30, 2006 was $0.4 million and $1.1million, respectively.

Stock Option Plans

2006 Executive Incentive Plan and 2006 Management Incentive Plan

On February 6, 2006, following the Bain Merger, Group adopted the 2006 Executive Incentive Plan and 2006 Management Incentive Plan, or the “Executive Plan” and the “Management Plan,” and collectively, the “Plans.” The Plans provide for the granting of stock options to the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive stock options or non-incentive stock options. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

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

Options granted under the Executive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control, as defined in the Executive Plan; tranche 2 options vest upon achievement of certain performance conditions and a market condition, as defined in the Executive Plan; tranche 3 options vest over a five-year period upon achievement of performance conditions, as defined in the Executive Plan. Tranche 1 options represent 50% of an option grant under the Executive Plan and tranches 2 and 3 options each represent 25% of the option grant under the Executive Plan.

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

Current period stock option-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model for Management Plan grants and tranches 1 and 3 of Executive Plan grants. The Company used the Monte Carlo simulation approach to a binominal model to determine fair value of tranche 2 of the Executive Plan grants. The estimate of fair value of the granted awards is based upon certain assumptions, including probability of achievement of market conditions in the Executive Plan awards, stock price volatility, risk-free interest rate, dividend yield, expected term in years and forfeiture rate. The weighted-average estimated fair value of units granted during the three and eight months ended September 30, 2006 was $53.5 and $53.3 per unit, respectively, using the above described models with the following assumptions:

•	Stock price was simulated over a ten year period using a binomial pricing model. Expected volatility of 56.6% and 56.5% was utilized for the units granted in each of the respective periods and was based on historical volatility of comparable public companies for periods corresponding to expected term of the Plans.

•	The Company utilized the risk-free rate of 4.85% and 4.81% in the models for the units granted in each of the respective periods. The risk-free rate is based on a yield of a constant maturity U.S, Treasury security with a term equal to the expected term of the options.

•	No dividend would be paid over the option term.

•	For the Management Plan and tranches 1 and 3 of the Executive Plan, the Company used an expected vesting term of five years; and for tranche 2 of the Executive Plan, the Company used an expected vesting term of 6.25 and 5.84 years, which is the derived service period is based on Monte Carlo simulation for each of the units granted in the respective periods.

•	Forfeiture rate is 5% each year over the effective vesting period.

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

Activity under the Executive and Management Plans is set forth below:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Predecessor
Outstanding—January 1, 2006	26,340,194	$0.11	7.93
Exercised (January 1–January 31, 2006)	(72,968)	0.11	7.93

Outstanding at January 31, 2006	26,267,226	0.11	7.92
Cancellation of the options per Bain Merger	(17,358,062)	0.11
Options rollover to new vested options per Bain Merger	(8,909,164)	0.11

Options outstanding under the pre Bain Merger Plan	—	—
Successor
Rollover options converted into vested options under the new Plans	1,117,223	0.88	—
Granted per the new Plans	4,943,698	9.00	9.37
Exercised (February 1–September 30, 2006)	—	—	—
Forfeited/cancelled/expired	(80,613)	9.00	—

Outstanding—September 30, 2006	5,980,308	$7.48	9.37

Exercisable—September 30, 2006	1,117,223	$0.88	—

13.	RELATED PARTY TRANSACTIONS

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

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company under this agreement paid management fees of $0.5 million and $1.3 million during the three and eight months ended September 30, 2006, respectively, which is included in supplies and facilities costs.

In addition, under a separate management agreement with two of the former stockholders of the Predecessor Company, the Predecessor Company paid management fees of $0.1 million during the one month ended January 31, 2006, $0.3 million and $1.0 million during the three and nine months ended September 30, 2005, respectively, which is included in supplies and facilities costs. This agreement was terminated as part of the Bain Merger.

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of the Company’s management converted options to purchase stock of the Predecessor Company into options to purchase stock of the Group with an aggregate value of $9.1 million.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2006, the Company had outstanding $200.0 million aggregate principal amount of Notes due 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2006 and December 31, 2005, and the condensed consolidating statements of operations for the three and eight months ended September 30, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company), three and nine months ended September 30, 2005 (Predecessor Company), and the condensed consolidating statement of cash flows for the eight months ended September 30, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company) and nine months ended September 30, 2005 (Predecessor Company).

Condensed Consolidating Balance Sheet as of September 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation		Subsidiary Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash	$		$1,593	$—	$1,593
Accounts receivable—net of allowance		8	29,063		29,071
Prepaid expenses		2,044	2,116		4,160
Other current assets		54	1,335		1,389
Income taxes receivable		5,200			5,200
Deferred income taxes		4,271			4,271

Total current assets		11,577	34,107	—	45,684
PROPERTY AND EQUIPMENT—Net		3,618	67,888		71,506
GOODWILL			479,823		479,823
INTANGIBLE ASSETS—Net			294,447		294,447
OTHER ASSETS		21,257	1,129		22,386
INVESTMENT IN SUBSIDIARIES—At cost		297,967		(297,967)

TOTAL ASSETS		$334,419	$877,394	$(297,967)	$913,846

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable		$3,012	$—	$—	$3,012
Accrued liabilities		9,705	8,979		18,684
Current portion of long-term debt		34,450			34,450
Other current liabilities		92	6,000		6,092

Total current liabilities		47,259	14,979	—	62,238
LONG TERM DEBT—Less current portion		438,545			438,545
OTHER LONG-TERM LIABILITIES		68	325		393
DEFERRED INCOME TAXES		112,418			112,418

Total liabilities		598,290	15,304	—	613,594

STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital (1)		(261,880)	856,908	(297,967)	297,061
Retained earnings		(1,991)	5,182		3,191

Total stockholder’s equity		(263,871)	862,090	(297,967)	300,252

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$334,419	$877,394	$(297,967)	$913,846

(1)	Includes intercompany balances

Condensed Consolidating Balance Sheet as of December 31, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash	$4,946	$131	$—	$5,077
Accounts receivable—net of allowance	3	23,415		23,418
Prepaid expenses	4,001	509		4,510
Other current assets	2,743	89		2,832
Deferred income taxes	4,264			4,264

Total current assets	15,957	24,144		40,101
PROPERTY AND EQUIPMENT—Net	2,819	46,255		49,074
GOODWILL		265,977		265,977
INTANGIBLE ASSETS—Net		60,008		60,008
OTHER ASSETS	8,889	105		8,994
INVESTMENT IN SUBSIDIARIES—At cost	219,531		(219,531)

TOTAL ASSETS	$247,196	$396,489	$(219,531)	$424,154

LIABILITIES, AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,348	$—	$—	$5,348
Accrued liabilities	8,776	5,624		14,400
Income taxes payable	3,384			3,384
Current portion of long-term debt	11,550			11,550
Other current liabilities	1	3,134		3,135

Total current liabilities	29,059	8,758		37,817
LONG TERM DEBT—Less current portion	248,381			248,381
OTHER LONG-TERM LIABILITIES	100	369		469
DEFERRED INCOME TAXES	9,877			9,877

Total liabilities	287,417	9,127	—	296,544

MANDATORILY REDEEMABLE STOCK	115,625			115,625

STOCKHOLDER’S EQUITY:
Series A common stock
Additional paid-in capital (1)	(116,305)	336,051	(219,531)	215
Retained earnings	(39,541)	51,311		11,770

Total stockholder’s equity	(155,846)	387,362	(219,531)	11,985

TOTAL LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY	$247,196	$396,489	$(219,531)	$424,154

(1)	Includes intercompany balances

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$4	$64,286	$—	$64,290
Other revenue	3	1,207		1,210
Management fee revenue	14,072		(14,072)

Net revenue	14,079	65,493	(14,072)	65,500

OPERATING EXPENSES:
Salaries and benefits	3,028	27,369		30,397
Supplies, facilities and other operating costs	1,606	16,125		17,731
Provision for doubtful accounts		1,176		1,176
Depreciation and amortization	158	2,162		2,320
Acquisition related costs
Management fee expense		14,072	(14,072)

Total operating expenses	4,792	60,904	(14,072)	51,624

INCOME FROM OPERATIONS	9,287	4,589		13,876
INTEREST EXPENSE	(11,214)			(11,214)
OTHER INCOME	(1,524)	43		(1,481)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(3,451)	4,632		1,181
INCOME TAX (BENEFIT) EXPENSE	(2,168)	2,910		742

NET (LOSS) INCOME	$(1,283)	$1,722	$—	$439

Condensed Consolidating Statements of Operations

For the Eight Months Ended September 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$22	$163,049	$—	$163,071
Other revenue	8	3,155		3,163
Management fee revenue	36,492		(36,492)

Net revenue	36,522	166,204	(36,492)	166,234

OPERATING EXPENSES:
Salaries and benefits	7,822	69,440		77,262
Supplies, facilities and other operating costs	4,176	40,273		44,449
Provision for doubtful accounts	1	3,294		3,295
Depreciation and amortization	667	5,579		6,246
Management fee expense		36,492	(36,492)

Total operating expenses	12,666	155,078	(36,492)	131,252

INCOME FROM OPERATIONS	23,856	11,126		34,982
INTEREST EXPENSE	(28,161)			(28,161)
OTHER INCOME	9	55		64

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(4,296)	11,181		6,885
INCOME TAX (BENEFIT) EXPENSE	(2,305)	5,999		3,694

NET (LOSS) INCOME	$(1,991)	$5,182	$—	$3,191

Condensed Consolidating Statements of Operations

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$19,355	$—	$19,360
Other revenue	1	489		490
Management fee revenue	1,110		(1,110)

Net revenue	1,116	19,844	(1,110)	19,850

OPERATING EXPENSES:
Salaries and benefits	666	8,599		9,265
Supplies, facilities and other operating costs	324	4,238		4,562
Provision for doubtful accounts		285		285
Depreciation and amortization	40	321		361
Acquisition related costs	43,710			43,710
Management fee expense		1,110	(1,110)

Total operating expenses	44,740	14,553	(1,110)	58,183

INCOME (LOSS) FROM OPERATIONS	(43,624)	5,291		(38,333)
INTEREST EXPENSE	(2,509)			(2,509)
OTHER FINANCING COSTS	(10,655)			(10,655)
OTHER INCOME	59	1		60

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(56,729)	5,292		(51,437)
INCOME TAX (BENEFIT) EXPENSE	(13,723)	1,279		(12,444)

NET (LOSS) INCOME	$(43,006)	$4,013	$—	$(38,993)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$43	$54,920	$—	$54,963
Other revenue	3	912		915
Management fee revenue	13,465		(13,465)

Net revenue	13,511	55,832	(13,465)	55,878

OPERATING EXPENSES:
Salaries and benefits	1,687	23,237		24,924
Supplies, facilities and other operating costs	2,051	13,464		15,515
Provision for doubtful accounts		519		519
Depreciation and amortization	136	989		1,125
Management fee expense		13,465	(13,465)

Total operating expenses	3,874	51,674	(13,465)	42,083

INCOME FROM OPERATIONS	9,637	4,158		13,795
INTEREST EXPENSE	(5,711)	(1)		(5,712)
OTHER INCOME	1,359	2		1,361

INCOME FROM OPERATIONS BEFORE INCOME TAXES	5,285	4,159		9,444
INCOME TAX EXPENSE	2,284	1,150		3,434

NET INCOME	$3,001	$3,009	$—	$6,010

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$55	$149,152	$—	$149,207
Other revenue	10	1,860		1,870
Management fee revenue	21,224		(21,224)

Net revenue	21,289	151,012	(21,224)	151,077

OPERATING EXPENSES:
Salaries and benefits	5,135	64,988		70,123
Supplies, facilities and other operating costs	4,334	36,180		40,514
Provision for doubtful accounts		1,883		1,883
Depreciation and amortization	433	2,255		2,688
Management fee expense		21,224	(21,224)

Total operating expenses	9,902	126,530	(21,224)	115,208

INCOME FROM OPERATIONS	11,387	24,482		35,869
INTEREST EXPENSE	(13,818)	(9)		(13,827)
OTHER FINANCING COSTS	(2,185)			(2,185)
OTHER INCOME	1,747	3		1,750

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2,869)	24,476		21,607
INCOME TAX (BENEFIT) EXPENSE	(1,123)	9,582		8,459

NET (LOSS) INCOME	$(1,746)	$14,894	$—	$13,148

Condensed Consolidating Statements of Cash Flows

For the Eight Months Ended September 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation		Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities		$(12,736)	$6,389	$—	$(6,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net		(991)	(6,124)		(7,115)
Acquisition of businesses, net of cash acquired		(36,626)			(36,626)
Prior period acquisition adjustments		(14)			(14)
Payment of purchase price to former shareholders		(429,190)			(429,190)

Net cash used in investing activities		(466,821)	(6,124)	—	(472,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital		294,475			294,475
Payment of transaction related costs		(5,354)			(5,354)
Intercompany transfers		(905)	905
Debt financing costs		(22,981)			(22,981)
Net borrowings under revolver line of credit		27,500			27,500
Proceeds from issuances of long-term debt		442,022			442,022
Repayments of long-term debt		(255,200)			(255,200)

Net cash provided by financing activities		479,557	905	—	480,462

(DECREASE) INCREASE IN CASH			1,170		1,170
CASH—Beginning of period			423		423

CASH—End of period	$		$1,593	$—	$1,593

Condensed Consolidating Statements of Cash Flows

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,765	$—	$1,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(30)	(286)		(316)

Net cash used in investing activities	(30)	(286)	—	(316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)
Stock options exercised	7			7
Debt financing costs	(547)			(547)
Repayments of revolver line of credit	(5,000)			(5,000)

Net cash used in financing activities	(1,353)	(4,187)	—	(5,540)

(DECREASE) INCREASE IN CASH	(4,946)	292		(4,654)
CASH—Beginning of period	4,946	131		5,077

CASH—End of period	$—	$423	$—	$423

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$2,237	$14,897	$—	$17,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	(137,789)			(137,789)
Prior period acquisition adjustments
Additions of property and equipment—net	(1,031)	(5,933)		(6,964)

Net cash used in investing activities	(138,820)	(5,933)		(144,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	8,070	(8,070)
Stock options exercised	84			84
Debt financing costs	(5,707)			(5,707)
Proceeds from issuance of long-term debt	205,000			205,000
Net borrowings under revolver line of credit	8,000			8,000
Repayments of long-term debt	(77,889)			(77,889)
Repayments of capital lease obligations		(78)		(78)

Net cash provided by (used in) financing activities	137,558	(8,148)	—	129,410

INCREASE IN CASH	975	816		1,791
CASH—Beginning of period	9,700	863		10,563

CASH—End of period	$10,675	$1,679	$—	$12,354

15.	SEGMENT INFORMATION

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

Reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance and the availability of separate financial information. The Company’s chief operating decision-maker is its Chief Executive Officer.

The financial information used by the Company’s chief operating decision-maker includes net revenue, operating expenses, income (loss) from operations and capital expenditures.

Residential—The Residential segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient, residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2006, the Residential segment provided substance abuse and behavioral health services to patients at 46 facilities located in 12 states.

Opiate—The Opiate segment provides strictly monitored medication, combined with psychosocial rehabilitation services on an outpatient basis to aid in the treatment of opiate and narcotic addictions. As of September 30, 2006, the Opiate segment provided medication and counseling services to patients at 57 facilities located in 18 states.

Corporate/Other—In addition to the two reportable segments as described above, the Company has activities classified as Corporate/Other which represent revenue and expenses associated with eGetgoing, an online internet startup and certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support) and stock option-based compensation expense that are not allocated to the segments.

Selected segment financial information for the Company’s reportable segments were as follows (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2006	Eight Months Ended September 30, 2006	One Month Ended January 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net revenue:
Residential	$42,315	$106,130	$12,693	$34,441	$88,741
Opiate	23,136	59,803	7,125	21,402	62,282
Corporate/other	49	301	32	35	54

Total consolidated net revenue	$65,500	$166,234	$19,850	$55,878	$151,077

Operating expenses:
Residential	$30,912	$77,902	$9,113	$24,681	$65,836
Opiate	15,771	40,259	4,447	13,415	39,480
Corporate/other	4,941	13,091	44,623	3,987	9,892

Total consolidated operating expenses	$51,624	$131,252	$58,183	$42,083	$115,208

Income (loss) from operations:
Residential	$11,403	$28,228	$3,580	$9,760	$22,905
Opiate	7,365	19,544	2,678	7,987	22,802
Corporate/other	(4,892)	(12,790)	(44,591)	(3,952)	(9,838)

Total consolidated income (loss) from operations	$13,876	$34,982	$(38,333)	$13,795	$35,869

Income (loss) from operations before income taxes:
Total consolidated income (loss) from operations	$13,876	$34,982	$(38,333)	$13,795	$35,869
Interest expense	(11,214)	(28,161)	(2,509)	(5,712)	(13,827)
Other financing costs	—	—	(10,655)	—	(2,185)
Other (expense) income	(1,481)	64	60	1,361	1,750

Total consolidated income (loss) from operations before income taxes	$1,181	$6,885	$(51,437)	$9,444	$21,607

Capital expenditures:
Residential	$1,509	$4,876	$336	$2,435	$4,432
Opiate	471	1,395	45	1,103	1,705
Corporate/other	202	1,069	30	603	1,091

Total consolidated capital expenditures	$2,182	$7,340	$411	$4,141	$7,228

	September 30, 2006	December 31, 2005
	(Successor)	(Predecessor)
Total assets:
Residential	$537,170	$248,794
Opiate	333,220	146,480
Corporate/other	43,456	28,880

Total consolidated assets	$913,846	$424,154

16.	SUBSEQUENT EVENTS

On September 22, 2006, the Company signed a definitive merger agreement to acquire all of the outstanding capital stock of Aspen Education Group, Inc. (“Aspen”) for a cash purchase price of approximately $291.0 million (including the assumption of approximately $8.0 million of Aspen debt obligations), which is subject to adjustment pursuant to the terms of the merger agreement. The Company intends to fund (i) the merger purchase price (ii) the paying down of approximately $29.0 million of existing borrowings under its revolving credit facility and (iii) related transaction fees and expenses of approximately

$12.0 million with a combination of additional senior secured term loans in the amount of approximately $175.5 million (by amending and restating the Company’s existing $243.8 million senior secured term loan facility) and to receive a capital contribution from the Group of approximately $143.0 million. The Group intends to fund a portion of such capital contribution by entering into a payment-in-kind (“PIK”) senior unsecured loan in a principal amount of approximately $105.0 million (issued at 1% original issue discount for total proceeds of approximately $104.0 million). The remainder of such capital contribution would be provided from the proceeds of the sale of the Group’s equity securities to certain of its existing equity holders. The transaction is expected to close in the fourth quarter of 2006 and is subject to closing conditions under the merger agreement and the Company receiving the proceeds of its financing to fund the transaction.

Headquartered in Cerritos, California, Aspen provides educational services to youth who have demonstrated behavioral issues that interfered with their performance in school and life. Aspen operates 32 programs in 12 states in the United States and 1 program in the United Kingdom and its offerings include boarding schools, experiential outdoor education programs, weight-loss residential high schools and summer weight loss camps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Quarterly Report.

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

OVERVIEW

We are one of the leading providers of substance abuse treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We have two reporting segments: residential treatment facilities and opiate treatment clinics. Our residential treatment division, which currently operates 28 inpatient and 18 outpatient facilities in 12 states, treats patients for addiction to alcohol and drugs and other behavioral health disorders. As of September 30, 2006, our residential treatment division treated approximately 1,300 patients per day. Our opiate treatment division, which currently operates 57 opiate treatment clinics in 18 states, provides services to individuals addicted to opiates, including heroin and prescription painkillers such as oxycodone. As of September 30, 2006, our opiate treatment clinics treated approximately 23,000 patients per day. Activities classified as “Corporate/other” represent revenue and expenses associated with eGetgoing, an online internet startup, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

Basis of Presentation

As a result of the Transactions on February 6, 2006, a new basis of accounting has begun. However, for accounting purposes and to coincide with our normal financial account closing dates, we have utilized February 1, 2006 as the effective date of the Transactions. For the purpose of presenting a comparison of our 2006 results to 2005, we have presented the nine months ended September 30, 2006 as the mathematical addition of our operating results for January 2006 (“Predecessor Company”) to the operating results of the eight months ended September 30, 2006 (“Successor Company”). This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the nine months ended September 30, 2006.

The Transactions

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC acquired CRC Health Group, Inc. in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by investment funds managed by Bain Capital Partners, LLC, merged with and into CRC Health Group, Inc. with CRC Health Group, Inc. remaining as the surviving corporation. In connection with the Transactions, certain members of our management elected to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation and eGetgoing, Inc. merged with and into CRC Health Group Inc. with CRC Health Group, Inc. continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and our Predecessor Company was renamed CRC Health Corporation. Total cash contributed was approximately $740.8 million (including acquisition and financing related fees and expenses of $27.0 million incurred by CRCA Merger Corporation). The proceeds were used to repay existing balances on a revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital Partners, LLC which was expensed in the eight months ended September 30, 2006 Successor Company financial statements. In addition, as part of the Transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million per the merger agreement. We refer to our acquisition by investment funds managed by Bain Capital Partners, LLC, the related mergers and the related financings as “the Transactions.”

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

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under purchase accounting, the purchase consideration was allocated to our assets and liabilities based on their relative fair values. The consideration remaining was allocated to our intangibles with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangibles with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly.

As required by our new senior secured credit agreement, we entered into an interest rate swap agreement on February 28, 2006 to provide for interest protection for an initial notional amount of $115.0 million declining to $10.0 million at the end of the term. The effective date of the swap agreement was March 31, 2006 and the termination date is March 31, 2011. Under the interest rate swap, we receive an interest rate equal to the 3-month LIBOR rate. In exchange, we pay a fixed rate of 4.99% on the notional amount.

Acquisitions

2006 Acquisitions

In the nine months ended September 30, 2006, we completed five acquisitions and paid approximately $36.6 million in cash, including acquisition related expenses. These acquisitions are intended to expand our range of services into new geographic regions in the United States. In addition, they contribute to the continued building of a nationwide network of behavioral health facilities operated by us.

2005 Acquisitions

In May 2005, we acquired substantially all of the assets of Sierra Tucson for approximately $132.1 million, including acquisition related expenses of $2.7 million, and assumed certain of its liabilities. Sierra Tucson was a 91-bed residential treatment facility (at the time of acquisition) and is located outside Tucson, Arizona.

In 2005, in addition, to the acquisition of Sierra Tucson, we completed four other acquisitions for which we paid approximately $16.5 million in cash, including acquisition related expenses.

SUMMARY

We generate revenue by providing treatment services to patients in both inpatient and outpatient settings. Revenue is recognized when treatment services are provided to a patient. During the three and nine months ended September 30, 2006, we generated 79% of our net revenue from non-governmental sources, including 58% from self payors and 21% from commercial payors, respectively. During the corresponding period in 2005, revenue from Sierra Tucson is only included following the date of acquisition on May 11, 2005. Sierra Tucson generates effectively all of its revenue from self payors. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

In accordance with SFAS No. 141, Business Combinations, consolidated unearned revenue of $3.5 million was recorded at fair value on February 6, 2006, the date of the closing of the Transactions. Accordingly, $1.5 million of profit ($1.4 million and $0.1 million, relating to our residential treatment division and our opiate treatment division, respectively) associated with the unearned revenue was not carried forward and was not recognized as revenue by us during the eight months ended September 30, 2006. In addition, $0.1 million of profit associated with the 2006 acquisitions was not carried forward and was not recognized in the three and eight months ended September 30, 2006. Also, $0.5 million of profit associated with the unearned revenue from the Sierra Tucson acquisition was not carried forward and was not recognized by us during the nine months ended September 30, 2005. We refer to these adjustments as “unearned revenue adjustment”. All amounts presented herein include the unearned revenue adjustment, except as otherwise noted.

During the three and nine months ended September 30, 2006, our consolidated same-facility net revenue increased by 8.8% and 8.3%, respectively, compared to the same periods in the prior year. “Same-facility” refers to the comparison of each facility owned during 2005 with the results for the comparable period in 2006.

Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization and acquisition related costs. Operating expenses for our residential treatment and opiate treatment divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock option-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. Management believes that other than the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), there have not been any significant changes during the nine months ended September 30, 2006 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005.

We adopted the provisions of SFAS 123(R) using the prospective transition method on January 1, 2006 and therefore have not restated results for prior periods. During the three and nine months ended September 30, 2006, we recorded stock option-based compensation expense of $1.0 million and $2.6 million, respectively, in accordance with SFAS 123(R). On February 6, 2006, after the consummation of the Transactions, our parent company, (CRC Health Group, Inc, the “Group”) adopted the 2006 Management Incentive Plan (the “Management Plan”) and the 2006 Executive Incentive Plan (the “Executive Plan”) and collectively, the (“Plans”). The current period stock-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model for Management Plan grants and tranches 1 and 3 of Executive Plan grants. We used the Monte Carlo simulation approach to a binominal pricing model to determine fair value of tranche 2 of Executive Plan grants. The estimate of fair value of the granted awards is based upon certain assumptions including probability of achievement of market conditions in the executive awards, stock price volatility, risk-free interest rate, dividend yield, expected life in years and forfeiture rate.

We made the following assumptions in our use of the above models:

•	Stock price was simulated over a ten year period using a binomial pricing model. Expected volatility of 56.6% and 56.5% was utilized for the units granted in each of the respective periods and was based on historical volatility of comparable public companies for periods corresponding to effective lives for the plans.

•	We utilized the risk-free rate of 4.85% and 4.81% in our models for the units granted in each of the respective periods. The risk-free rate is based on a yield of a constant maturity U.S. Treasury security with a term equal to the expected term of the options.

•	No dividends would be paid over the option term.

•	For the Management Plan and tranches 1 and 3 of the Executive Plan, we used an expected vesting term of five years; and for tranche 2 of the Executive Plan, we used an expected vesting term of 6.25 and 5.84 years, which is the derived service period is based on Monte Carlo simulation for the units granted in each of the respective periods.

•	Forfeiture rate is 5% each year over the effective vesting period.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for material errors in existence at the beginning of the first fiscal year ended after November 15, 2006, with earlier adoption encouraged. We are required to adopt SAB 108 on January 1, 2007. We are currently evaluating the effect of the adoption of SAB 108 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute; however SFAS 157 does not apply to SFAS 123(R). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 on January 1, 2008. We are currently evaluating the effect of the adoption of SFAS 157 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN 48 on January 1, 2007. We are currently evaluating the effect of the adoption of FIN 48 will have on our financial statements.

RESULTS OF OPERATIONS

The following table illustrates our results of operations by segment for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Net revenue:
Residential treatment	$42,315	64.6%	$34,441	61.6%	$118,823	63.8%	$88,741	58.7%
Opiate treatment	23,136	35.3%	21,402	38.3%	66,928	36.0%	62,282	41.2%
Corporate / other	49	0.1%	35	0.1%	333	0.2%	54	0.1%

Net revenue	65,500	100.0%	55,878	100.0%	186,084	100.0%	151,077	100.0%
Operating expenses:
Residential treatment	30,912	47.2%	24,681	44.2%	87,015	46.8%	65,836	43.6%
Opiate treatment	15,771	24.1%	13,415	24.0%	44,706	24.0%	39,480	26.1%
Corporate / other	4,941	7.5%	3,987	7.1%	57,714	31.0%	9,892	6.6%

Total operating expenses	51,624	78.8%	42,083	75.3%	189,435	101.8%	115,208	76.3%
Income (loss) from operations:
Residential treatment	11,403	17.4%	9,760	17.4%	31,808	17.0%	22,905	15.1%
Opiate treatment	7,365	11.2%	7,987	14.3%	22,222	12.0%	22,802	15.1%
Corporate / other	(4,892)	-7.4%	(3,952)	-7.0%	(57,381)	-30.8%	(9,838)	-6.5%

Income (loss) from operations	13,876	21.2%	13,795	24.7%	(3,351)	-1.8%	35,869	23.7%
Other (expense) income	(1,481)		1,361		124		1,750
Interest expense	(11,214)		(5,712)		(30,670)		(13,827)
Other financing costs	—		—		(10,655)		(2,185)

Income (loss) from operations before income taxes	1,181		9,444		(44,552)		21,607
Income tax expense (benefit)	742		3,434		(8,750)		8,459

Net income (loss)	$439		$6,010		$(35,802)		$13,148

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Consolidated net revenue increased $9.6 million, or 17.2%, to $65.5 million in the quarter ended September 30, 2006 from $55.9 million in the quarter ended September 30, 2005. Excluding the one time effect of the unearned revenue adjustment, our consolidated net revenue increased $9.7 million, or 17.3%, in the quarter ended September 30, 2006. The increase in consolidated net revenue of $9.6 million was primarily attributable to an increase of $7.9 million, or 22.9%, in residential treatment net revenue and an increase of $1.7 million, or 8.1%, in opiate treatment net revenue. The growth in residential treatment net revenue was in part attributable to a $4.0 million, or 11.8%, increase in same-facility net revenue, and an increase of $3.9 million that relates to the 2005 and 2006 acquisitions that were not included in the quarter ended September 30, 2005. Our same-facility residential growth was driven in part by a 6.5% increase in patient census and a 4.9% increase in revenue per patient day. Opiate treatment same-facility net revenue increased by 3.9% in the quarter ended September 30, 2006. This increase was primarily attributable to an increase in the number of patients receiving treatment at our opiate treatment clinics. On a same-facility basis, opiate treatment clinic census increased 4.8% from an average daily census of 20,701 in the third quarter of 2005 to an average daily census of 21,699 in the third quarter of 2006.

Consolidated operating expenses increased $9.5 million, or 22.7%, to $51.6 million in the quarter ended September 30, 2006 from $42.1 million in the quarter ended September 30, 2005. Of the $9.5 million increase, $1.2 million was attributable to an increase in depreciation and amortization of intangibles expense in the third quarter of 2006 resulting primarily from an increase in the fair value of our assets recorded in connection with the Transactions. In addition, the consolidated operating expense increase was attributable to an increase of $4.3 million, or 17.7%, in residential treatment operating expenses and an increase of $1.6 million, or 13.8%, in opiate treatment operating expenses before divisional administration expenses. Divisional administration expenses increased $1.9 million, or 319.7%, in our residential treatment division and increased $0.8 million, or 48.3%, in our opiate treatment division. The increase of $4.3 million in residential treatment operating expenses was attributable to a $3.1 million increase in expenses resulting from the 2005 and 2006 acquisitions and in part attributable to a $1.0 million, or 4.2%, same-facility increase in operating expenses. The increase in opiate treatment operating expenses was attributable to same-facility growth ($0.9 million, or an 8.5% increase) and to operating expenses of start-up facilities ($0.6 million, or an 81.2% increase). Corporate/other expenses increased $0.9 million, or 23.6%. Expressed as a percentage of consolidated net revenue, corporate/other expenses increased to 7.5% in 2006 compared to 7.2% in 2005. The increase in corporate/other expenses was primarily attributable to a non-cash charge of $1.0 million relating to stock option-based compensation expense (not recognized in 2005). Excluding this charge, corporate/other expenses would have been 6.0% of consolidated net revenue in the third quarter of 2006.

Our consolidated operating margins declined to 21.2% in the quarter ended September 30, 2006 from 24.7% in the quarter ended September 30, 2005, due to an increase of $1.2 million in depreciation and amortization of intangibles expense in the third quarter of 2006 resulting primarily from an increase in the fair value of our assets recorded in connection with the Transactions and a non-cash charge of $1.0 million relating to stock option-based compensation expense. The increase in residential treatment same-facility income from operations before divisional administrative expenses was $3.0 million, or 29.6%, in the third quarter of 2006 compared to the third quarter of 2005. Our opiate treatment same-facility income from operations before divisional administrative expenses decreased slightly by $0.1 million, or 1.3%, in the third quarter of 2006 compared to the third quarter of 2005.

Consolidated income from operations increased $0.1 million, or 0.6%, in the third quarter of 2006 compared to the third quarter of 2005, primarily due to the increase in revenue. Other income decreased by $2.8 million in 2006 due primarily to a non-cash loss of $1.5 million recognized on the fair value of our interest rate swap in the third quarter of 2006 compared to a non-cash gain of $1.4 million recognized in the third quarter of 2005. Interest expense and other financing costs increased $5.5 million, or 96.3%, to $11.2 million in 2006 from $5.7 million in 2005. This increase was mainly attributable to the issuance of new senior and subordinated debt related to the Transactions. Income tax expense decreased by $2.7 million in the third quarter of 2006 compared to the third quarter of 2005. The effective tax rate increased from 36.4% for 2005 to 62.8% for 2006. We determine income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods. The effective tax rate for the third quarter of 2006 was impacted by an additional tax expense of $0.2 million resulting from the true-up of actual to estimated state tax rate used in the effective tax rate calculation. In addition, the effective tax rate increase relates primarily to the tax benefit recognized in January 2006 attributable to deduction of one-time costs. Such one-time deductions include: payments for stock options and management bonuses, sellers’ fees paid at the closing of the Transactions and write-offs of debt discount and capitalized financing costs. Excluding such one-time deductions, the effective tax rate for the third quarter of 2006 would have been 40.6%.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Consolidated net revenue increased $35.0 million, or 23.2%, to $186.1 million in the nine months ended September 30, 2006 from $151.1 million in the nine months ended September 30, 2005. Excluding the one time effect of the unearned revenue adjustment, our consolidated net revenue increased $36.1 million, or 23.8%, in the nine months ended September 30, 2006. The increase in consolidated net revenue of $35.0 million was primarily attributable to an increase of $30.1 million, or 33.9%, in residential treatment net revenue, and, to a lesser extent, an increase of $4.6 million, or 7.5%, in opiate treatment net revenue. The growth in residential treatment net revenue was mainly attributable to the $14.5 million increase in revenue generated by Sierra Tucson and $6.2 million increase resulting from the 2005 and 2006 acquisitions other than Sierra Tucson, including unearned revenue adjustment that were not included in the nine months ended September 30, 2005. In addition, residential treatment revenue growth was partly attributable to a $9.1 million, or 10.6%, increase in same-facility net revenue due to 6.8% increase in patient census and a 3.6% increase in revenue per patient day. Opiate treatment same-facility net revenue increased 4.9%. This increase was primarily attributable to an increase in the number of patients receiving treatment at our opiate treatment clinics. On a same-facility basis, opiate treatment clinic census increased 4.4% from an average daily census of 20,314 in the nine months ended September 30, 2005 to an average daily census of 21,200 in the nine months ended September 30, 2006.

Consolidated operating expenses increased $74.2 million, or 64.4%, to $189.4 million in the nine months ended September 30, 2006 from $115.2 million in the nine months ended September 30, 2005. Of the $74.2 million increase, $4.0 million was attributable to an increase in depreciation and amortization of intangibles expense in the nine months ended September 30, 2006 resulting from an increase in the fair value of our assets recorded in connection with the Transactions. In addition, the increase was attributable to an increase of $17.3 million, or 26.9%, in residential treatment operating expenses and an increase of $3.7 million, or 10.7%, in opiate treatment operating expenses before divisional administration expenses. Divisional administration expenses increased $3.8 million, or 274.8%, in our residential treatment division and increased $1.6 million, or 32.9%, in our opiate treatment division. The increase of $17.3 million in residential treatment operating expenses was attributable to a $13.1 million increase in expenses resulting from the 2005 and 2006 acquisitions and a $4.2 million, or 6.7%, same-facility increase in operating expenses. The increase in opiate treatment operating expenses was attributable to same-facility growth ($2.6 million, or a 7.9% increase) and to operating expenses of start-up facilities ($1.1 million, or a 55.8% increase). Corporate/other expenses increased $47.8 million, or 483.4%. Expressed as a percentage of consolidated net revenue, corporate/other expenses increased to 31.0% in 2006 compared to 6.6% in 2005. The increase in corporate/other expenses was primarily attributable to one-time expenses of $43.7 million related to the Transactions and a non-cash charge of $2.6 million relating to stock option-based employee compensation expense (not recognized in 2005). Excluding one-time expenses related to the Transactions and the non-cash charge, corporate/other expenses would have been 6.1% of consolidated net revenue in 2006.

Our consolidated operating margins declined to -1.8% in the nine months ended September 30, 2006 from 23.7% in the nine months ended September 30, 2005, due primarily to one-time expenses of $43.7 million related to the Transactions, a $4.0 million increase in depreciation and amortization of intangibles expense in the nine months ended September 30, 2006 resulting primarily from an increase in the fair value of our assets recorded in connection with the Transactions and a non-cash charge of $2.6 million relating to stock option-based employee compensation expense. Excluding the one-time expense related to the Transactions, additional depreciation and amortization of intangibles expense and the non-cash charge, our consolidated operating margins would have been 25.2% in the nine months ended September 30, 2006, compared to the consolidated operating margin of 23.7% in the nine months ended September 30, 2005. The increase in residential treatment same-facility income from operations before divisional administrative expenses was $4.9 million, or 21.4%, in 2006 compared to 2005. Our opiate treatment same-facility income from operations before divisional administrative expenses increased $0.4 million, or 1.5%, in 2006 compared to 2005.

Consolidated income (loss) from operations decreased by $39.2 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to the above factors. Other expense decreased $1.6 million in 2006 due primarily to a gain of $1.2 million recognized on the fair value of our interest rate swap in the nine months ended September 30, 2005. Interest expense and other financing costs increased $25.3 million, or 158.1%, to $41.3 million in 2006 from $16.0 million in 2005. This increase was mainly attributable to the issuance of new senior and subordinated debt related to the Transactions and to the write-off of debt discount and unamortized capitalized financing costs in the amount of $10.6 million from prior senior and subordinated debt that was refinanced as part of the Transactions. Income tax expense (benefit) decreased $17.2 million to a benefit of $8.8 million in 2006 from a $8.5 million expense in 2005 due to the loss incurred in 2006 due primarily to one-time expenses of $43.7 million related to the Transactions. The effective tax rate was 39.2% in the nine months ended September 30, 2005 compared to a tax benefit of 19.6% in the nine months ended September 30, 2006. The effective tax rate reduction relates primarily to the deduction of one-time costs in January 2006. Such one-time deductions include: payments for stock options and management bonuses, sellers’ fees paid at the closing of the Transactions and write-offs of debt discount and capitalized financing costs. Excluding such one-time deductions, the effective tax rate for 2006 would have been 40.6%.

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

We had negative working capital of $16.6 million at September 30, 2006, compared to working capital of $2.3 million at December 31, 2005. The decrease in working capital from December 31, 2005 to September 30, 2006 was primarily attributable to increase in the current portion of long-term debt of $22.9 million resulting from $32.0 million of borrowings in the nine months ended September 30, 2006 under the revolving line of credit, which were used to finance the three acquisitions that closed in the third quarter of 2006. In addition, a net increase in income tax receivable of $8.6 million (an increase in income tax receivable of $5.2 million and a decrease in income tax payable of $3.4 million) partially offset the decrease in working capital. The increase in income tax receivable resulted from a pre-tax book loss in the nine months ended September 30, 2006 due to charges to the Predecessor Company statement of operations in January 2006 in connection with the Transactions. Such charges included: write-offs of discount on debt and capitalized financing costs, accrual for payment of stock options and management bonuses and accrual for payment of sellers’ fees.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Net cash (used in) provided by operating activities	$(5,145)	$17,134
Net cash used in investing activities	(473,261)	(144,753)
Net cash provided by financing activities	474,922	129,409

Net (decrease) increase in cash	$(3,484)	$1,790

Cash used in operating activities was $5.1 million in the nine months ended September 30, 2006, compared to cash provided by operating activities of $17.1 million in the nine months ended September 30, 2005. The $22.0 million decrease in cash flows from operating activities was primarily due to the net loss in the January 2006 Predecessor Company statement of operations resulting from one-time acquisition related expenses incurred in connection with the Transactions and higher working capital needs in the nine months ended September 30, 2006 compared to the same period in 2005.

Cash used in investing activities was $473.3 million in the nine months ended September 30, 2006, compared to $144.8 million in the nine months ended September 30, 2005. The increase in the cash used for investing activities during the nine months ended September 30, 2006 was due primarily to the payment of the purchase price to former shareholders in connection with the Transactions. This increase was partially offset by a decrease in cash spent for the acquisition of businesses in the nine months ended September 30, 2006 compared to the same period in 2005.

Cash provided by financing activities was $474.9 million in the nine months ended September 30, 2006, compared to $129.4 million in the nine months ended September 30, 2005. The increase of $345.5 million was due primarily to an equity contribution of $294.5 million from investment funds managed by Bain Capital Partners, LLC. In addition, the increase in net issuances of long-term debt of $209.3 million in the nine months ended September 30, 2006 compared to $135.1 million in the nine months ended September 30, 2005 contributed to the overall increase.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our new senior secured credit facility and existing cash and cash equivalents. As of September 30, 2006, our senior secured credit facility is comprised of a $243.8 million senior secured term loan facility and a $100.0 million revolving credit facility, of which $32.0 million was drawn in the third quarter of 2006 and subsequently $3.0 million was paid as of October 30, 2006. In addition, the revolving credit facility had approximately $3.2 million of letters of credit issued and outstanding. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our new senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of September 30, 2006, we are in compliance with all such covenants.

Funding Commitments

On September 22, 2006, we signed a definitive merger agreement to acquire all of the outstanding capital stock of Aspen Education Group, Inc. (“Aspen”) for a cash purchase price of approximately $291.0 million (including the assumption of approximately $8.0 million of Aspen debt obligations), which is subject to adjustment pursuant to the terms of the merger agreement. We intend to fund (i) the merger purchase price (ii) the paying down of approximately $29.0 million of our existing borrowings under our revolving credit facility and (iii) related transaction fees and expenses of approximately $12.0 million with a combination of additional senior secured term loans in the amount of approximately $175.5 million (by amending and restating our existing $243.8 million senior secured term loan facility) and through the receipt of a capital contribution from the Group of approximately $143.0 million. The Group intends to fund a portion of such capital contribution by entering into a payment-in-kind (“PIK”) senior unsecured loan in a principal amount of approximately $105.0 million (issued at 1% original issue discount for total proceeds of approximately $104.0 million). The remainder of such capital contribution would be provided from the proceeds of the sale of Group’s equity securities to certain of its existing equity holders. The transaction is expected to close in the fourth quarter of 2006 and is subject to closing conditions under the merger agreement and us receiving the proceeds from financing to fund the transaction.

Headquartered in Cerritos, California, Aspen provides educational services to youth who have demonstrated behavioral issues that interfered with their performance in school and life. Aspen operates 32 programs in 12 states in the United States and 1 program in the United Kingdom and its offerings include boarding schools, experiential outdoor education programs, weight-loss residential high schools and summer weight loss camps.

In connection with our 4therapy acquisition in October 2005, we are obligated to make certain payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year if 4therapy meets certain performance milestones in the first and second year after closing. In the third quarter of 2006, 4therapy met the first year performance milestones and as a result we expect to make a payment of $1.8 million in the fourth quarter of 2006. As of November 10, 2006, the Company has not incurred a liability associated with the second year performance milestones.

With the exception of our new senior secured credit facility of $245.0 million and the issuance of $200.0 million aggregate principal amount of senior subordinated notes, both of which were issued in connection with the Transactions and which were reflected in the Obligations and Commitments table included in our registration statement, there have been no other material changes in our contractual long-term debt obligations and operating lease obligations in the three and nine months ended September 30, 2006.

Risk Factors

Set forth below and elsewhere in this report and in other documents we have filed and will file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

Impact of Inflation and Economic Trends

Although inflation has not had a material impact on our results of operations, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures. Some of our facilities are experiencing the effects of the tight labor market, including a shortage of counselors and nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate. Our ability to pass on increased costs associated with providing services to our patients may be, in some cases, may be limited.

Our facilities may be negatively impacted to the extent adverse economic conditions result in decreased reimbursements by federal or state governments or managed care payors. Furthermore, facilities such as Sierra Tucson that have a high proportion of private pay patients are more likely to be affected by periods of recession.

If federal or state healthcare programs, managed care organizations and other third-party payors reduce their reimbursement rates for services provided, our revenue and profitability may decline.

Government healthcare programs, managed care organizations and other third-party payors pay for the services we provide to some of our patients. If any of these entities reduce their reimbursement rates, or elect not to cover some or all of our services, our revenue and profitability may decline.

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

In 2003, we acquired nine residential facilities and 24 opiate treatment clinics and in 2004, we acquired one residential facility. In 2005, we acquired three residential facilities and one opiate treatment clinic. In the nine months ended September 30, 2006, we acquired six residential facilities and five opiate treatment clinics. Additional acquisitions, including the acquisition of Aspen, which will be our largest acquisition to date, would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

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

Even if we are able to open new treatment facilities, we may not be able to staff them or integrate them into our organization. In addition, there can be no assurance that, once completed, new treatment facilities will achieve sufficient patient census to generate operating profits. Developing new facilities, particularly residential facilities, involves significant upfront capital investment and expense and if we are unable to attract patients quickly and/or enter into contracts or extend our existing contracts with third-party payors for these facilities, these facilities may not be profitable and our operating results could be adversely affected.

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

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our facilities. Such natural disasters may result in physical damage to or destruction of our facilities as well as damage to areas where our patients or referral sources are based. Hurricane Dennis resulted in property damage, extra expenses and lost revenue to our Twelve Oaks facility. In addition, prior to Hurricane Katrina, our Twelve Oaks facility historically generated 15-20 referrals on a monthly basis from areas affected by Hurricane Katrina. In the months following Hurricane Katrina, such referrals decreased significantly. Hurricane Wilma resulted in a loss of electricity to our Wellness Resource Center in Boca Raton, Florida and patients had to be evacuated for a period of time. Such natural disasters may lead to decreased census, decreased revenues and higher operating costs.

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

We began operations in August 2002, and our predecessor organizations began operations in September 1995. In 2002 and 2003, we recorded a net loss from continuing operations of approximately $11.5 million and $1.6 million, respectively. For the nine months ended September 30, 2006, we recorded a net loss of approximately $35.8 million. We recorded a net profit in 2004 and 2005, but we cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

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

If we fail to comply with the federal anti-kickback statute and its safe harbors, the Stark Law or other related state and federal laws and regulations, we could be subjected to criminal and civil penalties, we could lose our license to operate, and our facilities could be excluded from participation in Medicaid and other federal and state healthcare programs and could be required to repay governmental payors amounts received by our facilities for services resulting from prohibited referrals. In lieu of repayment, the OIG may impose civil monetary assessments of three times the amount of each item or service wrongfully claimed. In addition, if we do not operate our treatment facilities in accordance with applicable law, our treatment facilities may lose their licenses or the ability to participate in third-party reimbursement programs.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our new senior secured credit facility. We have $243.8 million in term loans outstanding, bearing interest at variable rates. Each quarter point change in interest rates would result in a $0.6 million change in annual interest expense on our new term loans. We also have a new revolving credit facility, which provides for borrowings of up to $100.0 million, which bears interest at variable rates. Assuming the revolver is fully drawn, each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on our new revolving credit facility. We entered into an interest rate swap agreement to exchange floating for fixed interest rate payments to reduce interest rate volatility.

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

Item 6. Exhibits

The Exhibit Index beginning on page 51 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

4.1	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 ‡

4.2	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.
†	Furnished herewith.