Form 10-K
period 2006-12-31
CRC Health CORP
filed 2007-04-02
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-135172

CRC HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1650429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20400 Stevens Creek Boulevard, Suite 600, Cupertino,California	95014
(Address of principal executive offices)	(Zip code)

(877) 272-8668

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of March 30, 2007 was 1,000.

Documents incorporated by reference: None

CRC HEALTH CORPORATION

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; our substantial indebtedness, changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations, attempts by local residents to force our closure or relocation, the potentially difficult, unsuccessful or costly integration of recently acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Annual Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. Business.

Overview

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our substance abuse and behavioral disorder treatment services through our residential and outpatient treatment programs, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division. As of December 31, 2006, we operated 105 residential and outpatient treatment facilities in 23 states and treated approximately 24,000 patients per day, which we believe makes us the largest and most geographically diversified for-profit provider of substance abuse treatment. As of December 31, 2006, our youth treatment division operated programs at 32 facilities in 12 states and 1 facility in the United Kingdom and during the 2006 calendar year enrolled 4,478 new students from families in every state of the United States and from 32 foreign countries. Since our inception in 1995, we believe that we have developed a reputation for providing outstanding services and care and as a result have become a provider of choice throughout the communities we serve.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

Major Recent Developments

On November 17, 2006, we completed the acquisition of Aspen Education Group, Inc., which we refer to as Aspen Acquisition. Aspen Education Group provides educational services to youth who have demonstrated behavioral issues that have interfered with their performance in school and life. Aspen Education Group operates 32 programs in 12 states in the U.S. and 1 program in the U.K. Its offerings include therapeutic boarding schools, experiential outdoor education programs, weight-loss residential schools and summer weight loss camps. We purchased Aspen Education Group for approximately $279.5 million in total purchase consideration, including acquisition related expenses.

In connection with the Aspen Acquisition, we incurred approximately $175.5 million of additional indebtedness under our term loan facility and simultaneously paid down a net amount of approximately $25.4 million of indebtedness under our revolving loan facility, each of which are part of our amended and restated senior secured credit facility. Our amended and restated senior secured credit facility provides for senior secured financing of up to $519.3 million, consisting of: (1) a $419.3 million term loan facility with a final maturity date of February 6, 2013; and (2) a $100.0 million revolving credit facility with a final maturity date of February 6, 2012, including a letter of credit sub-facility and a swingline loan sub-facility. To fund the Aspen Acquisition, our parent company, CRC Health Group, Inc. also entered into a seven-year payment-in-kind (“PIK”) senior unsecured loan in a principal amount of $105.0 million (issued at 1% original issue discount for total proceeds of $104.0 million), which will accrue interest at a rate per annum, reset bi-annually, equal to 6-month LIBOR plus a spread which is initially 7.00%. This senior unsecured loan is not guaranteed by CRC or any of its subsidiaries.

In connection with the consummation of the Aspen Acquisition and following the consummation of such acquisition, Mr. Sainer joined our Board of Directors as a new board member. Mr. Sainer is the president of Aspen Education Group and co-founded Aspen Education Group in 1998.

Industry Overview

Addiction Diseases and Behavioral Disorders

Addiction is a chronic disease that adversely affects the lives of millions of Americans. One of the most common and serious addictions is substance abuse, which encompasses the abuse of alcohol and drugs. Without treatment, substance abuse can lead to depression, problems at home or work, and in some cases, physical injury or death. In 2001, expenditures for treatment of substance abuse in the United States totaled $18.3 billion. In 2004, 23.5 million persons aged 12 or older needed treatment for an alcohol or drug use problem, but only 2.3 million, or 10% of those afflicted, received treatment in inpatient or outpatient facilities. The prevalence of substance abuse continues to grow as evidenced by the fact that, in 2004, the number of individuals needing treatment for substance abuse grew 5.9% over 2003 reported levels. This growth has been due to several factors including the declining cost of illegal drugs, the availability of new formulations of existing drugs and the increasing abuse of prescription painkillers. There is also evidence of increasing alcohol use. Between 1995 and 2001, the number of binge drinking episodes per person increased 35%. The Substance Abuse and Mental Health Services Administration estimated that in 2004 approximately 55 million Americans aged 12 and older (22.8% of the U.S. population) participated in binge alcohol use, defined as five or more drinks on one occasion, in the past month. Approximately 16.7 million Americans, or 7.0% of the U.S. population, are considered to be heavy drinkers, defined as binge drinking five or more times per month. Furthermore, there is increasing recognition by private and public payors that failure to deliver early treatment for substance abuse and other behavioral issues generally results in higher acute-care hospital costs and can compound the negative effects of these issues over time. Treatment providers for the large and growing behavioral healthcare market, at both the adult and adolescent levels, are highly fragmented, with services to the adult population provided by over 13,000 different facilities of which only 26% are operated by for-profit organizations, and with services to the adolescent population provided primarily by single-site competitors and a handful of competitors of significantly lesser size. Due in part to the regulatory and land use hurdles of opening new substance abuse treatment facilities, we believe that supply of residential substance abuse treatment and therapeutic education services is constrained in the United States as evidenced by high industry-wide utilization rates.

Addiction is a complex, neurologically based, life-long disease that can encompass a broad range of activities from use of illegal substances to compulsive eating. While the initial behavior of addiction manifests itself through conscious choices, such behavior can develop into a long-term neurological disorder.

There is no uniform treatment protocol for all substance abuse patients. Effective treatment includes a combination of medical, psychological and social treatment programs. These programs may be provided in residential and outpatient treatment facilities.

Other addiction diseases and behavioral disorders include eating disorders, pain management, sexual compulsivity, compulsive gambling, mood disorders and emotional trauma. Among these diseases, eating disorders and chronic pain management represent large underserved treatment markets. These segments are highly fragmented with no national provider.

Therapeutic Education for Adolescents

According to the National Survey on Drug Use and Health, in 2003, nearly nine million adolescents or 36% of the population engaged in at least one delinquent behavior such as drug or alcohol abuse, academic difficulty, violence or stealing, and approximately 2.2 million adolescents, or 9% of the population had at least one major depressive episode. While the majority of adolescents successfully cope with these issues on their own, there are a growing number of adolescents who need help and support to successfully transition to a productive adulthood. Other developmental challenges faced by adolescents include learning disabilities, such as attention deficit hyperactivity disorder and obesity. According to the National Resource Center on Attention Deficit Hyperactivity Disorder, this condition affects 3% to 7% of school-age children, who in relation to their peers have higher rates of psychiatric and behavioral disorders. The National Health and Nutrition Examination Survey reports that approximately 16% of the population between the ages of 6 and 19 are overweight.

Historically, treatment options for struggling or underachieving youth were limited to counseling or placement in a highly structured hospital setting. More recently, however, parents, health professionals and public officials have been increasingly turning to the preventative care that can be provided by therapeutic education programs designed to modify adolescent behavior and assist the transition to a successful and productive adulthood. Therapeutic education programs offer individualized curricula that combine counseling, education and therapeutic treatment in residential and outdoor locations that provide a stable environment for students and provide measurable benefits to adolescents who have not benefited from counseling alone.

Our Business

We deliver our services through our residential, outpatient and youth treatment divisions, each of which is a separate reporting segment.

Residential Treatment Division

Our residential treatment division provides treatment services both on an inpatient and outpatient basis to patients suffering from chronic addiction diseases and related behavioral disorders. This division operated 28 inpatient and 18 outpatient facilities in twelve states as of December 31, 2006. On average, our inpatient residential facilities have been operating for over 18 years and have established strong relationships with referral sources and have longstanding ties to the local community, through among other things, the presence in those communities of successfully treated patients and their families. As of December 31, 2006, we had 1,724 available beds in our facilities and treated approximately 1,400 patients per day. Each of our residential facilities is accredited by either JCAHO or CARF, with the exception of The Life Healing Center, Montecatini, Carolina House and Center for Hope of the Sierras, which, due to the nature of their payor profiles, would not necessarily benefit from accreditation.

The majority of our residential treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or chemicals. Some of our facilities also treat other addictions and behavioral disorders such as eating disorders, chronic pain management, sexual compulsivity, compulsive gambling, mood disorders and emotional trauma.

Our treatment facilities provide detoxification, counseling programs, education, lectures and group therapy. The goal of inpatient treatment is to assess and evaluate the medical, psychological and emotional needs of the patient and to address these needs in the treatment process. Following this assessment, an individualized treatment program is designed to provide a foundation for a lifelong recovery process. Our facilities emphasize abstinence and the importance of social involvement, and utilize twelve step programs.

Our inpatient services are provided to both adult and adolescent patients in a peaceful setting that is removed from the pressures, pace and temptations of a patient’s everyday life. Our inpatient facilities house and care for patients over an extended period (21 days on average) and typically treat patients from a broadly defined regional market.

Our outpatient programs are conducted at either free-standing facilities (primarily located in urban areas and convenient for the patient) or in a designated space at our inpatient facilities. This level of care is mainly intended to provide the patient with a longer treatment period, as efficacy of treatment is believed to be closely tied to length of time spent in treatment.

Our treatment facilities deliver care at various levels of intensity which allows us to facilitate effective treatment. We treat medically stable adult and adolescent patients at any stage in the lifecycle of their disease. Upon admission, a patient enters an appropriate stage in our continuum of care depending on the patient’s diagnosis, the level and acuity of the disease and related treatment requirements. The patient may enter into one or a combination of four levels of treatment, detoxification, inpatient, partial inpatient or outpatient, depending on the patient’s needs.

Other Service; Eating Disorders; Chronic Pain Managements. Several other related behavioral diseases, in addition to substance abuse, represent large underserved markets to which our residential treatment services may be provided. The treatment model used at our residential facilities to treat substance abuse can also be applied to treat other compulsive behaviors such as eating disorders and chronic pain management. Our Sierra Tucson, Center for Hope of the Sierras, Montecatini, Carolina House and The Life Healing Center facilities provide treatment for eating disorders and our Twelve Oaks, Galax and Sierra Tucson treatment facilities provide treatment for chronic pain management.

Referral Base and Marketing for Residential Treatment Services. We receive a large number of patient referrals generated from our several thousand referral sources. Patients are referred to our residential facilities by healthcare practitioners, public programs, other treatment facilities, managed care organizations, unions and word of mouth from previously treated patients and their families, among others. We devote significant resources to establishing strong relationships with a broad array of potential referral sources at the local and national level. No single referral source resulted in a significant portion of our revenues.

We engage in local marketing, direct-to-consumer internet marketing, coordinate intra-facility referrals and develop programs and content targeted at key referral sources on a national basis. In 2004, we created our National Resource Center, NRC, a centralized call center located at our corporate headquarters, to respond to inquiries from our online marketing efforts and to facilitate cross-referrals.

Payor Mix for Residential Treatment Services. We generate our revenues from three primary sources: self payors, commercial payors such as managed care organizations and unions and government programs. We believe our strong relationships with third party payors and our industry experience allow us to obtain new contracts for new and acquired facilities which creates an opportunity to increase the number of patients that we treat.

Staffing and Local Management Structure for Residential Treatment Services. A typical residential facility is managed by an executive director experienced in substance abuse treatment services. Our executive directors have on average over 22 years of experience in healthcare and over ten years tenure at the treatment center they currently manage. The executive director is supported by a facility staff that consists of physicians, nurses, counselors, marketing professionals, reimbursement specialists, administrative and facility maintenance employees.

Outpatient Treatment Division

We provided outpatient treatment services at 59 clinics located in 18 states as of December 31, 2006. Our clinics, which typically range in size from 3,000 to 7,000 square feet, are generally located within light commercial districts, often within strip malls or medical office buildings. As of December 31, 2006, our clinics treated on average approximately 24,000 patients on a daily basis. Each of our outpatient treatment clinics is accredited by either JCAHO or CARF.

Our outpatient treatment programs provide substance abuse treatment services. During the 2006 calendar year, substantially all of our services were provided to individuals addicted to heroin and other opiates, including prescription painkillers such as oxycodone. In 2006, 24 of our 59 outpatient treatment clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service, which we refer to as our COSAT services. Our treatment services include medication assisted treatment, counseling, laboratory work, physical examinations and ongoing monitoring of patients. COSAT services add outpatient detoxification and intensive outpatient services for individuals addicted to or abusing any drug or alcohol. The goal of our outpatient treatment program is to assess and evaluate the medical, psychological and emotional needs of a patient and address these needs in the treatment process. Following a thorough assessment and the development of an individualized treatment plan, the treatment process provides a foundation for a lifelong recovery process.

The first step undertaken at any of our outpatient treatment facility is an assessment of the condition and treatment needs of the patient. A qualified counselor performs a complete psychosocial assessment. In addition, a physician completes a physical examination to ensure that there are no immediate health concerns. Both assessments also diagnose and identify the current addiction. After these screening steps are completed, the patient is admitted to the program.

Substantially all of our patients addicted to heroin and other opiates are treated with methadone, but a small percentage of our patients are treated with other medications such as buprenorphine. Patients usually visit an outpatient treatment facility once a day for about ten minutes in order to receive their medication. During the beginning of their treatment program, patients receive weekly counseling and as they successfully progress in the treatment protocol, they continue to receive a minimum of 50 minutes of counseling each month. This mandatory minimum duration of counseling may vary from state to state. Following the initial administration of medication, patients go through an induction phase where medication dosage is systematically modified until an appropriate dosage, a level where the euphoric effects of opiates are blocked, is reached. As patients progress with treatment and meet certain goals in their individualized treatment plan and certain federal criteria related to time in treatment, they become eligible for up to 30 days of take-home doses of medication, eliminating the need for daily visits to the clinic. The length of treatment differs from patient to patient, but typically ranges from one to three years.

COSAT services broaden the array of services offered at our clinics and increase our potential patient base by providing services to individuals with problems with all drugs and alcohol, not just opiates. Outpatient detoxification is a program where medication is administered to counter physical withdrawal symptoms. Patients are monitored daily by nurses and other medical personnel at the clinic. This program allows patients to remain in their home environment in the evening. Intensive outpatient is a 12-16 week program of three, three hour sessions per week. An individual treatment plan is developed for each patient.

Referral Base and Marketing of Outpatient Treatment. Patients are referred to our outpatient treatment facilities through a number of different sources, including emergency departments, judicial officials, social workers, police departments and individual word of mouth. We believe that our strong local reputation, convenient facility locations, strict adherence to patient selection criteria and treatment procedures make us an attractive choice for referral sources and patients. We engage in local marketing and direct-to-consumer marketing.

Payor Mix for Outpatient Treatment. A substantial portion of our patient revenues from our outpatient treatment division were from self pay patients, typically in the form of cash and in advance of treatment or at the time of treatment. The remaining revenues were derived from state and local healthcare assistance programs such as Medicaid. Although we have a negligible amount of revenues from commercial payors for services provided by our outpatient treatment division, these payors have recently begun to reimburse for methadone maintenance programs and we expect this trend to continue in the future. We are currently active seeking commercial payor contracts for our COSAT services.

Staffing for Outpatient Treatment. A typical program is run by a clinic director experienced in substance abuse treatment services. A clinic director is supported by a staff that consists of a medical director, nurses, counselors and administrative employees.

Youth Treatment Division—Aspen Education Group

Our youth treatment division provides a wide variety of therapeutic and educational programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. We operate 32 programs in 12 states and one program in the United Kingdom as of December 31, 2006, with services ranging from short-term intervention programs to longer-term residential treatment. Our programs are offered in boarding schools, residential treatment centers, outdoor experiential education programs, the nation’s first residential school focusing on the growing problem of pediatric obesity, and clinically-based weight loss summer camps. These programs exist at the intersection of education and therapy for adolescents who have demonstrated behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs, depression and obesity. Since most of the targeted customer base for these programs face a wide range of interrelated academic, emotional, and behavioral disorders, our ability to offer a seamless continuum of care for a multitude of problems is an important competitive differentiator for us. Approximately one half of our youth treatment programs are accredited by an educational accreditation program, such as the Northwest Association of Accredited Schools, while only a small number of our youth programs are accredited by JCAHO because they would not necessarily benefit from accreditation due to the high level of private pay or do not meet the clinical intensity of services usually found in a JCAHO approved program.

Residential programs. We operate 16 residential programs in eight states. These programs are operated in traditional boarding school environments where a unique educational plan is crafted for each student that combines group therapy, individual counseling and specialized therapeutic experiences, such as equine therapy, which are designed to build the student’s personal and emotional skills. Quarterly parent seminars and family resolution conferences play an important role in building mutually respectful and responsible relationships and preparing the student to face the real world challenges they face upon completion of the program. Each of our residential programs follows an accredited middle school, high school or college preparatory curriculum over a length of stay ranging from three to 24 months with an average duration of approximately ten months. Admissions are accepted year-round, subject to capacity, and campus sizes range from 40-160 students at both single gender and co-ed campuses.

•

Residential Treatment Centers. We have five residential treatment centers. These programs offer a highly structured environment with 24 hours-per-day supervision that emphasizes therapeutic programming and a strong peer environment to help students overcome self-defeating behaviors and acquire and practice positive behaviors.

•

Therapeutic Boarding Schools. Eight of our residential programs are therapeutic boarding schools. These programs focus on educating adolescents who are struggling with behavioral, emotional, or academic issues by fostering personal growth, healthy self-expression and service to others.

•

Special Learning Needs. Three of our residential programs are special learning needs programs. These programs are tailored to students with attention deficit hyperactivity disorder, learning disabilities or acute emotional issues, and offer structured education in an intimate academic environment that emphasizes personalized student attention and development of organizational and social skills.

Outdoor programs. We operate ten outdoor programs in six states. Outdoor programs emphasize student exposure to, and interaction with, natural environments and are based on either a base camp format, where students are housed in fixed structures between camping expeditions, or a format that utilizes an expedition-only format. These programs are designed for adolescents who have typically undergone an acute personal crisis and require immediate intervention in a short-term, high-impact therapeutic program that emphasizes experiential learning and individualized counseling as a catalyst for positive behavioral change. Students enrolled in an outdoor program experience the challenges living and working together outdoors as a means of identifying and working through internal conflicts and emotional obstacles that have kept them from responding to parental efforts, schools and prior treatment. In some cases, academic credit is offered upon completion of the program.

Weight loss programs. We operate one year-round residential weight loss school and five summer weight loss camps in four states and the United Kingdom. These programs are intended for the growing number of obese adolescents for whom traditional weight loss methods have been unsuccessful. Our year-round weight loss school is the nation’s first therapeutic boarding school specifically designed for obese adolescents, and features a full academic program in addition to a therapeutic weight loss program. The residential school, as well as our summer weight loss camps, employ scientific weight loss methods that are designed to maximize long-term behavioral change as a catalyst to substantial and sustained weight loss. These programs include intensive cognitive-behavioral therapy, a low fat, low energy density diet, high physical activity and an integrated nutritional and academic educational program. By participating in a research-based diet and activity management program, and intensive training on the skill sets and behaviors necessary for weight control, students are returned to a normal weight and learn to change to a wide range of behaviors, starting with diet and activity, but including self-esteem, mood, affect and outlook.

Payor Mix for Youth Treatment. Substantially all of our revenues are from self payors.

Staffing and Local Management Structure for Youth Treatment Services. A typical youth treatment program is managed by an executive director experienced in education or other clinical areas, and many of our executive directors hold post-graduate degrees. Our executive directors have on average over 15 years of experience in education / healthcare and over six years tenure at the treatment center they currently manage. The executive director is supported by a staff that consists of therapists, clinical professionals, teachers, counselors, field staff, admissions, finance and operational personnel as well as administrative and maintenance employees.

Online Treatment Services. As part of a student’s participation in one of our youth treatment programs, we utilize a “parent check-in” website that provides parents with updated progress reports, pictures, and school event information. In select programs, parents can monitor their child via a web cam. This website is designed to allow families to participate in the student’s progress at the program, and assist with the eventual transition of the student back to home life upon completion of the program.

Competition

Treatment providers for the large and growing substance abuse treatment market are highly fragmented, with services being provided by over 13,000 different facilities of which only 26% are operated by for-profit organizations. The primary competitive factors in the substance abuse treatment industry include the quality of programs and services, charges for programs and services, geographic proximity to the patients served, brand and marketing awareness and the overall responsiveness to the needs of patients, families and payors. Our residential and outpatient treatment divisions compete against an array of local competitors, both private and governmental, hospital-based and free standing and for-profit and non-profit facilities. Most of our residential facilities compete within local or regional markets. Sierra Tucson, in contrast, competes in both national and international markets with other nationally known substance abuse treatment facilities such as the Betty Ford Clinic and Hazelden.

Providers of youth treatment services are also highly fragmented with services being provided by over 500 different facilities. Our youth treatment division competes with a large number of single-site businesses that lack our name recognition and management resources, as well as a handful of larger companies who have divisions that provide youth treatment programs, such as the youth programs of Universal Health Services, Second Nature and Three Springs.

Technology Infrastructure

We utilize computer systems for billing, general ledger and all corporate accounting and residential facilities and expect to invest an additional $3.0 to $4.0 million over the next twelve months on the implementation of a comprehensive and fully integrated system encompassing clinical, marketing, regulatory, financial and management reporting systems. We are also in the process of deploying human resource management systems. The implementation expenditure includes upgrades, new hardware and software, data communications infrastructure, general system maintenance and staffing. The implementation is scheduled over a three-year period to ensure smooth transition for each module and to minimize any disruption to our business.

Regulatory Matters

Overview

Healthcare providers are regulated extensively at the federal, state and local levels. In order to operate our business and obtain reimbursement from third party payors, our residential and outpatient treatment facilities are required to obtain and maintain a variety of state and federal licenses, permits and certifications. In addition, most of our residential and outpatient treatment facilities must obtain and maintain accreditation from private agencies. We must also comply with numerous other laws and regulations applicable to the conduct of business by healthcare providers. Our facilities are also subject to periodic on-site inspections by the agencies that regulate and accredit them in order to determine our compliance with applicable requirements.

Our youth treatment division must comply with state and local laws that vary based on the locations in which they operate. A typical program will be subject to licensure by the state department of education or health services, as well as local land use and health and safety laws. Those of our programs that are accredited must comply with the guidelines of the applicable accrediting agencies, and a number of our programs maintain federal land use permits for their outdoor education and ranching activities.

The laws and regulations that affect healthcare providers are complex, change frequently and require that we regularly review our organization and operations and make changes as necessary to comply with the new rules. This is particularly true since we have grown through a series of acquisitions in a number of states over the past ten years and because our activities span several different treatment settings, each of which may have its own regulatory requirements. Significant public attention has focused in recent years on the healthcare industry, directing attention not only to the conduct of industry participants but also to the cost of healthcare services. In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals and other health care providers. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and increased enforcement activity.

Licensure, Accreditation and Certification

All of our residential and outpatient treatment facilities, and most of the programs at our youth treatment facilities must be licensed under applicable state laws. Licensing requirements typically vary significantly by state and by the services provided. Licensure requirements generally relate to the provider’s qualifications, the adequacy of care and other matters, including: its equipment, personnel, staff-to-patient ratios, operating policies and procedures, fire prevention, maintenance of adequate records, rate-setting and compliance with building codes and environmental protection laws. In addition, all of our outpatient treatment clinics that treat opiate addicts and some of our residential facilities are required to register with the U.S. Drug Enforcement Agency, or the DEA, because they handle and dispense controlled substances and are required to implement DEA-approved security systems and take other measures to ensure that methadone is dispensed and stored as required by the DEA.

JCAHO and CARF are private organizations that have accreditation programs for healthcare facilities. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, among others. JCAHO accredits a broader variety of healthcare organizations, including hospitals, behavioral health organizations, nursing and long-term care facilities, ambulatory care centers, laboratories and managed care networks and others, including two of our youth treatment programs. Accreditation by JCAHO, CARF or one of the educational accreditation organizations that recognize our youth treatment programs requires an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is typically granted for a specified period, typically ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey. Accreditation is generally a requirement for participation in government and private healthcare payment programs. In addition, certain federal and state licensing agencies require that providers be accredited.

Some of our residential and outpatient treatment programs participate in government healthcare payment programs such as Medicaid. In order to receive payment under these programs, each participating facility must apply to the appropriate government agency and be certified to participate in the program. In addition, our outpatient treatment clinics must be certified by SAMSHA before the DEA will issue the registration required in order to provide opiate treatment.

We believe that all of our residential, outpatient and youth treatment programs are in substantial compliance with current applicable federal, state, local licensure and certification requirements. In addition, we believe that all are in substantial compliance with the standards of the agencies, including JCAHO and CARF, which have accredited them. Periodically, federal, state and accreditation regulatory organizations conduct surveys of our facilities and may find from time to time that a facility is out of compliance with certain requirements. Upon receipt of any such finding, the facility timely submits a plan of correction and corrects any cited deficiencies.

Fraud, Abuse and Self-Referral Laws

Our residential and outpatient treatment programs must comply with a number of laws and regulations because we participate in government healthcare payment programs such as Medicare and Medicaid.

The anti-kickback provision of the Social Security Act, or the anti-kickback statute, prohibits certain offers, payments or receipt of remuneration in return for referring patients covered by federal healthcare payment programs or purchasing, leasing, ordering or arranging for or recommending any services, good, item or facility for which payment may be made under a federal healthcare program. As a result, our dealings with referring physicians and other referral sources, including employment contracts, independent contractor agreements, professional service agreements, joint venture agreements and medical director agreements, are all subject to the anti-kickback statute. The anti-kickback statute has been interpreted broadly by federal regulators and certain courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Violations of the anti-kickback statute may be punished by criminal or civil penalties, exclusion from federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved. The Office of Inspector General, or the OIG, of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. The OIG has published regulations describing activities and business relationships that would be deemed not to violate the anti-kickback statute, known as “safe harbor” regulations. We use our best efforts to comply with applicable safe harbors.

Sections 1877 and 1903(s) of the Social Security Act, commonly known as the “Stark Law,” prohibit referrals for designated health services by physicians under the Medicare and Medicaid programs to any entity in which the physician has an ownership or compensation arrangement, unless an exception applies, and prohibits the entity from billing for such services rendered pursuant to any prohibited referrals. These types of referrals are commonly known as “self referrals.” There are exceptions for customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements that meet specific standards. We use our best efforts to structure our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and related regulations. Sanctions for violating the Stark Law include required repayment to governmental payors of amounts received for services resulting from prohibited referrals, civil monetary penalties, assessments equal to three times the dollar value of each service rendered for an impermissible referral (in lieu of repayment) and exclusion from the Medicare and Medicaid programs.

A number of states have laws comparable to the anti-kickback statute and the Stark Law. These state laws may be more stringent than the federal rules and apply regardless of whether the healthcare services involved are paid for under a federal health care program.

The Federal False Claims Act

The federal False Claims Act prohibits healthcare providers from knowingly submitting false claims for payment under a federal healthcare payment program. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the Stark Law or the anti-kickback statute. Although liability under the federal False Claims Act arises when an entity “knowingly” submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each false claim. From time to time, companies in the healthcare industry, including us, may be subject to actions under the federal False Claims Act.

Individuals may also bring an action on behalf of the government under the “whistleblower” or “qui tam” provisions of the federal False Claims Act. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. These provisions allow for the private party that identified the violation to receive a portion of the sums the provider is required to pay. This whistle-blower structure has encouraged some private companies to go into the business of detecting and reporting potential fraud and abuse.

Privacy and Security Requirements

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 and Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that:

•	protect individual privacy by limiting the uses and disclosures of patient information;

•	create new rights for patients regarding their health information, such as access rights and the right to amend certain aspects of their health information;

•	require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form;

•	prescribe specific transaction formats and data code sets for certain electronic healthcare transactions; and

•

require establishment of standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions no later than May 23, 2007.

We are in the process of implementing or upgrading computer systems, as appropriate, to comply with the transaction and code set requirements to correspond to the requirements of our trading partners. We have furthermore adopted privacy policies in accordance with HIPAA requirements. Although we are not in compliance with certain security regulations under HIPAA, we do not believe that this noncompliance has a material effect on our business, and furthermore we have a plan in place to achieve compliance.

Under HIPAA, a violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

In addition, many states impose requirements regarding the confidentiality and security of healthcare information, as well as regarding the permitted uses of that information, and many of these state laws are more restrictive than the federal rules. For example, some states impose laws governing the use and disclosure of health information pertaining to substance abuse issues that are more stringent than the rules that apply to healthcare information generally. As public attention is drawn to the issues of the privacy and security of medical information, states may revise or expand their laws concerning the use and disclosure of health information, or may adopt new laws addressing these subjects. Failure to comply with these laws could expose us to criminal and civil liability, as well as requiring us to restructure certain of our operations.

Health Planning and Certificates of Need

The construction of new healthcare facilities, the expansion of existing facilities, the transfer or change of ownership of existing facilities and the addition of new beds, services or equipment may be subject to state laws that require prior approval by state regulatory agencies under certificate of need laws. These laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Review of certificates of need and other healthcare planning initiatives may be lengthy and may require public hearings. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license. The states in which we operate that have certificate of need laws include Indiana, West Virginia and North Carolina.

Local Land Use and Zoning

Municipal and other local governments may also regulate our treatment programs. Many of our facilities must comply with zoning and land use requirements in order to operate. For example, local zoning authorities regulate not only the physical properties of a health facility, such as its height and size, but also the location and activities of the facility. In addition, community or political objections to the placement of treatment facilities can result in delays in the land use permit process, and may prevent the operation of facilities in certain areas.

Corporate Practice of Medicine and Fee Splitting

Some states have laws that prohibit business entities, including corporations or other business organizations that own healthcare facilities, from employing physicians. Some states also have adopted laws that prohibit direct and indirect payments or fee-splitting arrangements between physicians and such business entities. These laws vary from state to state, are often difficult to interpret and have seldom been interpreted by the courts or regulatory agencies. We use our best efforts to comply with the relevant state laws. Sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties upon both the physician and the business entity and rescission of business arrangements.

Employees

As of December 31, 2006, we employed approximately 4,606 people throughout the United States. Approximately 4,086 of our employees are full-time and the remaining approximately 520 are part-time employees. There were approximately 1,901 employees in our residential treatment division, 961 employees in our outpatient treatment division and 1,664 employees in our youth treatment division. The remaining approximately 80 employees are in corporate management, administration and other services. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.crchealth.com/investor-sec-filings.asp, as soon as reasonably practicable after CRC electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission.

We included the certifications of the CEO and the CFO of CRC required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of CRC’s public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we have filed and will file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

Business Risks

Impact of Inflation and Economic Trends

Although inflation has not had a material impact on our results of operations, our industry is very labor intensive and salaries and benefits are subject to inflationary pressures. Some of our facilities are experiencing the effects of the tight labor market, including a shortage of counselors and nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate. Our ability to pass on increased costs associated with providing services to our patients, in some cases, may be limited.

Our programs may be negatively impacted to the extent adverse economic conditions result in decreased reimbursements by federal or state governments or managed care payors. Furthermore, our operations with a high proportion of private pay patients are more likely to be affected by periods of recession.

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We are highly leveraged. The following chart shows our level of indebtedness, and certain other information as of December 31, 2006 (in thousands).

Senior Secured Credit Facility(1)	$421,827
Senior Subordinated Notes	197,295
Other	7,406

Total Debt	$626,528

Total Stockholder’s Equity	$437,174

(1)	In addition, as of December 31, 2006, we had $3.9 million of letters of credit outstanding under our revolving line of credit leaving approximately $92.5 million available for additional borrowings under our revolving credit facility.

In addition, our parent company has incurred a $105.6 million of indebtedness as of December 31, 2006. Our substantial indebtedness and the indebtedness of our parent company could make it more difficult for us to satisfy our obligations with respect to our indebtedness, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and other general corporate matters will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

For the year ended December 31, 2006, we derived approximately 19.9% of our revenue from government programs and 80.1% of our revenue from non-government payors such as self pay, managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid and Medicare, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our costs to provide our services increase, we typically will not be able to recover these costs from government payors. In addition, the federal government and many state governments are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. They also tend to pay on a slower schedule. Thus, while 19.9%

of our revenue for the year ended December 31, 2006 was attributable to governmental payors, such payors accounted for 37.7% of our accounts receivable as of December 31, 2006. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles, our cash flow from operations could be negatively affected.

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

We derive a significant portion of our revenue from key treatment programs that are located in Pennsylvania, California, Arizona, Indiana and West Virginia, which makes us particularly sensitive to regulatory and economic conditions in those states.

For the year ended December 31, 2006, our Pennsylvania facilities accounted for approximately 18% of our total revenue, our California facilities accounted for approximately 11% of our total revenue, our Arizona facilities accounted for approximately 15% of our total revenue, our Indiana facilities accounted for approximately 9% of our total revenue and our West Virginia facilities accounted for approximately 7% of our total revenue. If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

If Pennsylvania government funds for the services we provide are reduced or unavailable, our revenue and profitability may be negatively impacted.

For the year ended December 31, 2006, we derived approximately 12% of our revenue from government programs funded by the Commonwealth of Pennsylvania. Similar to other states, Pennsylvania prepares its budget on an annual basis under significant cost pressures and budgetary approval can be subject to the unpredictability of the political process. Our revenues and operating results could be harmed by any reduction or delay in reimbursement by the Commonwealth of Pennsylvania for services we provide to patients covered by state-funded programs.

A sustained downturn in the U.S. economy could negatively affect revenue and profitability of our operations dependent on private-pay funding.

Substantially all of the revenue from our youth treatment division and certain residential treatment facilities such as Sierra Tucson is derived from private-pay funding. In addition, a substantial portion of our revenue from our outpatient treatment division is from self-payors. A sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our students to pay for our services. In addition, some of the families of our students in our youth treatment division rely on third-party loans to fund the cost of tuition at our programs. The unavailability of these loans could interfere with the ability of private-pay customers to afford our programs, and may harm our operating results.

We may have difficulty operating and integrating treatment facilities and youth treatment programs that we acquire. This may disrupt our business and increase our costs and harm our operating results.

In 2003, we acquired nine residential facilities and 24 outpatient treatment clinics and in 2004, we acquired one residential facility. In 2005, we acquired three residential facilities and one outpatient treatment clinic. In 2006, we acquired six residential facilities and five outpatient treatment clinics. In addition, in 2006, we acquired Aspen Education Group which is our largest acquisition to date. Additional acquisitions would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

•	integrate operations and personnel at acquired programs;

•	retain key management and healthcare professional personnel;

•	maintain and attract patients and students to acquired programs;

•	manage our exposure to unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations; and

•	realize our investment return on acquisitions.

Integration efforts can require spending substantial resources on projects, such as implementing consistent billing, payroll and information technology systems, instituting standard policies and procedures and re-training staff from the acquired businesses to conform to our service philosophy and internal compliance procedures. Furthermore, integrating an acquired treatment program may disrupt our ongoing business and distract our management and other key personnel. If we are unable to manage our expansion efforts efficiently or effectively, or are unable to attract and retain additional qualified management and healthcare professional personnel to run our expanded operations, our business may be disrupted, our costs may increase and our operating results may be harmed.

We may have difficulty opening new treatment facilities and operating them profitably. We have limited experience in opening new residential treatment facilities. If we are unable to execute our strategy, our growth may be restrained and our operating results could be adversely affected.

Our growth strategy includes developing and opening new treatment facilities and to date, we have limited experience in opening new treatment facilities. Planning and opening new treatment facilities in each of the residential, outpatient and youth treatment divisions can be complex, and may be delayed and, in some circumstances, prevented by a variety of forces, including local zoning and land use regulation, health facility licensing, certificate of need requirements, community opposition and other political issues. Healthcare laws and other rules and regulations may also impede or increase the cost of opening new programs. If we are unable to open new treatment programs on time and on budget, our rate of growth and operating results may be adversely affected.

Even if we are able to open new treatment programs, we may not be able to staff them or integrate them into our organization. In addition, there can be no assurance that, once completed, new treatment programs will achieve sufficient patient census or student enrollment to generate operating profits. Developing new programs, particularly facilities for residential treatment services and residential youth treatment programs, involves significant upfront capital investment and expense and if we are unable to attract patients and/or students quickly and/or enter into contracts or extend our existing contracts with third-party payors for these programs, these programs may not be profitable and our operating results could be adversely affected.

State and local regulation of the construction, acquisition or expansion of treatment facilities could prevent us from opening or acquiring additional residential and outpatient treatment facilities or expanding or renovating our existing treatment facilities, which may cause our growth to be restrained and our operating results to be adversely affected.

Some states have enacted laws which require prior approval for the construction, acquisition or expansion of treatment facilities, or for other capital expenditures such as the acquisition of certain kinds of equipment used at treatment facilities. In giving approval, these states consider the need for additional or expanded treatment facilities or services. In the states of North Carolina, West Virginia and Indiana in which we currently operate, certificates of need may be required to be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered. Other states in which we now or may in the future operate may also require certificates of need under certain circumstances not currently applicable to us, or may impose standards and other health planning requirements upon us.

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

Changes to federal, state and local regulations affecting the operation of our treatment facilities could prevent us from operating our existing facilities or acquiring additional facilities, which may cause our growth to be restrained and our operating results to be adversely affected.

Federal, state and local regulations determine the capacity at which our therapeutic education programs for adolescents may be operated. Some of our programs in our youth treatment division rely on federal land-use permits to conduct the hiking, camping and ranching aspects of these programs. State licensing standards require many of our programs to have minimum staffing levels, minimum amounts of residential space per student and adhere to other minimum standards. Local regulations require us to follow land use guidelines at many of our programs, including those pertaining to fire safety, sewer capacity and other physical plant matters. In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. For example, in the 2007 legislative session, senators and assemblymen from the state of California introduced numerous bills that would impose new regulations on our operations in California. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth and harm our operating results.

A shortage of qualified workers could adversely affect our ability to identify, hire and retain qualified personnel. This could increase our operating costs, restrain our growth and reduce our revenue.

The success of our business depends on our ability to identify, hire and retain a professional team of addiction counselors, nurses, psychiatrists, physicians, licensed counselors and clinical technicians across our network of treatment facilities. Competition for skilled employees is intense. For example, there are currently national shortages of qualified addiction counselors and registered nurses. The process of locating and recruiting skilled employees with the combination of qualifications and attributes required to treat those suffering from addiction and other behavioral health illnesses can be lengthy and competition for these workers could cause the salaries, wages and benefits we must pay to increase faster than anticipated. Furthermore, many states require specified staff to patient ratios in for residential and outpatient treatment facilities. If we are unable to identify, hire and retain sufficient numbers of qualified professional employees, or to continue to offer competitive salaries and benefits, we may be unable to staff our facilities with the appropriate personnel or to maintain required staff ratios and may be required to turn away patients. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk. These factors could increase our operating costs, restrain our growth and reduce our revenue.

If we fail to cultivate new or maintain established relationships with referral sources, our revenue may decline.

Our ability to grow or even to maintain our existing level of business depends significantly on our ability to establish and maintain close working relationships with physicians, managed care companies, insurance companies, educational consultants and other referral sources. We do not have binding contracts or commitments with any of these referral sources. We may not be able to maintain our existing referral source relationships or develop and maintain new relationships in existing or new markets. If we lose existing relationships with our referral sources, the number of people to whom we provide services may decline, which may adversely affect our revenue. If we fail to develop new referral relationships, our growth may be restrained.

Our treatment facilities are sometimes subject to attempts by local or regional governmental authorities and local area residents to force their closure or relocation.

Property owners and local authorities have attempted, and may in the future attempt, to use zoning ordinances to eliminate our ability to operate a given treatment facility by claiming that the program violates existing ordinances, rezoning or adopting new ordinances. Local governmental authorities in some cases have attempted to use litigation and the threat of prosecution to force the closure of certain of our clinics. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed.

There are only two significant suppliers of methadone distributed by our outpatient treatment facilities. If one or both of these vendors does not supply the methadone we require, we may face increased costs in our outpatient treatment division, which may adversely affect our operating results and profitability.

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

For the year ended December 31, 2006, our Sierra Tucson facility represented approximately 14.7% of our total revenue and approximately 22.1% of our operating income before corporate and divisional overhead. Our Sierra Tucson facility’s high occupancy rate as well as the favorable average length of stay and price of treatment made it our most profitable facility for the calendar year 2006. Should Sierra Tucson’s revenues or profitability decline for any reason or its operations be interrupted, our total revenue and profitability could also decline. For example, a terrorist act, significant terrorist threat or other disruption to air travel may reduce the willingness or ability of Sierra Tucson’s national and international patient base to travel to the facility or a fire or other casualty loss could interrupt its operations. These events could negatively affect our consolidated operating results.

Accidents or other incidents involving the students at our youth treatment facilities, or those of our competitors, may adversely affect our revenues and operating results directly or through negative public perception of the industry.

Accidents resulting in physical injuries to our students or staff, or incidents that attract negative attention to the youth treatment industry generally, such as those involving death or criminal conduct against, or by a student may adversely affect our business. For example, in 2006, a student at one of our outdoor programs contracted West Nile Virus and passed away. Accidents or incidents of this nature, in addition to costs associated with possible legal claims or regulatory action against us, could result in reduced revenues based on lost referrals or student withdrawals. Similar accidents or incidents at programs operated by our competitors could negatively impact public perception of the therapeutic education industry and harm our operations as well. No assurance can be given that accidents or other incidents at our programs or those of our competitors will not adversely affect our operations.

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our revenues and operating results.

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our operations. Such natural disasters may result in physical damage to or destruction of our programs as well as damage to areas where our patients or referral sources are based. In 2005, Hurricane Dennis resulted in property damage, extra expenses and lost revenue to our Twelve Oaks facility. In addition, prior to Hurricane Katrina in 2005, our Twelve Oaks facility historically generated 15-20 referrals on a monthly basis from areas affected by Hurricane Katrina. In the months following Hurricane Katrina, such referrals decreased significantly. In 2005, Hurricane Wilma resulted in a loss of electricity to our Wellness Resource Center in Boca Raton, Florida and patients had to be evacuated for a period of time. Such natural disasters may lead to decreased census, decreased revenues and higher operating costs.

We face significant competition from established treatment providers as well as new entrants.

We compete directly with a wide variety of non-profit, government and for-profit treatment providers, and this competition may intensify in the future. Non-profit and government providers may be able to offer competitive services at lower prices, which may adversely affect our revenue in regional markets and service categories in which we compete with non-profit and government providers. In addition, many for-profit providers are local, independent operators with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers. For example, our outpatient treatment programs are currently facing increasing competition in California, which has slowed the growth in the number of patients those clinics treat. Our youth treatment division competes against a small number of multiple-location providers, such as Universal Health Services, Second Nature and Three Springs, as well as a number of independent operators. These providers compete with us not only for referrals, but also for qualified personnel, and in some cases our personnel have resigned their positions with us to operate programs of their own. We may also face increasing competition from new operators which may adversely affect our revenue and operating results in impacted markets.

As a provider of treatment services, we are subject to claims and legal actions by patients, students, employees and others, which may increase our costs and harm our business.

We are subject to medical malpractice and other lawsuits based on the services we provide. In addition, treatment facilities and programs that we have acquired, or may acquire in the future, may have unknown or contingent liabilities, including liabilities related to care and failure to comply with healthcare laws and regulations, which could result in large claims, significant defense costs and interruptions to our business. These liabilities may increase our costs and harm our business. A successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability. Furthermore, we maintain a $0.5 million deductible per claim under our workers compensation insurance, and an increase in workers compensation claims or average claim size may also increase our costs and reduce our profitability. Our insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

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

The 2006 Work Plan issued by the OIG includes among the areas that the agency will target for investigation in 2006 a number of services we offer, including Outpatient Alcoholism Services and Freestanding Inpatient Alcoholism Providers. Any investigations of us or our executives or managers could result in significant liabilities or penalties, including possible exclusion from the Medicare or Medicaid programs, as well as adverse publicity.

The integration of our information systems may be more costly than we anticipate, may not be completed on time or the integrated systems may not function properly.

We are currently introducing new software to consolidate and integrate critical information systems used in daily operations, including for claims processing, billing, financial, intake and other clinical functions. The new software is also intended to streamline internal controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We expect to make additional capital expenditures related to this plan before it is complete. If this implementation takes longer or is more expensive than anticipated, or if we fail to successfully complete this implementation or if the software fails to perform as expected, our operations may be disrupted and we may not comply with the requirements of Section 404 of the Sarbanes-Oxley Act. This may increase our costs, reduce our revenue and harm our business.

We have a limited history of profitability, have incurred net losses in the past and may incur substantial net losses in the future.

We began operations in August 2002, and our predecessor organizations began operations in September 1995. In 2002 and 2003, we recorded a net loss from continuing operations of approximately $11.5 million and $1.6 million, respectively. For the year ended December 31, 2006, we recorded a net loss of approximately $35.5 million. We recorded a net profit in 2004 and 2005, but we cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

We are subject to restrictions that limit our flexibility in operating our business as a result of our debt financing agreements.

Our debt financing agreements contain a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, create liens on our assets, restrict our ability to engage in sale and leaseback transactions, mergers, acquisitions or asset sales and make investments. Under some circumstances, these restrictive covenants may not allow us the flexibility we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that could benefit our business. In addition, we are required under our senior secured credit facility to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit facility and the lenders could elect to declare all amounts borrowed under our senior secured credit facility, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit facility. In such an event, we could not assure you that we would have sufficient assets to pay amounts due our subordinated indebtedness.

If we fail to comply with the restrictions in our debt financing agreements, a default may allow the creditors to accelerate the related indebtedness, as well as any other indebtedness to which a cross-acceleration or cross-

default provision applies. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligation to increase significantly.

Certain of our borrowings, primarily borrowings under our senior secured credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

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

Funds associated with Bain Capital Partners, LLC control us and may have conflicts of interest with us.

Investment funds associated with or designated by Bain Capital Partners, LLC which we refer to as Bain Capital, indirectly own, through their ownership in our parent company, substantially all of our capital stock. As a result, Bain Capital has control over our decisions to enter into any corporate transaction regardless of whether our debt holders believe that any such transaction is in their own best interests. For example, Bain Capital could cause us to make acquisitions or pay dividends that increase the amount of indebtedness that is secured or that is senior to our senior subordinated notes or to sell assets.

Additionally, Bain Capital is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Bain Capital may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Bain Capital continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, Bain Capital will continue to be able to strongly influence or effectively control our decisions.

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

Licensure, accreditation and certification

In order to operate our business, our residential and outpatient treatment programs for substance abuse must obtain the required state and federal licenses and certification as well as in most cases accreditation from the Joint Council on Accreditation of Healthcare Organizations, JCAHO, or the Commission on Accreditation of Rehabilitation Facilities, CARF. In addition, such licensure, certification and accreditation is required to receive reimbursement from most commercial and government payors. If our programs are unable to maintain such licensure, certification and accreditation, our revenue may decline, our growth may be limited and our business may be harmed.

Handling of controlled substances

Our residential and outpatient treatment programs must comply with especially strict federal and state regulations concerning the distribution of methadone and other controlled pharmaceuticals. The potential for theft or diversion of methadone and other pharmaceuticals distributed at our facilities for illegal uses has led the federal government as well as a number of states and localities to adopt stringent regulations not applicable to many other types of healthcare providers. Compliance with these regulations is expensive and these costs may increase in the future.

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

If we fail to comply with the federal anti-kickback statute and its safe harbors, the Stark Law or other related state and federal laws and regulations, we could be subjected to criminal and civil penalties, we could lose our license to operate, and our residential and outpatient treatment programs could be excluded from participation in Medicaid and other federal and state healthcare programs and could be required to repay governmental payors amounts received by our residential and outpatient treatment programs for services resulting from prohibited referrals. In lieu of repayment, the OIG may impose civil monetary assessments of three times the amount of each item or service wrongfully claimed. In addition, if we do not operate our treatment facilities in accordance with applicable law, our residential and outpatient treatment programs may lose their licenses or the ability to participate in third-party reimbursement programs.

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses and exclusion from Medicaid programs, which could harm us. Approximately 19.9% of our revenue for the year ended December 31, 2006 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure you that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

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

Since our treatment programs and operations are regulated at federal, state and local levels, we could be affected by different regulatory changes in different regional markets. Increases in the costs of regulatory compliance and the risks of noncompliance may increase our operating costs, and we may not be able to recover these increased costs, which may adversely affect our results of operations and profitability.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Residential Treatment Division. The following tables list our residential treatment facilities, as of December 31, 2006.

Program	City	State	Owned / Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Brandywine	Kennett Square	PA	Owned
Camp Recovery Centers	Santa Cruz	CA	Owned
Carolina House	Durham	NC	Owned
Center for Hope of the Sierras	Reno	NV	Leased
Center for Hope of the Sierras II	Reno	NV	Owned
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned
Life Healing Center	Santa Fe	NM	Owned
Montecatini	Carlsbad	CA	Owned
Montecatini II	Carlsbad	CA	Owned
New Life Lodge	Burns	TN	Owned
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea (14 separate licensed treatment programs)	Newport Beach, Riverside	CA	Leased
Starlite Treatment Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wilmington Treatment Center	Wilmington	NC	Owned
White Deer Run (WDR) – Allenwood	Allenwood	PA	Owned
WDR – Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
Wellness Resource Center	Boca Raton	FL	Leased

Outpatient Treatment Facilities

Camp San Jose	San Jose	CA	Leased
Camp Santa Cruz	Santa Cruz	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
Wilmington—Myrtle Beach	Myrtle Beach	NC	Leased
Wilmington—Wilmington	Wilmington	NC	Leased
Wilmington—Shallotte	Shallotte	NC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Altoona	Altoona	PA	Leased
WDR—Bloomsburg	Bloomsburg	PA	Leased
WDR—Chambersburg	Chambersburg	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased
WDR—Pottsville	Pottsville	PA	Leased
WDR—Reading	Reading	PA	Leased

Outpatient Treatment Division. The following table lists our outpatient treatment clinics by state and number, as of December 31, 2006.

State	Clinics	Owned / Leased
California	15	All clinics leased
Colorado	1	Leased
Delaware	1	Leased
Georgia	1	Leased
Indiana	5	All clinics leased
Kansas	2	All clinics leased
Louisiana	1	Leased
Maryland	2	Leased
New Mexico	1	All clinics leased
North Carolina	1	Leased
Oregon	5	All clinics leased
Pennsylvania	2	Leased
Tennessee	1	Leased
Texas	1	Leased
Virginia	3	All clinics leased
Washington	4	All leased
West Virginia	7	All leased except for one owned property
Wisconsin	6	All leased

Total	59

Youth Treatment Division. The following table lists our youth treatment programs as of December 31, 2006.

Program	City	State	Owned / Leased

Island View	Syracuse	UT	Leased
Aspen Ranch	Loa	UT	Leased
Youth Care Pine Ridge Academy	Draper	UT	Leased
Sunhawk	St George	UT	Leased
Turn-About Ranch	Escalante	UT	Leased

Excel Academy	Conroe	TX	Leased
Mount Bachelor Academy	Prineville	OR	Leased
Academy at Swift River	Cummington	MA	Leased
Oakley School	Oakley	UT	Leased
Copper Canyon Academy	Rimrock	AZ	Leased
Bromley Brook School	Manchester	VT	Leased
New Leaf Academy	Bend	OR	Leased
New Leaf North Carolina	Hendersonville	NC	Leased

Stone Mountain School	Black Mountain	NC	Leased
NorthStar Center	Bend	OR	Leased
Cedars Academy	Bridgeville	DE	Leased

Four Circles Recovery	Horseshoe	NC	Leased
SUWS of the Carolinas Seasons	Shoshone	NC	Leased
Passages to Recovery	Loa	UT	Leased
Adirondack Leadership Expeditions	Saranac Lake	NY	Leased
Lone Star Expeditions	Groveton	TX	Leased
Talisman Summer Camps	Asheville	NC	Leased

Program	City	State	Owned / Leased
Aspen Achievement Academy	Loa	UT	Leased
SUWS Adolescent and Youth Programs	Shoshone	ID	Leased
Outback Therapeutic Exp	Lehi	UT	Leased
Sage Walk	Redmond	OR	Leased

Academy of the Sierras (opened 2007)	Reedley	CA	Leased

Wellspring New York	Adirondack Mountains	NY	Leased
Wellspring Adventure Camp	Blue Ridge Mountains	NC	Leased
Wellspring Adventure Camp	Sierra Nevada Mountains	CA	Leased
Wellspring UK	Lake District	UK	Leased
Wellspring Family Camp	Upper Peninsula of Michigan	MI	Leased

Our properties are owned and or leased by our residential treatment division, outpatient treatment division and youth treatment division. All owned property is subject to a security interest under our senior secured credit facility. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. Legal Proceedings

We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for CRC Health Corp.’s common stock. We are a wholly-owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock.

ITEM 6. Selected Financial Data

Set forth below is selected historical consolidated financial information at the dates and for the periods indicated. The summary historical financial information as of and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 has been derived from our audited financial statements. Certain reclassifications have been made to 2004 and 2005 periods in order to conform to the current year presentation. The date of the purchase of our Company by investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) was February 6, 2006, but for accounting purposes and to coincide with our normal financial accounting closing dates, we have utilized February 1, 2006, as the effective date of the close of the transaction. As a result, we have reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company and for all periods from and after February 1, 2006 as those of the Successor Company due to the resulting change in the basis of accounting. For the purpose of presenting a comparison of our 2006 results to 2005, we have presented the year ended December 31, 2006 as the mathematical addition of our operating results for January 2006 (“Predecessor Company”) to the operating results of the eleven months ended December 31, 2006 (“Successor Company”). This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes there to included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future results.

	Predecessor					Successor
	Year Ended December 31,				One Month Ended January 31, 2006	Eleven Months Ended December 31, 2006	Combined Year Ended December 31, 2006
	2002	2003	2004	2005
	(Dollars in thousands)
Statement of Income Data:
Net revenue
Residential	$42,016	$65,962	$86,551	$124,858	$12,693	$151,200	$163,893
Outpatient	15,198	36,501	78,925	83,847	7,125	84,404	91,529
Youth	—	—	—	—	—	15,200	15,200
Corporate/other	1	41	127	317	32	524	556

Net revenue	$57,215	$102,504	$165,603	$209,022	$19,850	$251,328	$271,178
Operating expenses
Residential	$34,029	$56,858	$67,405	$92,494	$9,112	$112,273	$121,385
Outpatient	12,277	27,388	49,955	53,011	4,447	56,905	61,352
Youth	—	—	—	—	—	16,136	16,136
Corporate/other(1)	5,929	7,996	11,067	14,903	44,623	18,270	62,893
Charge related to merger with eGetgoing(2)	13,576	—	—	—	—	—	—

Operating expenses	$65,811	$92,242	$128,427	$160,408	$58,182	$203,584	$261,766
Income from operations
Residential	$7,987	$9,104	$19,146	$32,364	$3,581	$38,927	$42,508
Outpatient	2,921	9,113	28,970	30,836	2,678	27,499	30,177
Youth	—	—	—	—	—	(936)	(936)
Corporate/other	(19,504)	(7,955)	(10,940)	(14,586)	(44,591)	(17,746)	(62,337)

(Loss) income from operations	$(8,596)	$10,262	$37,176	$48,614	$(38,332)	$47,744	$9,412
Other income (expense)(3)	582	(4)	—	2,232	55	89	144
Interest expense, net	(4,967)	(6,564)	(13,966)	(19,744)	(2,505)	(41,338)	(43,843)
Other financing costs(4)	—	(8,331)	—	(2,185)	(10,655)	—	(10,655)

Loss (income) from continuing operations before income taxes	$(12,981)	$(4,637)	$23,210	$28,917	$(51,437)	$6,495	$(44,942)
Income tax (benefit) expense	(1,439)	(3,081)	9,996	10,916	(12,444)	3,011	(9,433)
Minority interest in loss of a subsidiary	—	—	—	—	—	(38)	(38)

Net (loss) income from continuing operations	$(11,542)	$(1,556)	$13,214	$18,001	$(38,993)	$3,522	$(35,471)

	Predecessor					Successor
	Year Ended December 31,				One Month Ended January 31, 2006	Eleven Months Ended December 31, 2006
	2002	2003	2004	2005
	(Dollars in thousands)
Balance Sheet Data (at period end):
Working capital(5)	$15,710	$15,460	$12,493	$2,284		$(18,730)
Property and equipment, net	9,715	24,566	27,809	49,074		94,976
Cash and cash equivalents	5,363	7,121	10,563	5,077		4,206
Total assets	87,341	237,267	262,695	424,154		1,288,788
Total debt, including capital leases	43,799	127,494	123,343	259,931		626,528
Mandatorily redeemable stock	42,567	109,859	115,418	115,625		—
Shareholders’ (deficit) equity	(8,349)	(17,684)	(5,812)	11,985		437,174
Other Financial Data:
Cash paid for interest	$2,779	$7,861	$12,572	$18,101	$1,336	$29,118
Depreciation and amortization	1,101	2,209	3,699	3,850	361	10,193
Capital expenditures	849	2,408	7,329	11,480	411	14,189
Cash flows from operating activities	(424)	3,274	25,584	23,902	1,201	(4,486)
Cash flows from investing activities	(31,923)	(139,025)	(22,741)	(159,228)	(315)	(746,811)
Cash flows from financing activities	36,582	137,509	599	129,840	(5,540)	755,080

(1)	Corporate/other expense for the one month ended January 31, 2006 and the eleven months ended December 31, 2006 includes $43.7 million in acquisition related costs incurred in connection with the purchase of our Company by Bain Capital.
(2)	On the date of the merger with eGetgoing in August 2002, in accordance with provisions of SFAS, No. 141, Business Combinations, we determined that the merger with eGetgoing did not constitute an acquisition of a business. In addition, we determined that there were no identifiable intangible assets acquired. Accordingly, the excess of purchase price over the fair value of net tangible assets acquired in the amount of $13.6 million was written off to expense in accordance with SFAS, No. 142, Goodwill and Other Intangibles.
(3)	Other income (expense) for the year ended December 31, 2005 includes $0.6 million of gain recognized upon termination of our swap agreement in connection with the acquisition of Sierra Tucson and refinancing our debt in May 2005, $1.6 million of increase in fair value of our new swap on December 31, 2005 and $0.1 million of gain recognized on the fair value of our interest rate swap during the year ended December 31, 2006.
(4)	Represents the write-off of unamortized capitalized financing costs of $8.3 million in 2003, $2.2 million in the year ended December 31, 2005 and $7.2 million during the one month ended January 31, 2006, respectively, and $3.5 million during the one month ended January 31, 2006, related to the write-off of unamortized debt discount.
(5)	We define working capital as our current assets (including cash and cash equivalents) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Annual Report.

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

OVERVIEW

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our substance abuse and behavioral disorder treatment services through our residential and outpatient treatment programs, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division or Aspen Education Group. We have three reporting segments: residential treatment division, outpatient treatment division and youth treatment division. Our residential treatment division, which currently operates 28 inpatient and 18 outpatient facilities in 12 states, treats patients for addiction to alcohol and drugs and other behavioral health disorders. As of December 31, 2006, our residential treatment division treated approximately 1,400 patients per day. Our outpatient treatment division, which currently operates 59 outpatient treatment clinics in 18 states, provides services to individuals addicted to opiates, including heroin and prescription painkillers such as oxycodone. As of December 31, 2006, our outpatient treatment programs treated approximately 24,000 patients per day. Aspen Education Group currently operates 32 education facilities in 12 states and 1 facility in the United Kingdom and enrolled over 4,400 new students during the calendar year 2006. Activities classified as “Corporate/other” represent revenue and expenses associated with eGetgoing, an online internet startup, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

The Transactions

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC acquired CRC Health Group, Inc. in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by investment funds managed by Bain Capital Partners, LLC, merged with and into CRC Health Group, Inc. with CRC Health Group, Inc. remaining as the surviving corporation. In connection with the Transactions, certain members of our management elected to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation and eGetgoing, Inc. merged with and into CRC Health Group Inc. with CRC Health Group, Inc. continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and our Predecessor Company was renamed CRC Health Corporation. Total cash contributed was approximately $742.3 million (including acquisition and financing related fees and expenses of $28.5 million incurred by CRCA Merger Corporation). The proceeds were used to repay existing balances on a revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital Partners, LLC which was expensed in the eleven months ended December 31, 2006 Successor Company financial statements. In addition, as part of the Transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million per the merger agreement. We refer to our acquisition by investment funds managed by Bain Capital Partners, LLC, the related mergers and the related financings as the “Transactions.”

The aggregate purchase price of $722.9 million plus expenses of $28.5 million incurred by CRCA Merger Corporation was financed with the term loan portion of our new senior secured credit facility of $245.0 million, the issuance of senior subordinated notes of $197.0 million ($200.0 million aggregate principal amount, less $3.0 million of original issue discount), a borrowing under the revolving portion of our new senior secured credit facility of $4.3 million, cash equity investments by investment funds managed by Bain Capital Partners, LLC of $294.5 million, rollover equity investments by certain members of our management of $9.1 million and $1.5 million from cash generated by our operations.

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

As required by our senior secured credit agreement and retained in the amended and restated credit agreement, we entered into an interest rate swap agreement on February 28, 2006 to provide for interest protection for an initial notional amount of $115.0 million declining to $10.0 million at the end of the term. The effective date of the swap agreement was March 31, 2006 and the termination date is March 31, 2011. Under the interest rate swap, we receive an interest rate equal to the 3-month LIBOR rate. In exchange, we pay a fixed rate of 4.99% on the notional amount.

Basis of Presentation

As a result of the Transactions on February 6, 2006, a new basis of accounting has begun. However, for accounting purposes and to coincide with our normal financial account closing dates, we have utilized February 1, 2006 as the effective date of the Transactions. For the purpose of presenting a comparison of our 2006 operating results to 2005, we have presented the year ended December 31, 2006 as the mathematical addition of our operating results for January 2006 (“Predecessor Company”) to the operating results of the eleven months ended December 31, 2006 (“Successor Company”). This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

Acquisitions and Dispositions

2006 Acquisitions

In November 2006, we acquired all of the outstanding capital stock of Aspen Education Group for approximately $279.5 million in total purchase consideration, including acquisition related expenses of $1.3 million. We refer to this acquisition as the Aspen Acquisition. We believe Aspen Education Group is the largest for-profit provider of therapeutic educational programs to troubled youth. Aspen Education Group operates 32 facilities in 12 states and 1 facility in the U.K and its offerings include boarding schools, experiential outdoor education programs, weight loss residential high schools and summer weight loss camps. The Aspen Acquisition is intended to diversify our business into other service offerings and geographic regions. This acquisition will further enhance our overall self payor mix revenue and offers multiple revenue and cost synergies.

In 2006, in addition, to the Aspen Acquisition, we completed five other acquisitions for which we paid approximately $36.6 million in cash, including acquisition related expenses. These acquisitions are intended to expand our range of treatment programs into new geographic regions in the United States. In addition, they contribute to the continued building of a nationwide network of specialized behavioral care services.

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

2004 Acquisition and Disposition

In 2004, we completed one acquisition for approximately $16.6 million in cash, including acquisition related expenses. In addition, in 2004, we sold one nursing home for approximately $2.0 million and recorded a net loss of approximately $2.2 million in connection with this transaction; the nursing home was acquired in connection with our 2003 acquisitions.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when services are provided. During the year ended December 31, 2006, we generated 80.1% of our net revenue from non-governmental sources, including 60.8% from self payors and 19.3% from commercial payors, respectively. During the corresponding period in 2005, revenue from Sierra Tucson is only included following the date of acquisition on May 11, 2005. Sierra Tucson generates effectively all of its revenue from self payors. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

In 2006, our consolidated same-facility net revenue increased by 8.3% compared to the consolidated same-facility net revenue in 2005. “Same-facility” refers to the comparison of each facility owned during 2005 with the results for the comparable period in 2006.

Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization and acquisition related costs. Operating expenses for our residential, outpatient and youth treatment divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock option-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. The following describe the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

Revenue Recognition

Revenue in the residential treatment division and outpatient treatment division is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately eleven months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of accounts receivables from patients and students and third party billings and notes receivable from payors. We record bad debt expense monthly based on an analysis of age and collectibility of outstanding accounts receivable that reflects our historical experience. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third party payors and general industry conditions. If the financial condition of our payors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If, at December 31, 2006, we were to recognize an increase of 10% in the allowance for our doubtful accounts, our total current assets would decrease by $0.8 million, or 1.4%.

Evaluation of Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill and indefinite-lived intangible assets for impairment at least annually and whenever changes in events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Applying the provisions of SFAS No. 142, we perform two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our reportable segments. We determine the fair value of the reporting units based on the market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and no further testing is performed. SFAS 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach annually at the beginning of the fourth quarter. We recognize an impairment loss when the fair value of the indefinite-lived purchased intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, including revenue growth rates and operating margins. We base our fair value estimates on assumptions we believe are reasonable. However, if the actual results differ from our estimates we may be required to record impairment on goodwill and indefinite-lived purchased intangible assets. We did not record any impairment charges relating to the carrying value of goodwill or indefinite-lived purchased intangible assets during the years ended December 31, 2006, 2005 and 2004. Intangibles assets with finite lives are amortized on a straight-line basis over the estimated economic useful lives of the assets, ranging from one to twenty years. We review the intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2005, we recorded an impairment of $0.04 million in connection with the carrying value of finite lived intangible asset related to one of the acquisitions completed in 2003.

Income Taxes

As part of our process for preparing our consolidated financial statements, management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities which are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to purchase price.

Stock Options

We adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the prospective transition method on January 1, 2006 and therefore have not restated results for prior periods. During the eleven months ended December 31, 2006, we recorded stock option-based compensation expense of $3.5 million in accordance with SFAS 123(R). On February 6, 2006, after the consummation of the Transactions, our parent company, (CRC Health Group, Inc, the “Group”) adopted the 2006 Management Incentive Plan (the “Management Plan”) and the 2006 Executive Incentive Plan (the “Executive Plan”), collectively, the (“Plans”). The current period stock-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model for Management Plan grants and tranches 1 and 3 of Executive Plan grants. We used the Monte Carlo simulation approach to a binominal pricing model to determine fair value of tranche 2 of Executive Plan grants. The estimate of fair value of the granted awards is based upon certain assumptions including probability of achievement of market conditions for grants under the Executive Plan, stock price volatility, risk-free interest rate, dividend yield, expected life in years and forfeiture rate.

We made the following assumptions in our use of the above models:

•

Expected volatility of 56.5% was utilized for the units granted during the year ended December 31, 2006 and was based on historical volatility of comparable public companies for periods corresponding to effective lives for the plans.

•

We utilized the risk-free rate of 4.76% in our models for the units granted during the year ended December 31, 2006. The risk-free rate is based on a yield of a constant maturity U.S. Treasury security with a term equal to the expected term of the options.

•	No dividends would be paid over the option term.

•

For the Management Plan and tranches 1 and 3 of the Executive Plan, we used an expected vesting term of five years as of December 31, 2006; and for tranche 2 of the Executive Plan, we used an expected vesting term of 5.85 years, which is the derived service period based on the Monte Carlo simulation for the units granted during the year ended December 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS 159 on January 1, 2008. We are currently evaluating the effect of the adoption of SFAS 159 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006, the adoption of the provisions of SAB 108 had no impact on our consolidated financial statements as of December 31, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute; however SFAS 157 does not apply to SFAS 123(R). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 on January 1, 2008. We are currently evaluating the effect of the adoption of SFAS 157 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and we are currently evaluating the impact of the adoption of FIN 48 and have not completed our evaluation; therefore, we cannot estimate the effect of the adoption of FIN 48 will have on our financial statements.

RESULTS OF OPERATIONS

The following table illustrates our results of operations by segment for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Years Ended December 31,
	2006	%	2005	%	2004	%
Net revenue:
Residential treatment	$163,893	60.4%	$124,858	59.7%	$86,551	52.3%
Outpatient treatment	91,529	33.8%	83,847	40.1%	78,925	47.7%
Youth treatment	15,200	5.6%	—	—	—	—
Corporate / other	556	0.2%	317	0.2%	127	0.0%

Net revenue	271,178	100.0%	209,022	100.0%	165,603	100.0%
Operating expenses:
Residential treatment	121,385	44.8%	92,494	44.2%	67,405	40.7%
Outpatient treatment	61,352	22.6%	53,011	25.4%	49,955	30.2%
Youth treatment	16,136	5.9%	—	—	—	—
Corporate / other	62,893	23.2%	14,903	7.1%	11,067	6.7%

Total operating expenses	261,766	96.5%	160,408	76.7%	128,427	77.6%
Income (loss) from operations:
Residential treatment	42,508	15.6%	32,364	15.5%	19,146	11.6%
Outpatient treatment	30,177	11.2%	30,836	14.7%	28,970	17.5%
Youth treatment	(936)	-0.3%	—	—	—	—
Corporate / other	(62,337)	-23.0%	(14,586)	-6.9%	(10,940)	-6.7%

Income (loss) from operations	9,412	3.5%	48,614	23.3%	37,176	22.4%
Interest expense, net	(43,843)		(19,744)		(13,966)
Other financing costs	(10,655)		(2,185)		—
Other income	144		2,232		—

(Loss) income from continuing operations before income taxes	(44,942)		28,917		23,210
Income tax (benefit) expense	(9,433)		10,916		9,996
Minority interest in loss of a subsidiary	(38)		—		—

Net (loss) income from continuing operations	$(35,471)		$18,001		$13,214

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated net revenue increased $62.2 million, or 29.7%, to $271.2 million in 2006 from $209.0 million in 2005. The increase in consolidated net revenue of $62.2 million was primarily attributable to an increase of $39.0 million, or 31.3%, in residential treatment net revenue, and, to a lesser extent, an increase of $7.7 million, or 9.2%, in outpatient treatment net revenue. The youth treatment division contributed $15.2 million to net revenue in 2006. The growth in residential treatment net revenue was mainly attributable to the $14.5 million increase in revenue generated by Sierra Tucson and $11.6 million increase resulting from the 2005 and 2006 acquisitions other than Sierra Tucson, including unearned revenue adjustments that were not included in 2005. In addition, residential treatment revenue growth was partly attributable to a $12.6 million, or 10.3%, increase in same-facility net revenue due to a 6.7% increase in patient census and a 3.4% increase in revenue per patient day. Outpatient treatment same-facility net revenue increased $4.3 million or 5.2%. This increase was primarily attributable to an increase in the number of patients receiving treatment at our outpatient treatment clinics. On a same-facility basis, outpatient treatment clinic census increased 4.3% from an average daily census of 20,515 in 2005 to an average daily census of 21,407 in 2006. The youth treatment revenue is due to strong performance in the residential and outdoor treatment programs within our youth treatment division.

Consolidated operating expenses increased $101.4 million, or 63.2%, to $261.8 million in 2006 from $160.4 million in 2005. Of the $101.4 million increase, $6.7 million was attributable to an increase in depreciation and amortization of intangibles expense in 2006 resulting from an increase in the fair value of our assets recorded in connection with the Transactions, and, to a lesser extent, from the Aspen Acquisition. In addition, the increase was attributable to an increase of $24.1 million, or 26.6%, in residential treatment operating expenses and an increase of $6.1 million, or 12.9%, in outpatient treatment operating expenses before divisional administration expenses. The youth treatment total operating expenses in 2006 were $16.1 million and are attributable mainly to salaries and wages and other general operating expenses. Divisional administration expenses increased $4.8 million, or 257.5%, in our residential treatment division and increased $2.3 million, or 38.2%, in our outpatient treatment division. The increase of $24.1 million in residential treatment operating expenses was primarily attributable to a $17.8 million increase in expenses resulting from the 2005 and 2006 acquisitions and a $5.8 million, or 6.5%, same-facility increase in operating expenses. The increase in outpatient treatment operating expenses was attributable to same-facility growth ($3.4 million, or a 7.7% increase), a $1.2 million increase in expenses resulting from the 2006 acquisitions and to operating expenses of start-up facilities ($1.8 million, or a 65.3% increase). Corporate/other expenses increased $48.0 million, or 322.0%. Expressed as a percentage of consolidated net revenue, corporate/other expenses increased to 23.2% in 2006 compared to 7.1% in 2005. The increase in corporate/other expenses was primarily attributable to one-time expenses of $43.7 million related to the Transactions and a non-cash charge of $3.5 million relating to stock option-based employee compensation expense (not recognized in 2005).

Our consolidated operating margins declined to 3.5% in 2006 from 23.3% in 2005, due primarily to one-time expenses of $43.7 million related to the Transactions, a $6.7 million increase in depreciation and amortization of intangibles expense in 2006 resulting primarily from an increase in the fair value of our assets recorded in connection with the Transactions and Aspen Acquisition and a non-cash charge of $3.5 million relating to stock option-based employee compensation expense. Our residential treatment same-facility income from operations before divisional administrative expenses increased $6.8 million, or 20.4%, in 2006 compared to 2005. Our outpatient treatment same-facility income from operations before divisional administrative expenses increased $0.9 million, or 2.3%, in 2006 compared to 2005.

Consolidated net income (loss) decreased by $53.5 million in 2006 compared to 2005. In addition, to the factors described above regarding the decline of the operating margin in 2006, the net loss in 2006 was primarily attributable to the increase in interest expense and other financing costs of $32.6 million, or 148.5%, to $54.5 million in 2006 from $21.9 million in 2005. This increase in interest expense and other financing costs was attributable to the issuance of new senior and subordinated debt related to the Transactions and Aspen Acquisition and to the write-off of debt discount and unamortized capitalized financing costs in the amount of $10.6 million from prior senior and subordinated debt that was refinanced as part of the Transactions. Other income decreased by $2.1 million in 2006 due primarily to gains of $1.6 million recognized on the fair value of our interest rate swap and $0.6 million resulting from the termination of the interest rate swap in 2005. Income tax expense (benefit) change of $20.3 million resulted in a benefit of $9.4 million in 2006 from a $10.9 million expense in 2005 due to the loss incurred in 2006 due primarily to one-time expenses of $43.7 million related to the Transactions. The effective tax rate was 20.9% in 2006 compared to 37.8% in 2005. The effective tax rate reduction relates primarily to the deduction of one-time costs in January 2006. Such one-time deductions include: payments for stock options and management bonuses, and write-offs of debt discount and capitalized financing costs.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated net revenue increased $43.4 million, or 26.2%, to $209.0 million in 2005 from $165.6 million in 2004. This increase was attributable to increases of $38.3 million, or 44.3%, in residential treatment net revenue, and $4.9 million, or 6.2%, in outpatient treatment net revenue. The growth in residential treatment net revenue was in part attributable to a $10.5 million, or 12.2%, increase in same facility net revenue and in part to the $21.9 million of net revenue generated by Sierra Tucson, which we acquired in May 2005 and $3.6 million net revenue generated by other acquisition in 2004, respectively. Our same facility residential growth was driven in part by a 9.1% increase in patient census and a 2.9% increase in revenue per patient day. Outpatient treatment same facility net revenue increased by 4.4%. This increase was primarily attributable to an increase in the number of patients receiving treatment at our outpatient treatment clinics. On a same facility basis, outpatient treatment clinic census increased by 3.7% from average daily census of 19,646 in 2004 to average daily census of 20,374 in 2005.

Consolidated operating expenses increased $31.9 million, or 24.9%, to $160.4 million in 2005 from $128.4 million in 2004. This increase was attributable to an increase of $24.6 million, or 37.3%, in residential treatment operating expenses and an increase of $3.5 million, or 8.0%, in outpatient treatment operating expenses before divisional administration expenses. Division administration expenses increased by $0.5 million, or 32.2%, in our residential treatment division and declined by $0.4 million, or 6.4%, in our outpatient treatment division. Corporate/other expenses increased by $3.8 million, or 34.7%, comprising a $4.8 million increase in corporate expenses and a $1.1 million decrease in eGetgoing operating expenses. The increase in residential treatment operating expenses was in part attributable to a $8.1 million, or 12.4%, same facility increase in operating expenses. Sierra Tucson, acquired in May 2005, contributed $12.6 million to residential treatment division operating expenses. The increase in outpatient treatment operating expenses was attributable to same facility growth ($1.7 million or 4.1% increase) and to operating expenses of start-up facilities ($1.8 million or 186.5% increase). Expressed as a percentage of consolidated net revenue, corporate/other expenses increased to 7.1% in 2005 compared to 6.7% in 2004. The increase in corporate/other expenses was primarily attributable to increased corporate management headcount, infrastructure costs and professional fees associated with the growth of our operations and costs associated with a contemplated initial public offering.

Our consolidated operating margins improved to 23.3% in 2005 from 22.4% in 2004, due primarily to improved profitability on a same facility basis in our residential treatment and outpatient treatment divisions, the impact of higher operating margins, relative to the company average, at Sierra Tucson which was acquired in May 2005, and partially offset by an increase in corporate/other operating expenses. Residential treatment same facility growth in income from operations before divisional administrative expenses was 11.6% in 2005 compared to 2004. Our outpatient treatment same facility income from operations before divisional administrative expenses increased 4.7% in 2005 compared to 2004.

Consolidated net income from continuing operations increased 36.2% in 2005 compared to 2004, primarily due to the above factors. Interest expense and other financing costs increased $8.0 million, or 57.5%, to $22.0 million in 2005 from $14.0 million in 2004. This increase is attributable to the placement of new senior debt related to the Sierra Tucson acquisition and to the write-off of capitalized financing costs in the amount of $2.2 million from prior senior debt that was refinanced as part of the Sierra Tucson acquisition. Other income of $2.2 million in the twelve months ended December 31, 2005 related to gains on interest rate swaps put in place as part of the senior debt agreements. Income tax expense increased $0.9 million, or 9.2%, to $10.9 million in 2005 from $10.0 million in 2004 due to higher income before income taxes. However, the effective tax rate declined from 43.1% for 2004 to 37.8% for 2005. This reduction relates to three factors: a change in the overall state tax rate due to the mix of state income, a research and development credit difference between the tax returns and the provision for 2004 and miscellaneous state tax payments in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for operating activities are payments from self pay patients, students, commercial payors and government programs for treatment services. We receive most of our cash from self payors in advance or upon completion of treatment. Cash revenue from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $18.7 million at December 31, 2006, compared to working capital of $2.3 million at December 31, 2005. The decrease in working capital from December 31, 2005 to December 31, 2006 was primarily attributable to an increase in deferred revenue of $12.6 million, an increase in accrued interest of $8.9 million related to additional long-term debt incurred to finance the Bain Merger and the Aspen Acquisition in 2006, other net changes of $1.9 million reducing working capital largely in connection with the Aspen Acquisition and an accrued liability related to earn-out obligations of $5.2 million resulting from historic acquisitions of Aspen Education Group. In addition, a net increase in income tax receivable of $9.9 million (an increase in income tax receivable of $6.5 million and a decrease in income tax payable of $3.4 million) partially offset the decrease in working capital. The increase in income tax receivable resulted primarily from a pre-tax book loss in the eleven months ended December 31, 2006 due to charges to the Predecessor Company statement of operations in January 2006 in connection with the Transactions. Such charges included: write-offs of discount on debt and capitalized financing costs, accrual for payment of stock options and management bonuses and accrual for payment of sellers’ fees.

Sources and Uses of Cash

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(3,285)	$23,902	$25,584
Net cash used in investing activities	(747,126)	(159,228)	(22,741)
Net cash provided by financing activities	749,540	129,840	599

Net (decrease) increase in cash	$(871)	$(5,486)	$3,442

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Cash used in operating activities was $3.3 million in the year ended December 31, 2006, compared to cash provided by operating activities of $23.9 million in the year ended December 31, 2005. The $27.2 million decrease in cash flows from operating activities was primarily due to the net loss in the January 2006 statement of operations of the Predecessor Company resulting from one-time acquisition related expenses incurred in connection with the Transactions and higher working capital needs in the eleven months ended December 31, 2006 compared to the same period in 2005.

Cash used in investing activities was $747.1 million in the year ended December 31, 2006, compared to $159.2 million in the year ended December 31, 2005. The increase in the cash used for investing activities during the year ended December 31, 2006 was due to the payment of the purchase price to former shareholders in connection with the Transactions of $429.2 million and increase of $156.3 million in cash paid for acquisitions.

Cash provided by financing activities was $749.5 million in the year ended December 31, 2006, compared to $129.8 million in the year ended December 31, 2005. The increase of $619.7 million was due primarily to an equity contribution of $330.7 million from investment funds managed by Bain Capital Partners, LLC in connection with the Bain Merger and Aspen Acquisition, and an equity contribution of $99.5 million from the Group resulting from proceeds net of financing costs of a PIK loan in connection with the Aspen Acquisition. In addition, the net increase in net issuances of long-term debt of $354.8 million in the year ended December 31, 2006 compared to $136.1 million in the year ended December 31, 2005 contributed to the overall increase.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Cash provided by operating activities was $23.9 million in 2005, compared to $25.6 million in 2004. The decrease in cash flows from operating activities was primarily due to increased working capital needs partially offset by higher net income from continuing operations.

Cash used in investing activities was $159.2 million in 2005, compared to $22.7 million in 2004. Cash used in investing activities for 2005 increased due primarily to the acquisition of Sierra Tucson and other acquisitions in 2005.

Cash provided by financing activities was $129.8 million in 2005, compared to cash provided by financing activities of $0.6 million in 2004. The higher net cash provided by financing activities in 2004 compared to the comparable period in 2005 was attributable to a debt financing in connection with the acquisition of Sierra Tucson in May 2005. In connection with the Sierra Tucson acquisition, we borrowed $205 million under a term loan expiring on May 11, 2011. A previously outstanding amount of $76.4 million under the credit agreement executed December 19, 2003 was repaid.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our new senior secured credit facility and existing cash and cash equivalents. As of December 31, 2006, our amended and restated senior secured credit facility is comprised of a $418.2 million senior secured term loan facility and a $100.0 million revolving credit facility, of which $3.6 million was issued and outstanding. In addition, the revolving credit facility had approximately $3.9 million of letters of credit issued and outstanding. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes. Based on past performance and current expectations, we believe that cash generated by current operations, the remaining funds available under the revolving portion of our new amended and restated senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months.

In addition, we may expand existing residential, outpatient and youth treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional residential treatment facilities, outpatient treatment clinics and youth treatment facilities. We expect to spend approximately $5.0 to $8.0 million for maintenance related expenditures and an additional $20.0 to $30.0 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of December 31, 2006, we are in compliance with all such covenants.

Funding Commitments

In connection with an acquisition closed in October 2005, we are obligated to make certain payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year if the entity meets certain performance milestones in the first and second year after closing. In the third quarter of 2006, the entity met the first year performance milestones and as a result we made a payment of $1.8 million in the fourth quarter of 2006. As of March 30, 2007, we have not incurred a liability associated with the second year performance milestones.

In connection with the historic acquisitions of Aspen, we are obligated to make certain earn out payments in the amount of up to $6.0 million if the acquisitions meet performance milestones as specified in the agreements. As of March 30, 2007, we have incurred a liability of $1.2 million associated with such earn out obligations and expect to make the payment in the second quarter of 2007.

Off Balance Sheet Obligations

As of December 31, 2006, we do not have any off-balance sheet obligations.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2006 (dollars in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Term loans, including interest(i)	$623.7	$37.5	$75.1	$73.7	$437.4
Senior subordinated notes, including interest(ii)	404.3	21.5	43.0	43.0	296.8
Seller notes, including interest	8.0	3.2	4.5	0.3	—
Capital leases, including interest	279.0	243.0	25.0	11.0	—
Operating leases	89.8	15.2	23.6	14.3	36.7
Consulting agreements	4.0	1.5	1.7	0.6	0.2

Total obligations	$1,408.8	$321.9	$172.9	$142.9	$771.1

(i)	Interest rate is calculated using three month LIBOR at February 28, 2007, most recent practicable date, plus 2.50%, which equals 8.15%.
(ii)	Stated interest rate of 10.75% per the indenture.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our amended and restated senior secured credit facility. As of December 31, 2006 we have $418.2 million in term loans outstanding, bearing interest at variable rates. A hypothetical quarter point increase or decrease in market interest rates compared to the interest rates at December 31, 2006 would result in a $1.0 million change in annual interest expense on our term loans. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million, which bears interest at variable rates. Assuming the revolver is fully drawn, each quarter point change in interest rates compared to the interest rates at December 31, 2006 would result in a $0.3 million change in annual interest expense on our revolving credit facility. In conjunction with our term loans, we entered into an interest rate swap agreement on February 28, 2006 in the amount of $115.0 million as provided under our credit agreement and retained in our amended and restated credit agreement to exchange floating for fixed interest rate payments to reduce interest rate volatility. The effective date of the agreement was March 31, 2006 and has a maturity date of March 31, 2011.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 31, 2006 (Successor) and December 31, 2005 (Predecessor)	43

Consolidated Statements of Operations for the eleven months ended December 31, 2006 (Successor), the one month ended January 31, 2006 (Predecessor) and the years ended December 31, 2005 and 2004 (Predecessor)	44

Consolidated Statements of Mandatorily Redeemable Stock and Stockholder’s Equity for the eleven months ended December 31, 2006 (Successor), the one month ended January 31, 2006 (Predecessor) and the years ended December 31, 2005 and 2004 (Predecessor)	45

Consolidated Statements of Cash Flows for the eleven months ended December 31, 2006 (Successor), the one month ended January 31, 2006 (Predecessor) and the years ended December 31, 2005 and 2004 (Predecessor)	47

Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CRC Health Corporation:

We have audited the accompanying consolidated balance sheets of CRC Health Corporation (formerly known as CRC Health Group, Inc.) and subsidiaries, (the “Company”), (a wholly owned subsidiary of CRC Health Group, Inc.) as of December 31, 2006 (Successor) and 2005 (Predecessor), and the related consolidated statements of operations, mandatorily redeemable stock and stockholders’ equity (deficit), and cash flows for the eleven-month period ended December 31, 2006 (Successor), one-month period ended January 31, 2006 (Predecessor) and years ended December 31, 2005 and 2004 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRC Health Corporation and subsidiaries as of December 31, 2006 (Successor) and 2005 (Predecessor), and the results of their operations and their cash flows for the eleven-month period ended December 31, 2006 (Successor), one-month period ended January 31, 2006 (Predecessor) and years ended December 31, 2005 and 2004 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

March 29, 2007

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 (SUCCESSOR) AND DECEMBER 31, 2005 (PREDECESSOR)

(In thousands, except share amounts)

	December 31, 2006	December 31, 2005
	(Successor)	(Predecessor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,206	$5,077
Accounts receivable, net of allowance for doubtful accounts of $8,235 in 2006 and $4,459 in 2005	33,805	23,418
Prepaid expenses	7,675	4,510
Other current assets	2,261	2,832
Income taxes receivable	6,496	—
Deferred income taxes	7,052	4,264

Total current assets	61,495	40,101
PROPERTY AND EQUIPMENT—Net	94,976	49,074
GOODWILL	702,425	265,977
INTANGIBLE ASSETS—Net	400,714	60,008
OTHER ASSETS	29,178	8,994

TOTAL ASSETS	$1,288,788	$424,154

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,714	$5,348
Accrued liabilities	34,827	14,400
Income taxes payable	—	3,384
Current portion of long-term debt	10,743	11,550
Other current liabilities	27,941	3,135

Total current liabilities	80,225	37,817

LONG-TERM DEBT—Less current portion	615,785	248,381
OTHER LONG-TERM LIABILITIES	5,526	469
DEFERRED INCOME TAXES	149,827	9,877

Total liabilities	851,363	296,544

COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	251	—
MANDATORILY REDEEMABLE STOCK—Predecessor Company—324,731,796 shares authorized; 262,399,056 shares issued and outstanding at December 31, 2005	—	115,625

STOCKHOLDER’S EQUITY:
Predecessor Company—Series A common stock, $0.000001 par value—378,090,843 shares authorized; 8,652,429 shares issued and outstanding at December 31, 2005
Successor Company—Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2006
Additional paid-in capital	433,652	215
Retained earnings	3,522	11,770

Total stockholder’s equity	437,174	11,985

TOTAL LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY	$1,288,788	$424,154

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR),

THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (PREDECESSOR)

(In thousands)

	Successor	Predecessor
	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
NET REVENUE:
Net client service revenue	$246,880	$19,360	$205,833	$163,705
Other revenue	4,448	490	3,189	1,898

Net revenue	251,328	19,850	209,022	165,603

OPERATING EXPENSES:
Salaries and benefits	118,954	9,265	96,241	77,898
Supplies, facilities and other operating costs	69,331	4,561	55,640	43,996
Provision for doubtful accounts	5,106	285	3,041	2,834
Depreciation and amortization	10,193	361	3,850	3,699
Acquisition related costs	—	43,710	1,636	—

Total operating expenses	203,584	58,182	160,408	128,427

INCOME (LOSS) FROM OPERATIONS	47,744	(38,332)	48,614	37,176
INTEREST EXPENSE, NET	(41,338)	(2,505)	(19,744)	(13,966)
OTHER FINANCING COSTS	—	(10,655)	(2,185)	—
OTHER INCOME	89	55	2,232	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,495	(51,437)	28,917	23,210
INCOME TAX EXPENSE (BENEFIT)	3,011	(12,444)	10,916	9,996
MINORITY INTEREST IN LOSS OF A SUBSIDIARY	(38)	—	—	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,522	(38,993)	18,001	13,214
DISCONTINUED OPERATIONS (Note 4)
Loss from discontinued operations before income taxes, including loss on disposal of $2,241	—	—	—	(2,015)
Income tax benefit	—	—	—	(257)

Net loss from discontinued operations	—	—	—	(1,758)

NET INCOME (LOSS)	$3,522	$(38,993)	$18,001	$11,456

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY

FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR), THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (PREDECESSOR)

(In thousands, except per share and share amounts)

	Redeemable Convertible Preferred and A-1 Common Stock		Series A Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2003	224,725,865	$109,859	7,949,862	$—	$117	$(114)	$—	$(17,687)	$(17,684)
Issuance of Series C preferred stock for cash at $0.46 per share in February 2004, net of issuance costs of $349	12,843,113	5,559
Exchange of Series A preferred stock to Series A-2 preferred stock in February 2004	(17,846,634)
Issuance of Series A-2 preferred stock upon the exchange of Series A preferred stock	42,676,712
Exercise of options in 2004			97,775		12				12
Amortization of stock-based compensation						114			114
Comprehensive income:
Net income								11,456	11,456
Fair value of interest rate swap (net of tax of $193)							290		290

Comprehensive income									11,746

BALANCE—December 31, 2004	262,399,056	115,418	8,047,637		129		290	(6,231)	(5,812)
Warrants issued in conjunction with the issuance of Series C preferred stock		207
Exercise of options in 2005			604,792		86				86
Comprehensive income:
Net income								18,001	18,001
Cancellation of interest rate swap (net of tax of $193)							(290)		(290)

Comprehensive income									17,711

BALANCE—December 31, 2005	262,399,056	$115,625	8,652,429	$—	$215	$—	$—	$11,770	$11,985

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY—(Continued)

FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR), THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (PREDECESSOR)

(In thousands, except per share and share amounts)

	Redeemable Convertible Preferred and A-1 Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2005 (Predecessor)	262,399,056	$115,625	8,652,429	$—	$215	$11,770	$11,985
Exercise of options			72,968		7		7
Net loss for the one month ended January 31, 2006						(38,993)	(38,993)

BALANCE—January 31, 2006 (Predecessor)	262,399,056	115,625	8,725,397		222	(27,223)	(27,001)
Merger with CRCA Merger Corporation:
Repurchase and retirement of CRC Health Group, Inc. preferred and common stock and Series A common stock	(262,399,056)	(115,625)	(8,725,397)		(222)	27,223	27,001
Issuance of CRC Health Corporation common stock			1,000		294,475		294,475
Capital contributed by parent					135,711		135,711
Stock based compensation					3,466		3,466
Net income for the eleven months ended December 31, 2006						3,522	3,522

BALANCE—December 31, 2006 (Successor)	—	$—	1,000	$—	$433,652	$3,522	$437,174

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR),

THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (PREDECESSOR)

(In thousands)

	Successor	Predecessor
	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,522	$(38,993)	$18,001	$11,456
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on disposal of discontinued operations	—	—	—	2,241
Depreciation and amortization	10,193	361	3,850	3,867
Write-off of debt discount and capitalized financing costs	—	10,655	2,185	—
Write off of intangible assets	—	—	41	—
Non-cash forgiveness of note receivable from CEO	—	—	205	210
Amortization of debt discount and capitalized financing costs	2,906	162	1,653	1,506
(Gain) loss on interest rate swap agreement	(109)	(55)	(1,643)	—
(Gain) loss on disposition of property	(41)	(1)	103	11
Provision for doubtful accounts	5,106	285	3,041	2,948
Stock-based compensation	3,469	17,666	—	114
Deferred income taxes	(85)	—	1,933	1,817
Minority interest	(38)	—	—	—
Changes in assets and liabilities:
Accounts receivable	(9,216)	(1,271)	(5,866)	(3,804)
Income taxes receivable	2,931	(9,041)	—	—
Prepaid expenses	(2,069)	317	706	(1,470)
Other current assets	3,500	40	(2,688)	(90)
Accounts payable	(838)	(2,997)	1,538	446
Accrued liabilities	(29,543)	25,641	2,631	1,019
Other current liabilities	2,741	485	1,395	1,393
Income taxes payable	—	(3,384)	(2,133)	4,473
Deferred revenue	3,356	—	—	—
Other long-term assets	(534)	1,302	(722)	(372)
Other long-term liabilities	263	29	(328)	(181)

Net cash (used in) provided by operating activities	(4,486)	1,201	23,902	25,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(12,786)	(316)	(10,708)	(7,329)
Proceeds from sale of property and equipment	41	1	—	—
Acquisition of businesses, net of cash acquired	(304,861)	—	(148,520)	(16,890)
Prior period acquisition adjustments	(14)	—	—	—
Payment of purchase price to former shareholders	(429,191)	—	—	—
Proceeds from sale of discontinued operations	—	—	—	1,478

Net cash used in investing activities	(746,811)	(315)	(159,228)	(22,741)

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR),

THE ONE MONTH ENDED JANUARY 31, 2006 (PREDCESSOR) AND THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (PREDECESSOR)

	Successor	Predecessor
	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	294,475	—	—	—
Capital contributed by parent	135,711	—	—	—
Proceeds from issuance of Series C convertible preferred stock-net	—	—		5,559
Payment of transaction related costs	(5,354)	—	—	—
Stock options exercised	—	7	86	12
Debt financing costs	(29,527)	(547)	(6,267)	—
Repayments of capital lease obligations	(43)	—	(78)	(84)
Repayments of promissory notes	—	—	(2,007)	(258)
Net (repayments) borrowings under revolving line of credit	(900)	(5,000)	9,500	—
Proceeds from issuances of long-term debt	617,522	—	205,000	—
Repayment of long-term debt	(256,804)	—	(76,394)	(4,630)

Net cash provided by (used in) financing activities	755,080	(5,540)	129,840	599

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,783	(4,654)	(5,486)	3,442
CASH AND CASH EQUIVALENTS—Beginning of period	423	5,077	10,563	7,121

CASH AND CASH EQUIVALENTS—End of period	$4,206	$423	$5,077	$10,563

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Note receivable from the sale of discontinued operations	$—	$—	$—	$250
Payable in conjunction with the addition of property and equipment	$1,403	$95	$772	$—
Payable in conjunction with acquisition contingent consideration	$268	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$29,118	$1,336	$18,101	$12,572

Cash paid for income taxes, net of refunds	$593	$—	$10,945	$5,025

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

CRC Health Group, Inc. (“Health Group”) was incorporated as a Delaware corporation on January 31, 2002 for the purpose of holding all of the securities of CRC Health Corporation (the “Predecessor Company”) and eGetgoing, Inc. (“eGetgoing”), each a Delaware corporation that primarily provides chemical dependency treatment services.

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) acquired Health Group for approximately $723 million (see Note 3). This transaction (the “Bain Merger”) was structured as a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. Immediately after the merger, CRC Health Corporation and eGetgoing merged with and into Health Group with Health Group as the surviving entity. CRCA Holdings Inc. was renamed to CRC Health Group, Inc. and Health Group was renamed CRC Health Corporation (the “Company”). As a result, the Company is a wholly owned subsidiary of CRC Health Group, Inc referred to as (the “Group”) or (the “Parent”).

The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and behavioral disorder treatment services through residential and outpatient treatment facilities, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division. As of December 31, 2006, we operated 105 residential and outpatient treatment facilities in 23 states and treated approximately 24,000 patients per day. As of December 31, 2006, our youth treatment division operated programs at 32 facilities in 12 states and 1in the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The date of the Bain Merger was February 6, 2006 but for accounting purposes and to coincide with its normal financial closing, the Company has utilized February 1, 2006 as the effective date. As a result, the Company has reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company and for all periods from and subsequent to February 1, 2006 as those of the Successor Company due to the resulting change in the basis of accounting.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for annual financial information. The Company’s consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries, and, for the periods through January 31, 2006, CRC Health Group, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications—Certain reclassifications have been made to prior period amounts in order to conform to the current period presentation. The Company modified the presentation of operating expense line items in the consolidated statements of operations to combine the previously labeled “Insurance” with “Supplies, facilities and other operating costs.” In addition, the following immaterial reclassifications have been made to amounts as previously reported in the Successor Company’s consolidated statement of operations for the eleven months ended December 31, 2006 and the Predecessor Company’s consolidated statement of operations for the one month ended January 31, 2006 and for the years ended December 31, 2005 and 2004.

In the year ended December 31, 2005 consolidated statement of operations the reclassifications were (i) a loss on the sale of fixed assets of $0.1 million from “Other income (expense) “ into “Supplies, facilities and other operating costs” and (ii) interest income of $0.07 million from “Other income (expense) into “Interest expense, net”.

In the year ended December 31, 2004 consolidated statement of operations stock option-based compensation expense of approximately $0.1 million was reclassified from “Supplies, facilities and other operating costs” into “Salaries and benefits”.

These reclassifications do not impact the Company’s previously reported consolidated net revenue, net income or total assets for the periods presented.

Use of Estimates—Preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents—Cash includes amounts in demand accounts. At December 31, 2006 and 2005 all cash was on deposit with financial institutions. Cash equivalents are short-term investments with original maturities of three months or less. Interest income was approximately $0.1 million for the eleven months ended December 31, 2006, $0.0 million in the one month ended January 31, 2006, $0.07 million for the year ended December 31, 2005 and $0.0 million for the year ended December 31, 2004.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years, except for buildings, which are depreciated over thirty years. Leasehold improvements and assets held under capital leases are amortized using the straight-line method over the life of the lease, or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are charged to operations as incurred.

Capitalized Financing Costs—Costs related to obtaining financing and long-term debt are capitalized and amortized using the effective interest method commencing in 2005. Prior to 2005, the Company amortized such costs on a straight-line basis over the life of the applicable debt. Management does not believe that the difference between the effective interest and the straight-line method had a material impact. As of December 31, 2006 and 2005, other long-term assets includes capitalized financing costs of $29.5 million and $8.9 million, respectively. Amortization expense for the eleven months ended December 31, 2006, one month ended January 31, 2006 and the years ended December 31, 2005 and 2004 was $2.6 million, $0.1 million, $1.0 million and $0.8 million, respectively.

Other Financing Costs—Other financing costs written off in the one month ended January 31, 2006 and the year ended December 31, 2005 include charges associated with the early extinguishment of borrowings, including amounts paid for prepayment premiums and additional interest, capitalized financing costs and debt discounts associated with the retired debt.

Goodwill—Goodwill arising from business combinations is capitalized. Goodwill is not amortized but is subject to an impairment test at least annually. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) prohibits the amortization of goodwill and purchased intangible assets with indefinite lives. The Company reviews goodwill annually at the beginning of its fourth quarter and whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable in accordance with SFAS 142. For goodwill, the Company performs a two step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determined the fair value of the reporting unit based on the market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value. The Company records an impairment loss equal to the difference. No impairment to the carrying value of goodwill was identified by the Company during the eleven months ended December 31, 2006, one month ended January 31, 2006 and the years ended December 31, 2005 or 2004.

Intangible Assets—Identifiable intangible assets, which include the value assigned to certificates of need, regulatory licenses, a covenant not to compete, trademarks and trade names, registration rights, core developed technology, referral network, accreditations, curriculum, student contracts and to certain third-party reimbursement contracts, obtained by the Company through acquisitions, are reported separately from goodwill. Intangible assets determined to have an indefinite useful life, which include the value assigned to the certificates of need, regulatory licenses and trademarks and trade names, are not being amortized by the Company in accordance with SFAS 142. SFAS 142 requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using an income approach annually at the beginning of its fourth fiscal quarter. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible asset is less than the carrying value. No impairment to the carrying value of indefinite-lived intangible assets was identified by the Company during the eleven months ended December 31, 2006, one month ended January 31, 2006 and the years ended December 31, 2005 or 2004. Intangibles assets with finite lives are amortized on a straight-line basis over the estimated economic useful lives of the assets, ranging from one to twenty years (see Note 7). The Company reviews the intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2005, the Company recorded an impairment of $0.04 million in connection with the carrying value of finite lived intangible asset related to one of the acquisitions completed in 2003.

Income Taxes—The Company accounts for income taxes under an asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using tax rates in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition—Revenue in the residential treatment division and outpatient treatment division is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by the Company’s youth division consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately eleven months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. The Company, from time to time, may provide charity care to a limited number of clients. The Company does not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

Advertising Costs—Advertising costs, included in supplies and facilities cost, are expensed as incurred. Advertising costs for the eleven months ended December 31, 2006, one month ended January 31, 2006 and for the years ended December 31, 2005 and 2004 were $1.3 million, $0.07million, $0.8 million and $0.7 million, respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America. At times, deposits in these institutions may exceed federally insured limits. The Company’s accounts receivable are primarily derived from methadone treatment, detoxification, psychological evaluations, counseling, education and other related rehabilitation services provided to clients. As of December 31, 2006 and 2005, approximately 37.7% and 40.0% of gross accounts receivable and approximately 19.9% for the eleven months ended December 31, 2006 and 26.0% for the one month ended January 31, 2006 and for the year ended December 31, 2005 of net client service revenue, respectively, was derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectibility of accounts receivable.

Fair Value of Financial Instruments—The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based upon the borrowing rates currently available to the Company for loans with similar terms and the anticipated payment of our term loans per the amended and restated credit agreement (see Note 9) the carrying value of the term loans approximates fair value. At December 31, 2006, the carrying value and fair value of the senior subordinated notes was $197.3 million, net of discount of $2.7 million and $215.0 million, respectively.

Interest Rate Swaps—Interest rate swaps are used principally in the management of the Company’s interest rate exposures and are recorded on the balance sheet at fair value. The fair value of the interest rate swap is estimated based upon quoted market prices of comparable agreements (see Note 10). If the swap is designated as a cash flow hedge, the effective portions of changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the swap is not designated as a cash flow hedge, the changes in the fair value of the swap are recorded in other income (expense).

Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset. No impairments of long-lived assets were recorded during the eleven months ended December 31, 2006, one month ended January 31, 2006 and the years ended December 31, 2005 or 2004.

Stock-Based Compensation—On January 1, 2006, the Predecessor Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to the adoption of SFAS 123(R), the Predecessor Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS 123, Accounting for Stock Based Compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R) and the Predecessor Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Predecessor Company adopted SFAS 123(R) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled after the date of adoption. Results for prior periods have not been restated and the pro forma disclosures of compensation cost under the original provisions of SFAS 123 will no longer be provided.

Minority Interest—The Company through the acquisition of Aspen acquired a seventy-five percent interest in a weight loss program and consolidates its investment for financial reporting purposes. Losses are allocated based upon the “at risk” capital of each limited liability partner member. Losses in excess of the “at risk” capital are allocated to the Company without regard to the percentage of ownership. The Company retains an option to buy-out the minority interest at a price to be calculated pursuant to the terms and conditions of the operating agreement.

Other Comprehensive Income—For the years ended December 31, 2005 and 2004, other comprehensive income includes net income and changes in the fair value of the interest rate swaps that qualified as a cash flow hedge. For the eleven months ended December 31, 2006 and the one month ended January 31, 2006 the interest rate swap has not been designated as a hedge, therefore, changes in the fair value is recorded in other income in the consolidated statements of operations.

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter 2008. The Company is currently determining whether fair value is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for first fiscal years ending after November 15, 2006. The adoption of the provisions of SAB 108 had no impact on our consolidated financial statements as of December 31, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute; however SFAS 157 does not apply to SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is required to be adopted by the Company on January 1, 2008. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and is currently evaluating the effect of the adoption of FIN 48 and has not completed its evaluation; therefore, the Company cannot estimate the effect of the adoption of FIN 48 will have on its financial statements.

3.	ACQUISITIONS

2006 Acquisitions

Aspen Acquisition—On November 17, 2006, the Company acquired all the outstanding capital stock of Aspen Education Group, Inc., a California corporation (“Aspen Education Group”) for approximately $273.9 million in cash purchase consideration, the assumption of approximately $20.6 million of indebtedness as defined per the merger agreement (includes the buy-out of minority interest of $4.2 million), and the payment of costs associated with the acquisition and related financing of approximately $1.3 million and $10.8 million, respectively. Aspen Education Group provides educational services to youth who have demonstrated behavioral issues that have interfered with their performance in school and life. Aspen Education Group offers its programs through its residential division (boarding schools), outdoor division (outdoor education programs) and health living division (weight management programs for children and teenagers). Among other benefits, the Aspen Acquisition offers multiple revenue and cost synergies. The Aspen Acquisition further enhances the Company’s private pay mix and business diversification, thereby reducing business risk from any one aspect of the Company’s operations. In addition, the Company is expected to benefit from increased cross-referral opportunities.

The Aspen Acquisition and associated transactions and expenses were financed by the issuance of an additional $175.5 million of senior secured term loan (by amending and restating the Company’s existing $243.8 million senior secured term loan facility), and capital contributions of $135.7 million from the Group, which was treated as equity. The Group funded such capital contributions by a combination of $36.2 million resulting from the sale of its equity securities to certain of the Group’s equity holders and by the issuance of a payment in kind (“PIK”) loan of $105.0 million issued at 1% original issue discount for net proceeds of $103.9 million. The Group incurred $4.5 million of financing costs in connection with the PIK loan which was treated as a reduction in the capital contribution. The interest payable per annum for the PIK loan is 90 day LIBOR plus 7.0% for the first year, 90 day LIBOR plus 7.5% for the second year and 90 day LIBOR plus 8.0% for the years thereafter until the maturity date. Per the PIK loan agreement, the interest is accrued through an increase in the principal amount. The aggregate principal amount inclusive of the accrued interest matures on November 17, 2013. This senior unsecured PIK loan is not guaranteed by the Company or any of its subsidiaries.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under purchase accounting, the purchase consideration was allocated to the assets and liabilities based on their estimated fair values. The consideration remaining was allocated to the Company’s intangibles with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangibles with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly. The fair value of intangibles was based upon appraisals performed by independent valuation specialists and other information. The purchase price was allocated using the information currently available. As a result, the Company may adjust the total purchase consideration in the future as we obtain more information regarding the asset valuations, liabilities assumed and purchase price adjustment as defined per the merger agreement. The purchase price and the allocation will be finalized in 2007.

A summary of the acquisition purchase consideration is as follows (in thousands):

Cash	$273,988
Acquisition related expenses	1,308
Buyout of minority interests and other agreement(a)	4,189

Total purchase consideration	$279,485

(a)	Represents the purchase of a 10% minority interest for $3.7 million in SUWS of the Carolinas, a 10% interest for $0.2 million in the Eating Disorder Venture owned by Niton, LLC and a $0.3 million payment related to the termination of a consulting agreement.

Preliminary allocation of the aggregate purchase price to the assets and liabilities based on estimated fair value is as follows (in thousands):

Cash		$11,251
Accounts receivable		4,534
Prepaid expenses		1,399
Other current assets		1,354
Income taxes receivable		554
Deferred income tax assets		1,179
Property and equipment		19,007
Other assets		1,178
Goodwill		226,347
Intangible assets:
Curriculum	9,000
Accreditation	24,400
Referral network	45,400
Student contracts	2,241
Regulatory licenses	16,300
Trademark and trade name	10,800

Total intangible assets		108,141
Accounts payable		(4,070)
Accrued expenses		(20,454)
Current portion of long—term debt		(2,990)
Other current liabilities		(17,865)
Long term debt—Less current portion		(5,015)
Other long-term liabilities		(4,943)
Deferred income tax liabilities		(39,836)
Minority Interest		(286)

Total purchase price		$279,485

Intangible assets determined to have finite lives and are being amortized over that life consist of curriculum, accreditation, referral network and student contracts. Intangible assets determined to have an indefinite life are the regulatory licenses and trademarks and trade names and, accordingly, are not being amortized by the Company. Goodwill was assigned a value of $226.3 million of which $58.5 million is expected to be deductible for tax purposes.

Pro-forma Financial Information—The unaudited pro-forma financial information presented below sets forth the Company’s historical consolidated statements of operations for the periods indicated and gives effect to the Aspen Acquisition as if it took place at the beginning of each period presented below. Such information is presented for comparative purposes only and is not intended to represent what the Company’s results of operations (in thousands) would actually have been had these transactions occurred at the beginning of each period presented.

	For the Year Ended
	December 31, 2006(a)	December 31, 2005
	(unaudited)	(unaudited)
Net revenue	$401,152	$331,678

Income (loss) from operations before income taxes	$(63,794)	$15,316

Net income (loss)	$(48,208)	$10,019

(a)	The unaudited pro forma consolidated statement of operations for the year ended December 31, 2006 includes certain nonrecurring charges that were incurred by Aspen Education Group in connection with the Aspen Acquisition: (i) stock option compensation expenses of $9.6 million, recognized upon settlement of the options and (ii) various accounting, other professional fees and other transaction related fees of $7.1 million, of which tax deductible transaction fees are $5.2 million. The tax effect of these nonrecurring items at Aspen Education Group’s historical effective tax rate of 41.6% is $6.1 million. In addition, the year ended December 31, 2006 pro forma consolidated statement of operations includes $54.4 million of certain nonrecurring charges incurred by the Company, net of tax benefit of $13.1 million (see Bain Merger pro forma footnote (a) below).

Bain Merger—On February 6, 2006, investment funds managed by Bain Capital acquired Health Group in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. In connection with the Bain Merger, certain members of management elected to rollover options to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation (the “Predecessor Company”) and eGetgoing merged with and into Health Group with Health Group continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and the Predecessor Company was renamed CRC Health Corporation (the “Company”). Total cash contributed was approximately $742.3 million (including acquisition and financing transactions related fees and expenses of $27.0 million incurred by CRCA Merger Corporation. Subsequent to the closing of the acquisition an additional $1.5 million of financing related fees and expenses were recorded for a total acquisition and financing transaction related fees and expenses of $28.5 million). The proceeds were used to repay existing balances on the revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements and are included in acquisition related costs. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital (see Note 15) which was recorded in the eleven months ended December 31, 2006 consolidated statement of operations. In addition, as part of the transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million as per the merger agreement.

The aggregate purchase price of $722.9 million plus expenses of $28.5 million incurred by CRCA Merger Corporation was financed with the senior secured term loans of $245.0 million dated February 6, 2006, the issuance of senior subordinated notes of $197.0 million ($200.0 million aggregate principal amount, less $3.0 million of original issue discount), a borrowing under the revolving credit facility of $4.3 million, cash equity investments by investment funds managed by Bain Capital of $294.5 million, rollover equity investments by certain members of the Company’s management of $9.1 million and $1.5 million from the Company’s cash flow from operations.

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

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under purchase accounting, the purchase consideration was allocated to the assets and liabilities based on their relative fair values. The consideration remaining was allocated to the Company’s intangibles with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangibles with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly. Goodwill was assigned a value of $445.4 million of which $121.6 million is expected to be deductible for tax purposes.

A summary of the acquisition purchase consideration is as follows (in thousands):

Total purchase price	$722,856
Less—management rollover equity (zero basis)	(9,075)
Add—Total costs incurred by CRCA Merger Corporation(a)	28,494

Total cash contributed	$742,275

(a)	Total costs incurred by CRCA Merger Corporation include acquisition related expenses of $5.4 million that were included as part of the purchase price and financing related costs of $23.1 million that were capitalized on the successor balance sheet. These fees and expenses were primarily comprised of accounting and professional fees, financial advisory and investment banking fees and fees paid to other service providers.

Allocation of the aggregate purchase price to the assets and liabilities based on fair value as determined by independent valuations (for intangibles) is as follows (in thousands):

Cash		$423
Accounts receivable		24,404
Prepaid expenses		4,216
Other current assets		16,152
Property and equipment		64,382
Other assets and capitalized financing costs		24,105
Goodwill		445,375
Intangible assets:
Government, including Medicaid, contracts	35,600
Managed care contracts	14,400
Covenants not to compete	152
Registration rights	200
Core developed technology	2,484
Certificates of need	44,600
Licenses	25,200
Trademark and trade name	163,700

Total intangible assets		286,336
Other liabilities assumed		(18,987)
Deferred income tax liabilities		(104,131)

Total purchase price		$742,275

Pro-forma Financial Information—The unaudited pro-forma financial information presented below sets forth the Company’s historical consolidated statements of operations for the periods indicated and gives effect to the Bain Merger as if it took place at the beginning of each period presented below. Such information is presented for comparative purposes only and is not intended to represent what the Company’s results of operations (in thousands) would actually have been had these transactions occurred at the beginning of each period presented.

	For the Year Ended
	December 31, 2006(a)	December 31, 2005
	(unaudited)	(unaudited)
Net revenue	$271,178	$209,022

(Loss) income from operations before income taxes	$(46,543)	$(203)

Net (loss) income	$(36,416)	$820

(a)	The predecessor consolidated statement of operations for the one month ended January 31, 2006 includes certain material nonrecurring charges that are directly attributable to the Bain Merger and such charges were not excluded from the year ended December 31 2006 pro-forma financial information. The charges and their related tax effects are as follows (in thousands):

Stock option-based compensation expense related to the settlement of stock options	$17,666
Fees to financial advisors	9,635
Fees to former lead investors	9,437
Management bonuses and related payroll taxes	3,530
Legal, accounting and other professional fees	3,442
Capitalized financing costs written-off	7,164
Unamortized debt discount	3,491
Income tax benefit(i)	(13,058)

Total nonrecurring items—net of tax	$41,307

(i)	Income tax benefit at 41% tax rate is as follows (in thousands):

	Pre-tax Amount	Tax Effect
Stock option-based compensation expense related to the settlement of stock options	$17,666	$7,243
Management bonuses and related payroll taxes	3,530	1,447
Capitalized financing costs written-off	7,164	2,937
Unamortized debt discount	3,491	1,431

Total income tax benefit		$13,058

2006 Other Acquisitions

In 2006, the Company completed five other acquisitions and paid total cash consideration of approximately $36.6 million, including acquisition related expenses. These acquisitions are intended to expand the range of services offered by the Company and also provide expansion of its services into new geographic regions in the United States. They contribute to the continued building of a nationwide network of specialized behavioral care services by the Company. The Company recorded $28.5 million of goodwill, of which $16.4 million is expected to be deductible for tax purposes. The goodwill was assigned to residential and outpatient segments, in the amounts of $17.7 million and $10.8 million, respectively. The Company also recorded $11.2 million of purchased intangibles in connection with these acquisitions.

The acquisitions were accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the results of operations in the consolidated statements of operations from the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions are not material either on an individual or an aggregate basis.

In connection with an acquisition closed in October 2005, the Company is obligated to make certain payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year if the entity meets certain performance milestones in the first and second year after closing. In the third quarter of 2006, the entity achieved the first year performance milestones and as a result the Company recorded additional goodwill and a liability of $1.8 million and made such pay-out in the fourth quarter of 2006. As of March 30, 2007, the Company has not incurred a liability associated with the second year performance milestones.

Certain acquisition agreements acquired in the Aspen Acquisition contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the entity’s operations exceed negotiated benchmarks. The Youth segment recorded $0.3 million of goodwill as a result of an entity exceeding the benchmark.

2005 Acquisitions

Sierra Tucson, L.L.C.—On May 11, 2005, the Company acquired substantially all of the assets of Sierra Tucson, L.L.C. (“Sierra Tucson”) for approximately $132.1 million in cash, including acquisition related expenses. Sierra Tucson specializes in providing inpatient rehabilitation treatment services to individuals suffering from addiction and other behavioral health disorders. Management expects that this acquisition will allow the Company to service a target demographic not previously served by the Company and will contribute to the continued building of a nationwide network of behavioral health facilities. The acquisition was accounted for as a purchase and, accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Sierra Tucson’s results of operations are included in the Company’s consolidated statement of operations from the date of acquisition.

A summary of the acquisition purchase consideration is as follows (in thousands):

Cash	$129,415
Acquisition costs	2,660

Total consideration	$132,075

Allocation of the aggregate purchase price to the assets and liabilities acquired is as follows (in thousands):

Current assets	$624
Property and equipment	12,045
Other assets	909
Goodwill	84,841
Intangible assets	35,400
Liabilities assumed	(1,744)

Total purchase price	$132,075

Intangible assets relate primarily to the value assigned to certain trademarks and trade names and regulatory licenses. Such assets have been determined to have an indefinite useful life and, accordingly, are not being amortized by the Company. All of the $84.8 million that was assigned to goodwill is expected to be fully deductible for tax purposes.

Pro-forma Financial Information—The unaudited pro-forma effect as if Sierra Tucson had been acquired by the Company on January 1, 2005 is as follows (in thousands):

Year Ended December 31, 2005
(unaudited)
Net revenue	$221,178

Income from operations before income taxes	$33,767

Net income	$20,862

2005 Other Acquisitions

In 2005, the Company completed four other acquisitions and paid total cash consideration of approximately $16.5 million, including acquisition related expenses. These acquisitions are intended to expand the range of services offered by the Company and also provide expansion of its services into new geographic regions in the United States. They contribute to the continued building of a nationwide network of behavioral health facilities operated by the Company. The Company recorded $13.9 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill was assigned to residential and outpatient segments, in the amounts of $13.2 million and $0.7 million, respectively. The Company also recorded $2.5 million of purchased intangibles in connection with these acquisitions.

The acquisitions were accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the results of operations in the consolidated statements of operations from the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions are not material either on an individual or an aggregate basis.

2004 Other Acquisitions

In 2004, the Company completed one acquisition for total cash consideration of approximately $16.7 million, including acquisition related expenses. The acquisition is intended to expand the range of services offered by the Company and also provide expansion of its services into a new geographic region in the United States. The acquisition contributes to the continued building of a nationwide network of behavioral health facilities operated by the Company. The Company recorded $16.7 million of goodwill, none of which is expected to be deductible for tax purposes. The goodwill was assigned to the residential segment.

The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the results of operations in the consolidated statements of operations from the respective date of the acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions are not material either on an individual or an aggregate basis.

4.	DISCONTINUED OPERATIONS

On December 31, 2004, the Company sold certain assets of Stonehedge Convalescent Center, L.P. (“Stonehedge”) for $2.0 million, including cash of $1.8 million and a promissory note of $0.2 million. The Company sold fixed assets with a net book value of $2.2 million. In addition, goodwill of $1.5 million and intangible assets of $0.3 million have been included in the carrying amount of Stonehedge for purposes of determining the loss on disposal. The amount of goodwill included in the carrying amount was based upon the relative fair value of Stonehedge in relation to the portion of the reporting unit that was retained. The Company incurred $0.3 million in transaction costs in connection with this sale, resulting in a loss on the transaction of $2.2 million. The promissory note is included in other assets on the consolidated balance sheets, has an interest rate of 7% and principal payments are due over a 7-year period. Stonehedge was included in the residential segment under the reporting requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”).

This disposition qualifies as a discontinued operation component of the Company under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has reported the results of operations of Stonehedge as discontinued operations within the Company’s consolidated statement of operations for all periods presented subsequent to the Company’s acquisition of Stonehedge as part of the CAPS acquisition in February 2003. The results of discontinued operations for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Net client service and other revenue	$28	$4,749
Operating expenses	9	4,523

Income from operations	19	226
Loss on sale from discontinued operation	(19)	(2,241)

Income (loss) from discontinued operations before income taxes	$—	$(2,015)

5.	BALANCE SHEET COMPONENTS

Balance sheet components at December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005
	(Successor)	(Predecessor)
Other assets:
Capitalized financing costs—net	$26,899	$8,248
Deposits	1,078	246
Note receivable and accrued interest	1,201	500

Total other assets	$29,178	$8,994

Accrued liabilities:
Accrued payroll and related expenses	$13,227	$6,009
Accrued vacation	5,376	2,841
Accrued interest	9,288	363
Accrued expenses	6,936	5,187

Total accrued liabilities	$34,827	$14,400

Other current liabilities:
Deferred revenue	$15,343	$3,124
Other liabilities	5,434	11
Client deposits	4,347	—
Insurance premium financing	2,817	—

Total other current liabilities	$27,941	$3,135

Accounts receivable:
Accounts receivable	$41,323	$27,092
Unbilled client service fees	717	785

	42,040	27,877
Less allowance for doubtful accounts	(8,235)	(4,459)

Accounts receivable—net	$33,805	$23,418

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
	(Successor)	(Predecessor)
Allowance for Doubtful Accounts
Balance—beginning of the period	$4,459	$3,519
Provision for doubtful accounts(1)	5,391	3,041
Write-off of uncollectible accounts(1)	(1,615)	(2,101)

Balance—end of the period	$8,235	$4,459

(1)	Amounts include provision and write-offs recorded during the one month ended January 31, 2006 (Predecessor).

6.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
	(Successor)	(Predecessor)
Land	$19,031	$3,826
Building and improvements	41,886	36,002
Leasehold improvements	12,011	4,649
Furniture and fixtures	7,074	5,742
Computer equipment	5,766	4,165
Computer software	3,078	1,314
Motor vehicles	3,687	1,580
Field equipment	1,423	—
Construction in progress	6,208	3,568

	100,164	60,846
Less accumulated depreciation	(5,188)	(11,772)

Property and equipment—net	$94,976	$49,074

Depreciation expense was $5.2 million, $0.3 million, $3.5 million and $3.7 million for the eleven months ended December 31, 2006, one month ended January 31, 2006 and years ended December 31, 2005 and 2004, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segment for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Residential	Outpatient	Youth	Total
Goodwill—December 31, 2004 (Predecessor)	$53,435	$113,759	$—	$167,194
Goodwill additions (Sierra Tucson)	84,841	—	—	84,841
Goodwill additions (Other Acquisitions)	13,203	742	—	13,945
Goodwill adjustments	(272)	269	—	(3)

Goodwill—December 31, 2005 and January 31, 2006 (Predecessor)	$151,207	$114,770	$—	$265,977
Elimination of Predecessor Company goodwill	(151,207)	(114,770)	—	(265,977)
Goodwill addition (Bain Merger and Aspen Acquisition)	248,041	197,334	226,347	671,722
Goodwill additions (Other Acquisitions)	19,437	10,842	268	30,547
Goodwill adjustments	153	3	—	156

Goodwill—December 31, 2006 (Successor)	$267,631	$208,179	$226,615	$702,425

The goodwill adjustments are for acquisitions made in the current and prior fiscal year and relate primarily to revisions of original estimates that resulted in additions to goodwill.

Intangible assets at December 31, 2006 and 2005 consist of the following (in thousands):

	Amortization Lives	2006	2005
		(Successor)	(Predecessor)
Intangible assets subject to amortization:
Referral network	20 years	$45,400	$—
Accreditations	20 years	24,400	—
Curriculum	20 years	9,000	—
Government, including Medicaid, contracts	15 years	35,600	4,090
Managed care contracts	10 years	14,400	—
Core developed technology	5 years	2,704	2,500
Covenants not to compete	3 years	152	200
Registration rights	2 years	200	200
Student contracts	1 year	2,241	—
Less: accumulated amortization		(4,929)	(688)

Total intangible assets subject to amortization		129,168	6,302

Intangible assets not subject to amortization:
Trademarks and trade names		183,725	23,400
Certificates of need		44,600	18,006
Licenses		43,221	12,300

Total intangible assets not subject to amortization		271,546	53,706

Total intangible assets		$400,714	$60,008

Amortization expense of intangible assets subject to amortization was $4.9 million, $0.02 million, $0.3 million and $ 0.2 million for the eleven months ended December 31, 2006, one month ended January 31, 2006 and the years ended December 31, 2005 and 2004, respectively.

Estimated future amortization expense related to the amortizable intangible assets at December 31, 2006 is as follows (in thousands):

Fiscal Year
2007	$10,421
2008	8,318
2009	8,293
2010	8,293
2011	7,798
Thereafter	86,045

Total	$129,168

8.	INCOME TAXES

The provision for income taxes for the eleven months ended December 31, 2006, one month ended January 31, 2006 and years ended December 31, 2005 and 2004 consists of the following (in thousands):

	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005	Year Ended December 31 2004
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current:
Federal	$(9,178)	$—	$6,930	$6,176
State and local	298	—	2,051	2,551

Total current	(8,880)	—	8,981	8,727

Deferred:
Federal	10,988	$(10,685)	1,915	1,416
State and local	903	(1,759)	20	(147)

Total deferred	11,891	(12,444)	1,935	1,269

Income tax expense (benefit)	$3,011	$(12,444)	$10,916	$9,996

The following table summarizes the differences between the federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005	Year Ended December 31 2004
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State taxes—net of federal tax benefit	18.5	2.4	4.7	7.3
Release of valuation allowance	0.0	0.0	(0.8)	(0.6)
Acquisition costs	9.7	(14.1)	0.0	0.0
Non deductible expenses	0.1	0.0	0.0	0.4
Prior year provision true-ups	0.0	0.0	(0.3)	0.3
Research and development credits	0.0	0.0	0.0	1.1
Meals and entertainment	2.3	0.0	0.0	0.0
Release of tax reserve	(22.5)	0.0	0.0	0.0
Other	3.3	0.9	(0.8)	(0.4)

Effective tax rate	46.4%	24.2%	37.8%	43.1%

Deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005
	(Successor)	(Predecessor)
Deferred tax assets:
Reserves and allowances	$7,012	$3,946
Net operating loss carryforwards	5,425	4,690
Research credits	593	593
Acquisition costs	510	—
Equity based compensation	1,588	—
Charitable contributions	10	—
State taxes	33	318

Gross deferred tax assets	15,171	9,547
Valuation allowance	(2,028)	(2,075)

Total deferred tax assets	13,143	7,472

Deferred tax liabilities:
Cash vs. accrual adjustment	(35)	—
Acquired intangible assets	(147,100)	(9,856)
Depreciation and amortization	(8,672)	(3,512)
Interest rate swap	(111)	283

Total deferred tax liabilities	(155,918)	(13,085)

Total net deferred tax liabilities	$(142,775)	$(5,613)

At December 31, 2006, the Company had $9.8 million and $42.8 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income, which expire in varying amounts beginning in 2022 and 2010. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. In the event that the Company has a change of ownership in the future, the net operating loss carryforwards may be subject to such limitations.

At December 31, 2006, the Company had $0.3 million and $0.4 million of federal and state research and development credit carryforwards, respectively. Federal credits will expire in varying amounts beginning in 2022. The state credits carryforward indefinitely.

The Company has established a valuation allowance against certain deferred tax assets due to uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of these deferred tax assets. At such time as it is determined that it is more likely than not that these deferred tax assets are realizable, the valuation allowance will be reduced. At December 31, 2006, the valuation allowance is attributable to certain net operating losses of a subsidiary, which are subject to limitation under Internal Revenue Code Section 382. The Company’s deferred tax liabilities do not form a basis for realization of the deferred tax assets associated with these net operating losses.

The income tax expense for the eleven months ended December 31, 2006, one month ended January 31, 2006 and years ended December 31,2005 and 2004 was $3.0 million, $(12.4) million, $10.9 million and $9.9 million, respectively, reflecting an effective tax rate of 46.4%, 24.2%, 37.8% and 43.1%, respectively. The effective tax rate for the eleven months ended December 31, 2006 was impacted by an additional tax expenses in the amount of $0.6 million for non-deductible acquisition expenses and $0.4 million resulting from the true-up of estimated to actual state tax rate, respectively. These expenses were offset in part by a benefit of $1.5 million resulting from the release of a tax reserve. The tax benefit for the one month ended January 31, 2006 was primarily the result of $31.9 million of one time acquisition-related expenses that are deductible for tax purposes. There were no material one-time items affecting the effective tax rate for the years ended December 31, 2005 and 2004.

9.	LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
	(Successor)	(Predecessor)
Term loans:
2006 borrowing arrangements	$418,227	$—
2005 borrowing arrangements	—	203,975

Total term loans	418,227	203,975

Revolving line of credit:	3,600	9,500

Senior subordinated notes:
2006 notes, net of discount of $2,705	197,295	—
2003 Sub agreement, net of discount of $3,544	—	46,456

Total senior subordinated notes	197,295	46,456

Seller notes	7,145	—
Capital lease obligations	261	—

Total long-term debt	626,528	259,931
Less current portion	(10,743)	(11,550)

Long-term debt—less current portion	$615,785	$248,381

2006 Borrowing Arrangements—

Term Loans and Revolving Line of Credit—Concurrent with the Bain Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) on February 6, 2006 with a syndicate of institutional lenders and financial institutions. The Credit Agreement provided for financing of $245.0 million in senior secured term loans and $100.0 million of revolving credit. As of November 16, 2006, the Company and repaid $1.2 million of the aggregate principal of the $245.0 million senior secured term loans. On November 17, 2006, concurrent with the Aspen Acquisition, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) entered into during the Bain Merger. The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans and $100.0 million of revolving credit. The Company borrowed $175.5 million in senior secured term loans upon execution of the amendment.

Term Loan—Aggregate commitment of $419.3 million matures on February 6, 2013. The term loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day LIBOR plus 2.50% (7.86% at December 31, 2006). The principal balance outstanding at December 31, 2006 was $418.2 million.

Revolving Line of Credit (“Revolver”)—Maximum borrowings not to exceed $100.0 million. At the Company’s option, interest is currently available at the London InterBank Offered Rate (“LIBOR”) plus 2.50% or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50%. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At December 31, 2006, the outstanding balance under the revolving line of credit was $3.6 million. From time to time the Revolver may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At December 31, 2006, there was no outstanding balance on the swing line loans. LCs outstanding at December 31, 2006 and 2005 were $3.9 million and $3.2 million, respectively, with interest payable quarterly at 2.50%. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries

Senior Subordinated Notes—Concurrent with the Bain Merger, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016 (see Note 3). Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by all of the Company’s subsidiaries.

Repayments of Loans and Notes—In connection with the 2006 borrowing arrangements for the Bain Merger, the full amount of the 2005 term loans and 2003 senior subordinated notes (issued in December 2003, at an interest rate of 14.0% per annum) were repaid. Unamortized capitalized debt issuance costs associated with the 2005 revolving line of credit, term loans and 2003 senior subordinated notes of $7.2 million and unamortized debt discount of $3.5 million associated with the 2003 subordinated notes were written-off and charged to income in the 2006 Predecessor consolidated statement of operations and is included in other financing costs.

2005 Borrowing Arrangements—

Term Loans and Revolving Line of Credit—On May 11, 2005, the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with certain lenders to (a) finance a portion of the purchase price of all of the capital stock of Sierra Tucson, (b) finance additional acquisitions, (c) provide working capital financing and (d) provide funds for other general corporate purposes. As a result, all previously outstanding amounts under the Credit Agreement executed December 19, 2003, were repaid. The unamortized capitalized debt issuance costs associated with the term loans of $2.2 million were charged to income in 2005 and are included in other financing costs.

Pursuant to the Restated Credit Agreement, principal borrowings of up to $230.0 million were made available to the Company through the following credit facilities:

Term Loan—Aggregate commitment of $205.0 million matures on May 11, 2011. The term loan was payable in quarterly principal installments beginning on September 30, 2005 of $0.5 million per quarter through June 30, 2010, $48.7 million per quarter from September 30, 2010 through March 31, 2011, and the remainder on May 11, 2011. Interest is payable quarterly at 90 day LIBOR plus 2.75% (7.14% at December 31, 2005) or monthly at Base Rate (defined as the higher of a) the prime rate or b) the overnight federal funds rate plus 50 basis points) plus 1.75% (9.00% at December 31, 2005). The principal balance outstanding at December 31, 2005 was $204.0 million.

Revolving Line of Credit—Maximum borrowings were not to exceed $25.0 million. Interest was currently payable monthly at 30 day LIBOR plus 3.00% (7.38% at December 31, 2005) or monthly at Base Rate (defined as the higher of a) the prime rate or b) the overnight federal funds rate plus 50 basis points) plus 2.00%. Principal was payable monthly at the Company’s discretion based on available operating cash balances. The revolving credit commitment expires on May 11, 2011. At December 31, 2005, the outstanding balance under the revolving line of credit was $9.5 million.

Under the Amended and Restated Credit Agreement and the indenture governing the Notes, the Company must comply with certain restrictive financial covenants that limit the amount of capital expenditures the Company may make on an annual basis and require the Company to maintain certain levels of liquidity, debt to income ratios and interest coverage ratios. Borrowings under the revolving line of credit and term loans are collateralized by all of the existing and acquired personal property and other assets of the Company and its subsidiaries. The Company was in compliance with all such covenants as of December 31, 2006.

Seller Notes—Represents notes payable for amounts owed by Aspen Education Group arising out of achievement of certain earn out obligations per the terms of the underlying purchase agreements and to fund prior acquisitions. Interest rates on these notes range from 6.75% to 10.25%. Principal and interest are payable quarterly through September 2011.

Capital Leases—Principal and interest are payable monthly at various dates through September 2011. Interest rates range from 5.00% to 10.75%.

Interest expense on total debt was $41.5 million in the eleven months ended December 31, 2006, $2.5 million in the one month ended January 31, 2006, $19.8 million in the year ended December 31, 2005 and $14.0 million in the year ended December 31, 2004.

At December 31, 2006, currently scheduled principal payments of total long-term debt, excluding discount on senior subordinated notes are as follows (in thousands):

	Long-Term Debt	Capital Lease Obligations	Total
2007	$10,513	$243	$10,756
2008	7,621	18	7,639
2009	4,936	7	4,943
2010	4,370	6	4,376
2011	4,269	5	4,274
Thereafter	594,558	—	594,558

Less interest	—	(18)	(18)

Total	$626,267	$261	$626,528

10.	INTEREST RATE SWAP

On February 28, 2006, as provided for in the Credit Agreement and retained in the Amended and Restated Credit Agreement the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $115.0 million of the principal amount of the outstanding funded indebtedness (consisting of amounts outstanding under the term loan, excluding the revolving credit facility, and the Notes). The effective date of the agreement is March 31, 2006 and has a maturity date of March 31, 2011. The interest rate swap agreement is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under the interest rate swap, the Company receives an interest rate equal to the 3-month LIBOR rate. In exchange, the Company pays a fixed rate of 4.99% on the $115.0 million. The notional amount will decline over the period of the swap. This swap has not been designated as a hedge under SFAS 133. On a monthly basis, the Company revalues the interest rate swap and records the month-to-month change in the fair value of the swap in other income. The Company recognized fair value swap gain of approximately $0.1 million in the eleven months ended December 31, 2006 and is recorded in other current assets at December 31, 2006.

On June 1, 2005, as provided for in the Predecessor Company’s restated credit agreement, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $100.0 million of the principal amount of the outstanding term loan. This agreement had a maturity date of June 30, 2008. The interest rate swap agreement was accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the interest rate swap, the Company received an interest rate equal to the 3-month LIBOR rate. In exchange, the Company paid a fixed rate of 4.05% on the $100.0 million. This swap was not designated as a hedge under SFAS 133. On a monthly basis, the Company revalued the interest rate swap and recorded the month-to-month change in the fair value of the swap in other income. The Company recognized fair value swap gains of $0.06 million and $1.6 million in the one month ended January 31, 2006 and the year ended December 31, 2005, respectively. The fair value of the interest rate swap in other current assets was $1.6 million as of December 31, 2005. In connection with the repayment of all outstanding amounts under the restated credit agreement (see Note 9), the interest rate swap was terminated.

On February 17, 2004, as provided for in the Company’s Credit Agreement, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $40.0 million of the principal amount of the outstanding term loans. This agreement had a maturity date of December 31, 2006. The interest rate swap agreement was accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the interest rate swap, the Company receives an interest rate equal to the 3-month LIBOR rate. In exchange, the Company paid a fixed rate of 2.75% on the $40.0 million. This interest rate swap was designated as a cash flow hedge under SFAS No. 133. On a quarterly basis, the Company revalued the interest rate swap and recorded the quarter-to-quarter change in other comprehensive income. On May 11, 2005, in connection with the repayment of all outstanding amounts under the Credit Agreement, the Company terminated the interest rate swap agreement and recorded a gain of $0.6 million in other income for the year ended December 31, 2005.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases various office space, clinic offices, facilities and equipment under non cancellable operating leases throughout the United States with various expiration dates through November 2026. Rent expense was $8.5 million, $0.3 million, $5.9 million and $4.7 million for the eleven months ended December 31, 2006, one month ended January 31, 2006 and the years ended December 31, 2005 and 2004, respectively. The Company did not earn any sublease rental income for the eleven months ended December 31, 2006 and the one month ended January 31, 2006. Sublease rental income was $0.07 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. Prior to 2005, the Company charged rent expense to the statements of operations on a cash basis instead of over the lease term on a straight-line basis. Management does not believe that the difference between the straight-line method and cash basis had a material impact on its 2004 results of operations. Related party leases arise as a result of the Company’s acquisitions (see Note 15). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the clinic offices and facility leases.

Future minimum lease payments under all non cancellable operating leases at December 31, 2006 are as follows (in thousands):

	Third Party Operating Lease Payments	Related Party Operating Lease Payments	Total Operating Lease Payments
2007	$12,929	$2,304	$15,233
2008	10,559	2,349	12,908
2009	8,651	2,040	10,691
2010	6,602	1,785	8,387
2011	4,386	1,489	5,875
Thereafter	24,769	11,971	36,740

Total minimum lease payments	$67,896	$21,938	$89,834

Indemnifications—The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance which should enable the Company to recover a portion of any future amounts paid.

In addition to the above, from time to time the Company provides standard representations and warranties to counterparties in contracts in connection with business dispositions and acquisitions and also provide indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to such sales or acquisitions.

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, no payments have been made under any of these indemnities.

Consulting Agreements—The Company has entered into consulting agreements with certain professionals which require annual consulting fee payments which range from $0.1 million to $0.4 million per annum. The consulting agreements range from a period of one to seven years. In the event that such consulting agreements are terminated without cause, the Company is contractually obligated to pay the remaining balance due on the consulting agreements. In addition, a Director receives a salary of $10,000 per month in connection with consulting services provided to the Company.

The following is a schedule of the Company’s future minimum annual payments under such consulting agreements as of December 31, 2006:

2007	$1,511
2008	990
2009	612
2010	378
2011	252
Thereafter	233

Total	$3,976

Self Insurance Plans—Effective May 2004, the Company has established a self-insurance program for workers’ compensation benefits for the employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and includes an estimate of costs for claims incurred but not reported at the balance sheet date. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. The reserve for self-insured workers’ compensation claims totaled $0.7 million and $0.6 million at December 31, 2006 and 2005, respectively, and is included in accrued liabilities.

The Company is self insured for the cost of the Aspen Education Group employee group health insurance. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. The reserve for self-insured health insurance claims totaled $0.7 million at December 31, 2006 and is included in accrued liabilities.

Litigation—The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

12.	MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY

Predecessor Company

On February 6, 2006 (February 1, for accounting purposes) the holders of mandatorily redeemable stock and common stock in the Predecessor Company liquidated their equity interest in connection with the Bain Merger (see Note 3). Concurrent with the Bain Merger and the related transactions, certain mandatorily redeemable stock holders received a payout of their liquidation preference of $99.4 million. Subsequent to the payout of the liquidation preference, all redeemable convertible preferred and redeemable common stock, was converted into Series A common stock of the Predecessor Company. The Series A common stock holders and the common stock option holders received a distribution in the amount of $338.9 million (includes $9.1 million of management equity roll over). Upon consummation of the Bain Merger all the outstanding mandatorily redeemable shares of 262,399,056 and Series A common shares of 8,725,397 of the Predecessor Company were eliminated.

Successor Company

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2006 and are held by the Parent.

Voting—Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

Capital Contributed by Parent

The Company received a capital contribution of $135.7 million from the Group to fund the Aspen Acquisition (see Note 3). The Group funded such capital contributions by a combination of $36.2 million resulting from the sale of its equity securities to certain of the Group’s equity holders and by the issuance of a PIK loan of $105.0 million issued at 1% original issue discount for net proceeds of $103.9 million. The Group incurred $4.5 million of financing costs in connection with the issuance of the PIK loan which was treated as a reduction in the capital contribution. The interest payable per annum for the PIK loan is 90 day LIBOR plus 7.0% for the first year, 90 day LIBOR plus 7.5% for the second year and 90 day LIBOR plus 8.0% for the years thereafter until the maturity date. Per the PIK loan agreement, the interest is accrued through an increase in the principal amount. The aggregate principal amount inclusive of the accrued interest matures on November 17, 2013. This senior unsecured PIK loan is not guaranteed by the Company or any of its subsidiaries.

13.	STOCK-BASED COMPENSATION

Adoption of New Accounting Policy

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by SFAS 123, Accounting for Stock Based Compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R) and the Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled after the date of adoption. Results for prior periods have not been restated and the pro forma disclosures of compensation cost under the original provisions of SFAS 123 will no longer be provided.

The Company’s consolidated financial statements as of and for the eleven months ended December 31, 2006 reflects the effect of SFAS 123(R). Stock option-based compensation expense recognized under SFAS 123(R) for the eleven months ended December 31, 2006 was $3.5 million which related to employee stock options granted by the Group subsequent to the date of adoption plus an immaterial amount from an acquired restricted stock agreement. There was no stock option-based compensation expense recognized in the consolidated statements of operations for the eleven months ended December 31, 2006 and one month ended January 31, 2006 related to the options granted and outstanding prior to the date of adoption of SFAS 123(R). Stock option-based compensation expense of $17.7 million and tax benefit of $7.3 million was recognized in the 2006 Predecessor Company consolidated statement of operations and is included in the acquisition related costs. The expense is related to the settlement of all outstanding options at the date of the Bain Merger, except for 8.9 million options rolled over to the Successor Company at the Predecessor Company cost basis in accordance with EITF 88-16.

No stock option-based compensation expense was recognized in the consolidated financial statements for the year ended December 31, 2005, as all options granted under the prior stock plans had an exercise price equal to the market value of the underlying stock on the date of grant. The Predecessor Company recognized $0.1 million of stock option-based compensation related to options granted to consultants and third parties for the year ended December 31, 2004.

SFAS 123(R) requires management to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. The Company attributes the fair value of stock option-based compensation to expense on a straight-line, single option method. In addition, for the options that vest upon the achievement of performance conditions, the Company recognizes compensation expense based on the probability of achievement of such performance conditions ratably over the requisite service period starting from the service inception date. As stock option-based compensation expense recognized in the consolidated statement of operations for the eleven months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at December 31, 2006 is 5% per year. The Company previously accounted for forfeitures as they occurred under the provisions of SFAS 123. During the eleven months ended December 31, 2006, the Group granted 512,846 units which are exercisable into 4,615,613 shares of Class A common stock of the Group and 512,846 shares of Class L common stock of the Group. As of December 31, 2006, $17.5 million of total unrecognized compensation is expected to be recognized over a weighted-average period of 2.1 years.

Prior to the adoption of SFAS 123(R), the Predecessor Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The total income tax benefit recognized in the consolidated statement of operations for stock option-based compensation expense for the eleven months ended December 31, 2006 was $1.6 million.

Stock Option Plans

2006 Executive Incentive Plan and 2006 Management Incentive Plan

On February 6, 2006, following the Bain Merger, Group adopted the 2006 Executive Incentive Plan and 2006 Management Incentive Plan, or (the “Executive Plan”) and (the “Management Plan”), respectively, and collectively, (the “Plans”). The Plans provide for the options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

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

Options granted under the Executive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control, as defined in the Executive Plan; tranche 2 options vest and become exercisable upon achievement of certain performance conditions and a market condition, as defined in the Executive Plan; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions, as defined in the Executive Plan. Tranche 1 options represent 50% of an option grant under the Executive Plan and tranches 2 and 3 options each represent 25% of the option grant under the Executive Plan.

Options granted under the Management Plan vest and become exercisable over five years as follows: 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control, as defined in the Management Plan.

A maximum of 5,374,051 shares of Class A common stock of the Group and 597,117 shares of Class L common stock of the Group may be granted under the Plans.

Additional fully vested options under the Executive Plan of 1,184,809 shares of Class A common stock of the Group and 131,647 shares of Class L common stock of the Group were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition, as discussed above.

Current period stock option-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model for Management Plan grants and tranches 1 and 3 of Executive Plan grants. The Company used the Monte Carlo simulation approach to a binominal model to determine fair value of tranche 2 of the Executive Plan grants. The estimate of fair value of the granted awards is based upon certain assumptions, including probability of achievement of market conditions in the Executive Plan awards, stock price volatility, risk-free interest rate, dividend yield, expected term in years and forfeiture rate. The weighted-average estimated fair value of units granted during the eleven months ended December 31, 2006 was $53.5 per unit using the above described models with the following assumptions:

•

Expected volatility of 56.5% was utilized for the units granted during the year ended December 31, 2006 and was based on the historical volatility of comparable public companies for periods corresponding to expected term of the Plans.

•

The Company utilized the risk-free rate of 4.76% in the models for the units granted during the year ended December 31, 2006. The risk-free rate is based on a yield of a constant maturity U.S, Treasury security with a term equal to the expected term of the options.

•	No dividend would be paid over the option term.

•

For the Management Plan and tranches 1 and 3 of the Executive Plan, the Company as of December 31, 2006 used an expected vesting term of five years; and for tranche 2 of the Executive Plan, the Company used an expected vesting term of 5.85 years, which is the derived service period based on Monte Carlo simulation for the units granted during the year ended December 31, 2006.

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

Activity under the Executive and Management Plans is set forth below:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Predecessor
Outstanding—January 1, 2006	26,340,194	$0.11	7.93
Exercised (January 1—January 31, 2006)	(72,968)	0.11	7.93

Outstanding at January 31, 2006	26,267,226	0.11	7.92
Cancellation of the options per Bain Merger	(17,358,062)	0.11
Options rollover to new vested options per Bain Merger	(8,909,164)	0.11

Options outstanding under the pre Bain Merger Plan	—	—
Successor
Rollover options converted into vested options under the new Plans	1,316,454	0.87	4.81
Granted per the new Plans	5,128,459	9.02	4.81
Exercised (February 1—December 31, 2006)	—	—	—
Forfeited/cancelled/expired	(134,355)	9.00	—

Outstanding—December 31, 2006	6,310,558	$9.02	4.81

Exercisable—December 31, 2006	1,316,454	$0.87	4.81

14.	EMPLOYEE BENEFITS

Defined Contribution Plans

The Company has two qualified 401(k) plans (the “401 K Plans”). The 401 K Plans are defined contribution plans, available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The 401 K Plans also allows the Company to make discretionary matching contributions. The Company’s defined contribution plans expense was $0.4 million and $0.02 million for the eleven months ended December 31, 2006 and one month ended January 31, 2006, respectively. The Company made no contributions to the 401 K Plans for the years ended December 31, 2005 and 2004.

Deferred Compensation Plan

The Company has a non-qualified Insured Security Option Plan (the “ISOP”) for certain key Aspen Education Group employees. The ISOP permits these employees to defer on an after-tax basis a portion of their salary/or bonus each calendar year. The Company may also make discretionary contributions to these employee accounts, up to a maximum of $6,000 per employee. Any discretionary contributions become fully vested three years after the contribution. Contributions to the ISOP were immaterial for the six week period ended December 31, 2006.

15.	RELATED PARTY TRANSACTIONS

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

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. Of the $7.2 million, approximately $2.9 million were for acquisition related expenses and $4.3 million were for financing related expenses which are capitalized and recorded in other assets. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company under this agreement paid management fees of $1.8 million during the eleven months ended December 31, 2006, which is included in supplies, facilities and other operating costs. In connection with the Aspen Acquisition and the associated financing transactions, the Company paid an affiliate of Bain Capital an aggregate transaction fee of $3.2 million. Of the $3.2 million, approximately $1.8 million is related to the Company entering into the Amended and Restated Credit Agreement (see Note 9), which is capitalized and is recorded in other assets in the Company’s consolidated balance sheet and $0.3 million is included in the Aspen Acquisition related expenses (see Note 3) and is recorded as a component of goodwill. In addition, $1.1 million is related to the Group’s PIK loan financing costs (see Note 12), which is treated as a reduction in the capital contribution.

In addition, under a separate management agreement with two of the former stockholders of the Predecessor Company, the Predecessor Company paid management fees of $0.1 million and $1.2 million during the one month ended January 31, 2006 and year ended December 31, 2005, respectively, which is included in supplies, facilities and other operating costs. This agreement was terminated as part of the Bain Merger.

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of the Company’s management converted options with an aggregate value of $9.1 million to purchase stock of the Predecessor Company into options to purchase stock of the Group.

The Company in connection with his service has granted to a Director options to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock of the Group, with an exercise price of $1 per share and $9 per share, respectively. In addition, the Director receives a salary of $10,000 per month for consulting services.

The Company has acquired operating leases with certain employees resulting primarily from Aspen Education Group’s historic acquisitions. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 11).

In connection with the closing of the Aspen Acquisition on November 17, 2006 and pursuant to a rollover and subscription agreement, certain employees of Aspen Education Group, Inc. converted options to purchase stock of Aspen Education Group, Inc. into options to purchase stock of the Group with an aggregate value of approximately $1.8 million. Included in the $1.8 million, approximately $0.6 million relates to the options converted by one of the Company’s directors.

16.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2006, the Company had outstanding $200.0 million aggregate principal amount of Notes due 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s subsidiaries.

The following supplemental tables present consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2006 and 2005, and the consolidating statements of operations for the eleven months ended December 31, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company) and for the years ended December 31, 2005 and 2004 (Predecessor Company), and the consolidating statement of cash flows for the eleven months ended December 31, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company) and for the years ended December 31, 2005 and 2004 (Predecessor Company).

Consolidating Balance Sheet as of December 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$4,167	$39	$—	$4,206
Accounts receivable—net of allowance	4	33,309	492		33,805
Prepaid expenses	3,977	3,676	22		7,675
Other current assets	152	2,096	13		2,261
Income taxes receivable	6,110	386			6,496
Deferred income taxes	5,873	1,179			7,052

Total current assets	16,116	44,813	566	—	61,495
PROPERTY AND EQUIPMENT—Net	4,258	89,835	883		94,976
GOODWILL		702,425			702,425
INTANGIBLE ASSETS—Net	43	400,671			400,714
OTHER ASSETS	26,953	2,205	20		29,178
INVESTMENT IN SUBSIDIARIES—At cost	577,739			(577,739)

TOTAL ASSETS	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,990	$2,662	$62	$—	$6,714
Accrued liabilities	13,473	20,544	810		34,827
Current portion of long-term debt	7,793	2,950			10,743
Other current liabilities	332	27,215	394		27,941

Total current liabilities	25,588	53,371	1,266	—	80,225
LONG-TERM DEBT—Less current portion	611,329	4,456			615,785
OTHER LONG-TERM LIABILITIES	90	5,436			5,526
DEFERRED INCOME TAXES	109,992	39,835			149,827

Total liabilities	746,999	103,098	1,266	—	851,363

MINORITY INTEREST		66	185		251
STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital(1)	(118,916)	1,130,185	122	(577,739)	433,652
(Accumulated deficit) retained earnings	(2,974)	6,600	(104)		3,522

Total stockholder’s equity	(121,890)	1,136,785	18	(577,739)	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

(1)	Includes intercompany balances

Consolidating Balance Sheet as of December 31, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,946	$131	$—	$5,077
Accounts receivable—net of allowance	3	23,415		23,418
Prepaid expenses	4,001	509		4,510
Other current assets	2,743	89		2,832
Deferred income taxes	4,264			4,264

Total current assets	15,957	24,144		40,101
PROPERTY AND EQUIPMENT—Net	2,819	46,255		49,074
GOODWILL		265,977		265,977
INTANGIBLE ASSETS—Net		60,008		60,008
OTHER ASSETS	8,889	105		8,994
INVESTMENT IN SUBSIDIARIES—At cost	219,531		(219,531)

TOTAL ASSETS	$247,196	$396,489	$(219,531)	$424,154

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,348	$—	$—	$5,348
Accrued liabilities	8,776	5,624		14,400
Income taxes payable	3,384			3,384
Current portion of long-term debt	11,550			11,550
Other current liabilities	1	3,134		3,135

Total current liabilities	29,059	8,758		37,817
LONG-TERM DEBT—Less current portion	248,381			248,381
OTHER LONG-TERM LIABILITIES	100	369		469
DEFERRED INCOME TAXES	9,877			9,877

Total liabilities	287,417	9,127	—	296,544

MANDATORILY REDEEMABLE STOCK	115,625			115,625

STOCKHOLDER’S EQUITY:
Series A common stock
Additional paid-in capital(1)	(116,305)	336,051	(219,531)	215
(Accumulated deficit) retained earnings	(39,541)	51,311		11,770

Total stockholder’s equity	(155,846)	387,362	(219,531)	11,985

TOTAL LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY	$247,196	$396,489	$(219,531)	$424,154

(1)	Includes intercompany balances

Consolidating Statements of Operations

For the Eleven Months Ended December 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$33	$245,779	$1,068	$—	$246,880
Other revenue	11	4,429	8		4,448
Management fee revenue	52,786			(52,786)

Net revenue	52,830	250,208	1,076	(52,786)	251,328

OPERATING EXPENSES:
Salaries and benefits	10,842	107,666	446		118,954
Supplies, facilities and other operating costs	6,114	62,468	749		69,331
Provision for doubtful accounts	1	5,098	7		5,106
Depreciation and amortization	784	9,392	17		10,193
Management fee expense		52,786		(52,786)

Total operating expenses	17,741	237,410	1,219	(52,786)	203,584

INCOME FROM OPERATIONS	35,089	12,798	(143)		47,744
INTEREST EXPENSE, NET	(41,295)	(44)	1		(41,338)
OTHER INCOME	89				89

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(6,117)	12,754	(142)		6,495
INCOME TAX (BENEFIT) EXPENSE	(3,143)	6,154			3,011
MINORITY INTEREST IN LOSS OF A SUBSIDIARY			(38)		(38)

NET (LOSS) INCOME	$(2,974)	$6,600	$(104)	$—	$3,522

Consolidating Statements of Operations

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$19,355	$—	$19,360
Other revenue	1	489		490
Management fee revenue	1,110		(1,110)

Net revenue	1,116	19,844	(1,110)	19,850

OPERATING EXPENSES:
Salaries and benefits	666	8,599		9,265
Supplies, facilities and other operating costs	324	4,237		4,561
Provision for doubtful accounts		285		285
Depreciation and amortization	40	321		361
Acquisition related costs	43,710			43,710
Management fee expense		1,110	(1,110)

Total operating expenses	44,740	14,552	(1,110)	58,182

(LOSS) INCOME FROM OPERATIONS	(43,624)	5,292		(38,332)
INTEREST EXPENSE, NET	(2,505)			(2,505)
OTHER FINANCING COSTS	(10,655)			(10,655)
OTHER INCOME	55			55

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(56,729)	5,292		(51,437)
INCOME TAX (BENEFIT) EXPENSE	(13,723)	1,279		(12,444)

NET (LOSS) INCOME	$(43,006)	$4,013	$—	$(38,993)

Consolidating Statements of Operations

For the Year Ended December 31, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$304	$205,529	$—	$205,833
Other revenue	13	3,176		3,189
Management fee revenue	28,346		(28,346)

Net revenue	28,663	208,705	(28,346)	209,022

OPERATING EXPENSES:
Salaries and benefits	6,920	89,321		96,241
Supplies, facilities and other operating costs	5,829	49,811		55,640
Provision for doubtful accounts		3,041		3,041
Depreciation and amortization	554	3,296		3,850
Acquisition related costs	1,636			1,636
Management fee expense		28,346	(28,346)

Total operating expenses	14,939	173,815	(28,346)	160,408

INCOME FROM OPERATIONS	13,724	34,890		48,614
INTEREST EXPENSE, NET	(19,744)			(19,744)
OTHER FINANCING COSTS	(2,185)			(2,185)
OTHER INCOME (EXPENSE)	2,247	(15)		2,232

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(5,958)	34,875		28,917
INCOME TAX (BENEFIT) EXPENSE	(2,249)	13,165		10,916

NET (LOSS) INCOME	$(3,709)	$21,710	$—	$18,001

Consolidating Statements of Operations

For the Year Ended December 31, 2004 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$127	$163,578	$—	$163,705
Other revenue		1,898		1,898
Management fee revenue	21,017		(21,017)

Net revenue	21,144	165,476	(21,017)	165,603

OPERATING EXPENSES:
Salaries and benefits	5,590	72,308		77,898
Supplies, facilities and other operating costs	4,930	39,066		43,996
Provision for doubtful accounts		2,834		2,834
Depreciation and amortization	547	3,152		3,699
Management fee expense		21,017	(21,017)

Total operating expenses	11,067	138,377	(21,017)	128,427

INCOME FROM OPERATIONS	10,077	27,099		37,176
INTEREST EXPENSE, NET	(13,970)	4		(13,966)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,893)	27,103		23,210
INCOME TAX (BENEFIT) EXPENSE	(1,677)	11,673		9,996

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,216)	15,430		13,214
DISCONTINUED OPERATIONS:
Loss from discontinued operations, including loss on disposal of $2,241 in 2004	(2,015)			(2,015)
Income tax benefit	(257)			(257)

Net loss from discontinued operations	(1,758)			(1,758)

NET (LOSS) INCOME	$(3,974)	$15,430	$—	$11,456

Consolidating Statements of Cash Flows

For the Eleven Months Ended December 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(51,231)	$47,343	$(598)	$—	$(4,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(1,707)	(11,052)	(27)		(12,786)
Proceeds from sale of property and equipment		41			41
Acquisition of businesses, net of cash acquired	(316,111)	11,250			(304,861)
Prior period acquisition adjustments	(14)				(14)
Payment of purchase price to former shareholders	(429,191)				(429,191)

Net cash used in investing activities	(747,023)	239	(27)	—	(746,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	42,575	(43,205)	630
Equity contribution from Bain Capital	294,475				294,475
Capital contributed by parent	135,711				135,711
Payment of transaction related costs	(5,354)				(5,354)
Debt financing costs	(29,527)				(29,527)
Repayments of capital lease obligations		(43)			(43)
Net repayments under revolving line of credit	(900)				(900)
Proceeds from issuances of long-term debt	617,522				617,522
Repayments of long-term debt	(256,248)	(556)			(256,804)

Net cash provided by (used in) financing activities	798,254	(43,804)	630	—	755,080

INCREASE IN CASH AND CASH EQUIVALENTS		3,778	5		3,783
CASH AND CASH EQUIVALENTS—Beginning of period		389	34		423

CASH AND CASH EQUIVALENTS—End of period	$—	$4,167	$39	$—	$4,206

Consolidating Statements of Cash Flows

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,764	$—	$1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(30)	(285)		(315)

Net cash used in investing activities	(30)	(285)	—	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)
Stock options exercised	7			7
Debt financing costs	(547)			(547)
Net repayments under revolving line of credit	(5,000)			(5,000)

Net cash used in financing activities	(1,353)	(4,187)	—	(5,540)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,946)	292		(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,946	131		5,077

CASH AND CASH EQUIVALENTS—End of period	$—	$423	$—	$423

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,431	$22,471	$—	$23,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(1,101)	(9,607)		(10,708)
Acquisition of businesses, net of cash acquired		(148,520)		(148,520)

Net cash used in investing activities	(1,101)	(158,127)		(159,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(135,002)	135,002
Stock options exercised	86			86
Debt financing costs	(6,267)			(6,267)
Repayments of capital lease obligations		(78)		(78)
Repayments of promissory notes	(2,007)			(2,007)
Net borrowings under revolving line of credit	9,500			9,500
Proceeds from issuance of long-term debt	205,000			205,000
Repayments of long-term debt	(76,394)			(76,394)

Net cash (used in) provided by financing activities	(5,084)	134,924	—	129,840

DECREASE IN CASH AND CASH EQUIVALENTS	(4,754)	(732)		(5,486)
CASH AND CASH EQUIVALENTS—Beginning of period	9,700	863		10,563

CASH AND CASH EQUIVALENTS—End of period	$4,946	$131	$—	$5,077

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2004 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,604	$20,980	$—	$25,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(1,029)	(6,300)		(7,329)
Acquisition of businesses, net of cash acquired		(16,890)		(16,890)
Proceeds from sale of discontinued operations	1,478			1,478

Net cash provided by (used in) investing activities	449	(23,190)		(22,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(2,130)	2,130
Proceeds from issuance of Series C convertible preferred stock—net	5,559			5,559
Stock options exercised	12			12
Repayments of capital lease obligations		(84)		(84)
Repayment of long-term debt	(4,630)			(4,630)
Repayment of promissory notes	(258)			(258)

Net cash (used in) provided by financing activities	(1,447)	2,046	—	599

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,606	(164)		3,442
CASH AND CASH EQUIVALENTS—Beginning of period	6,094	1,027		7,121

CASH AND CASH EQUIVALENTS—End of period	$9,700	$863	$—	$10,563

17.	SEGMENT INFORMATION

In accordance with the criteria of SFAS No. 131 the Company has determined that it operates three reportable segments: (1) residential treatment division (“Residential”) (2) outpatient treatment division (“Outpatient”) and (3) youth treatment division (“Youth”). The Company has aggregated operations into three reportable segments based on the characteristics of the services provided. The reportable segments of Residential and Outpatient have not changed as a result of the consummation of the Bain Merger. A new reportable segment Youth has been formed after the Aspen Acquisition.

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

Residential—The Residential segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient, residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of December 31, 2006, the Residential segment provided substance abuse and behavioral health services to patients at 46 facilities located in 12 states.

Outpatient—The Outpatient segment provides strictly monitored medication, combined with psychosocial rehabilitation services on an outpatient basis to aid in the treatment of opiate and narcotic addictions. As of December 31, 2006, the Outpatient segment provided medication and counseling services to patients at 59 facilities located in 18 states.

Youth—The Youth segment provides a wide variety of therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. As of December 31, 2006, the Youth segment operates 32 educational facilities in 12 states and 1 in the United Kingdom and its offerings include boarding schools, experiential outdoor education programs, weight-loss residential high schools and summer weight-loss camps.

Corporate/Other—In addition to the three reportable segments as described above, the Company has activities classified as Corporate/Other which represent revenue and expenses associated with eGetgoing, an online internet startup and certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support) and stock option-based compensation expense that are not allocated to the segments.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments were as follows (in thousands):

	Successor	Predecessor
	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Net revenue:
Residential	$151,200	$12,693	$124,858	$86,551
Outpatient	84,404	7,125	83,847	78,925
Youth	15,200	—	—	—
Corporate/other	524	32	317	127

Total consolidated net revenue	$251,328	$19,850	$209,022	$165,603

Operating expenses:
Residential	$112,273	$9,112	$92,494	$67,405
Outpatient	56,905	4,447	53,011	49,955
Youth	16,136	—	—	—
Corporate/other	18,270	44,623	14,903	11,067

Total consolidated operating expenses	$203,584	$58,182	$160,408	$128,427

Income (loss) from operations:
Residential	$38,927	$3,581	$32,364	$19,146
Outpatient	27,499	2,678	30,836	28,970
Youth	(936)	—	—	—
Corporate/other	(17,746)	(44,591)	(14,586)	(10,940)

Total consolidated income (loss) from operations	$47,744	$(38,332)	$48,614	$37,176

Income (loss) from continuing operations before income taxes:
Total consolidated income (loss) from operations	$47,744	$(38,332)	$48,614	$37,176
Interest expense, net	(41,338)	(2,505)	(19,744)	(13,966)
Other financing costs	—	(10,655)	(2,185)	—
Other income	89	55	2,232	—

Total consolidated income (loss) from continuing operations before income taxes	$6,495	$(51,437)	$28,917	$23,210

Capital expenditures:
Residential	$8,181	$336	$7,533	$4,350
Outpatient	2,678	45	1,979	1,950
Youth	1,498	—	—	—
Corporate/other	1,832	30	1,968	1,029

Total consolidated capital expenditures	$14,189	$411	$11,480	$7,329

	December 31, 2006	December 31, 2005
	(Successor)	(Predecessor)
Total assets:
Residential	$545,110	$253,754
Outpatient	331,491	146,308
Youth	361,319	—
Corporate/other	50,868	24,092

Total consolidated assets	$1,288,788	$424,154

18.	QUARTERLY SUMMARY (Unaudited)

	Quarter Ended
	March 31(1)	June 30	September 30	December 31(2)
	(In thousands)
2006
Net Revenue	$58,452	$62,132	$65,500	$85,094
(Loss) Income from Operations	(30,839)	13,616	13,909	12,726
Net (Loss) Income	(37,968)	1,727	439	331
2005
Net Revenue	$44,478	$50,721	$55,878	$57,945
Income from Operations	9,883	12,192	13,710	12,829
Net Income	3,687	3,451	6,010	4,853

(1)	The quarter ended March 31, 2006 operating results is the mathematical addition of the operating results for January 2006 (“Predecessor Company”) to the operating results of the two months ended March 31, 2006 (“Successor Company”).

(2)	The quarter ended December 31, 2006 operating results includes the operating results of Aspen from November 17, 2006, acquisition date.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. Other Information

Not applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

All of our directors serve until a successor is duly elected and qualified or until the earlier of his death,` resignation or removal. Our executive officers are appointed and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
Dr. Barry W. Karlin	52	Chairman, Chief Executive Officer and President
Kevin Hogge	49	Chief Financial Officer, Vice President and Treasurer
Philip L. Herschman	59	President, Outpatient Treatment Division
Jerome E. Rhodes	49	President, Residential Treatment Division
Elliot Sainer	61	Director and President, Youth Treatment Division
Kathleen Sylvia	61	Executive Vice President of Business Development
Dr. Thomas J. Brady	54	Chief Medical Officer
Pamela B. Burke	39	Vice President, General Counsel and Secretary
General Barry R. McCaffrey (ret.)	64	Director
Steven Barnes	46	Director
John Connaughton	41	Director
Chris Gordon	34	Director

The following biographies describe the business experience of our executive officers and directors:

Dr. Barry W. Karlin, Chairman, Chief Executive Officer and President. Dr. Karlin has served as our chairman, chief executive officer and president since January 2002. From January 2002 to June 2003, Dr. Karlin also served as our secretary, treasurer and chief financial officer. Before our formation in January 2002, Dr. Karlin was the chairman and chief executive officer of eGetgoing, Inc. and CRC Health Corporation from May 2000 and November 2000, respectively, to January 2002. Dr. Karlin also served as chairman and chief executive officer of CRC Recovery, Inc., the general partner of The Camp Recovery Centers, L.P. from July 1995 to January 2001. From 1993 to 1995, Dr. Karlin acted as an independent consultant providing strategic consulting services to Fortune 100 companies. From 1992 to 1993, Dr. Karlin served as chairman and chief executive officer of Karlin and Collins, Inc., an emerging growth high-technology company which he founded. In 1990, Dr. Karlin joined Corporate Technology Partners, a venture capital firm specializing in the wireless communications industry, where he served as a general partner until 1992. From 1984 to 1990, Dr. Karlin served as chairman and chief executive officer of Navigation Technologies, Inc., a provider of maps for vehicle navigation. Dr. Karlin began his career as a strategy management consultant in 1981, first with Strategic Decisions Group and subsequently with Decision Processes, Inc. Dr. Karlin holds Ph.D. and M.S. degrees from Stanford University in the department of engineering economic systems, specializing in decision analysis, and a B.S. in electrical engineering from University of Witwatersrand in South Africa.

Kevin Hogge, Chief Financial Officer, Vice President and Treasurer. Mr. Hogge has served as our chief financial officer since June 2003. From September 1999 to June 2003, Mr. Hogge was the chief financial officer for Epoch Senior Living, Inc., an assisted living and skilled nursing company. From April 1996 to January 1999, he served as controller of the hospital division of Horizon/CMS Healthcare Corporation, a provider of specialty healthcare services, maintaining his position following the acquisition of this division by Regency Health Services, Inc. and the subsequent acquisition of Regency Health Services, Inc. by Sun Healthcare Group, Inc. From October 1992 to April 1996, Mr. Hogge worked as vice president of planning for Tenet Healthcare Corporation, an owner and operator of acute care hospitals and related healthcare services. Prior to working in healthcare, Mr. Hogge was a certified public accountant with Ernst & Whinney. Mr. Hogge holds a B.S. in accounting from Virginia Polytechnic Institute.

Philip L. Herschman, President, Outpatient Treatment Division. Mr. Herschman has served as the president of our outpatient treatment division since May 2002. From August 1993 to May 2002, Mr. Herschman served as chief executive officer of Behavioral Health Concepts, a national mental health management company which he founded in 1993. From 1984 to 1992, Mr. Herschman worked in operations and business development for Republic Health Corporation, a healthcare company, where he was responsible for implementing the company’s strategy of joint venturing its acute care hospitals with physician groups. During this time, Mr. Herschman was also responsible for the operations of three acute care hospitals with over 500 beds for OrNda Health Corp. Prior to OrNda/Republic, Mr. Herschman was a regional vice president of operations with Horizon Health Corporation, a multi-unit psychiatric management company. Mr. Herschman holds a Ph.D. in psychology from the University of California, Irvine and a B.A. from the University of California, San Diego.

Jerome E. Rhodes, President, Residential Treatment Division. Mr. Rhodes has served as the president of our residential treatment division since January 2004. From August 2003 to January 2004, he was president of our eastern division. From September 1993 to February 2003, Mr. Rhodes served as chief executive officer of Comprehensive Addiction Programs, Inc., a behavioral healthcare treatment company. We acquired Comprehensive Addiction Programs, Inc. in February 2003. From 1991 to 1993, Mr. Rhodes was the senior vice president of operations and from 1987 to 1991 he served as the senior vice president of acquisitions and development for Comprehensive Addiction Programs, Inc. From 1982 to 1987, Mr. Rhodes was the director of development for Beverly Enterprises, Inc., a publicly held nursing home company. From 1980 to 1982, Mr. Rhodes was the chief development consultant at Wilmot Bower and Associates, an architectural and development firm specializing in healthcare facilities. From 1978 to 1980, Mr. Rhodes was a project coordinator and analyst with Manor Care, Inc., a publicly held nursing home company. Mr. Rhodes holds a B.A. in business administration from Columbia Union College.

Elliot Sainer, Director and President, Youth Treatment Division. Mr. Sainer has served as a director and the president of our youth treatment division since November 2006. From 1998 to 2006, he served as chief executive officer of Aspen Education Group, Inc. We acquired Aspen Education Group, Inc. in November 2006. From 1991 to 1998, Mr. Sainer was Chief Executive Officer of College Health Enterprises. Mr. Sainer holds an M.B.A. in health care administration from George Washington University and a B.A. in Political Science from the University of Pittsburgh.

Kathleen Sylvia, Executive Vice President of Business Development. Ms. Sylvia has served as our executive vice president of business development since June 2003. From May 1995 to June 2003, Ms. Sylvia served as our chief operating officer. From January 1993 to May 1995, Ms. Sylvia was the executive director of The Camp Recovery Centers, L.P. From 1988 to 1993, Ms. Sylvia was the assistant administrator at National Medical Enterprise Hospitals and Community Psychiatric Centers. Ms. Sylvia holds a nursing degree from the University of California, Los Angeles, Harbor College, School of Nursing, a B.A. in sociology and anthropology from Old Dominion University and a masters of public administration from the University of Oklahoma.

Dr. Thomas J. Brady, Chief Medical Officer. Dr. Brady has served as our chief medical officer since October 2004. From June 1997 to October 2004, Dr. Brady held various positions with MHN, Inc., a mental and behavioral health services company, including acting corporate medical director from June 2003 through September 2003, and regional medical director from June 1997 to October 2004. From 1988 to 1999, Dr. Brady held various positions at St. Mary’s Medical Center in San Francisco, including chair of the department of psychiatry and medical director of Child and Adolescent Psychiatric Services, the Children’s Psychiatric Inpatient Unit and the Adolescent Day Treatment Center. Dr. Brady holds an M.B.A. from Golden Gate University, an M.D. from the University of Alabama, Birmingham School of Medicine, a B.S. in biology from the University of Alabama and a B.A. in psychology from the University of California, Berkeley. Dr. Brady is American Society of Addiction Medicine certified and board certified in General, Child and Adolescent and Forensic Psychiatry.

Pamela B. Burke, Vice President, General Counsel and Secretary. Ms. Burke has served as our vice president, general counsel and secretary since February 2005. Prior to joining us in February 2005, Ms. Burke was a partner at the law firm DLA Piper Rudnick Gray Cary US LLP, which she joined in September 1996. From September 1993 to April 1996, Ms. Burke worked for Deloitte & Touche in its National Tax Office. Ms. Burke received her B.A. in government from Cornell University and her J.D. from George Washington University.

General Barry R. McCaffrey (ret), Director. General McCaffrey has served as a director since August 2002. From March 2001 to the present, General McCaffrey has served as president of BR McCaffrey Associates, LLC, an international consulting firm. General McCaffrey served as the Director of the White House Office of National Drug Control Policy from March 1996 to March 2001, and as the Bradley Distinguished Professor of National Security Studies at the U.S. Military Academy from March 2001 to June 2005. General McCaffrey has also served as an analyst for NBC News since September 2001. During his time at the White House, General McCaffrey was a member of both the President’s Cabinet and the National Security Council for drug-related issues. General McCaffrey graduated from the U.S. Military Academy at West Point. He holds an M.A. in civil government from American University and attended the Harvard University National Security Program as well as the Business School Executive Education Program.

Steven Barnes, Director. Mr. Barnes has served as a director since February 2006. Mr. Barnes has been associated with Bain Capital since 1988 and has been a managing director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including chief executive officer of Dade Behring, Inc., president of Executone Business Systems, Inc. and president of Holson Burnes Group, Inc. Mr. Barnes currently serves on several boards including Unisource Worldwide, Inc., SigmaKalon Group BV, United Way, Make-A-Wish Foundation and Children’s Hospital Trust. Mr. Barnes received a B.S. from Syracuse University.

John Connaughton, Director. Mr. Connaughton has served as a director since February 2006. Mr. Connaughton has been a managing director of Bain Capital since 1997 and a member of the firm since 1989. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the consumer products and business services industries. Mr. Connaughton currently serves as a director of Hospital Corporation of America, M/C Communications, LLC, ProSiebenSat.1.Media AG, AMC Entertainment Inc., Sungard Data Systems Inc., Warner Music Group Corp., Warner Chilcott Corporation, Cumulus Media Partners, LLC, The Boston Celtics and Epoch Senior Living Inc. He also volunteers for a variety of charitable organizations, serving as a member of Children’s Hospital Board of Overseers, The Berklee College of Music Board of Trustees and UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

Chris Gordon, Director. Mr. Gordon has served as a director since February 2006. Mr. Gordon is a principal of Bain Capital and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company, Inc. and currently serves as a director of Hospital Corporation of America. Mr. Gordon received an M.B.A. from Harvard Business School where he was a Baker Scholar and graduated magna cum laude with an A.B. in economics from Harvard College.

Code of Conduct

We currently maintain a Code of Conduct that focuses on our responsibilities to our patients and the high standards of ethics that we require from all employees. This Code of Conduct is compliant with the requirements of our accrediting bodies, but it does not address all requirements of the Sarbanes-Oxley Act of 2002. In 2007, we intend to adopt a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions that is fully compliant with the requirements set forth in the Sarbanes-Oxley Act.

Section 16(a) Compliance

There is no established public trading market for our common stock. We are a wholly-owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock. CRC Health Group, Inc. is a privately held corporation.

Audit Committee

The audit committee selects the independent auditors to be nominated for election by the stockholders and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. The audit committee is currently composed of Steven Barnes and Chris Gordon. We currently have no designated “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The current members of our audit committee do, however, have significant experience both analyzing and working with financial statements of both public and private companies.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. In this section, we address the members and role of our compensation committee, our compensation setting process, our compensation philosophy and policies regarding executive compensation, the components of our executive compensation program and our compensation decisions for fiscal year 2006. We address the compensation paid or awarded during fiscal year 2006 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers in fiscal year 2006. We refer to these five executive officers as our named executive officers.

On February 6, 2006, we were acquired by private equity investments funds associated with Bain Capital Partners (the “Bain Merger”). We refer to Bain Capital Partners as our “Sponsor.” As discussed in more detail below, various aspects of the compensation of our named executive officers was negotiated and determined at the time of the Bain Merger. There is no established public trading market for our common stock. We are a wholly-owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock. CRC Health Group, Inc. is a privately held corporation. Our parent company’s outstanding capital stock consists of Class A common stock and Class L common stock. All references to options herein refer to options to purchase Class A common stock and Class L common stock of our parent company.

The Compensation Committee and Compensation Setting Practice

The compensation committee operates under a written charter adopted by our Board of Directors and has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of our executive officers and related duties. Compensation decisions are designed to promote our fundamental business objectives and strategy and align the interests of management with the interests of our stakeholders. Our chief executive officer works with senior management to evaluate employee performance, establish business performance targets and objectives and recommend salary levels and then presents cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. We have not engaged a compensation consultant or benchmarked our compensation against other companies to date but may consider doing so in the future. The Compensation Committee reviews these proposals and makes all final compensation decisions for the executive officers by exercising its discretion in accepting, modifying or rejecting any management recommendations.

The Board of Directors created a compensation committee in January 2007. The current members of the compensation committee are John Connaughton, Steven Barnes and Barry Karlin. 2007 was the first fiscal year in which the Compensation Committee reviewed and established annual executive compensation. In 2006, compensation decisions were performed by the whole Board of Directors.

Our Compensation Philosophy

Compensation decisions are designed to promote our fundamental business objectives and strategy and align the interests of management with the interests of our stakeholders. We believe that compensation should focus management on achieving strong short-term (annual) performance in a manner that supports and ensures CRC’s long-term success and profitability. We also believe that pay should be directly linked to performance and that pay should be at competitive levels necessary to attract and retain exceptional leadership talent. This philosophy has guided many compensation related decisions:

•	A substantial portion of executive officer compensation is contingent on achievement of objective corporate, division and individual performance objectives.

•

Our annual incentive bonus program and equity incentive bonus program emphasize performance-based compensation that promotes the achievement of short-term and long-term business objectives which are aligned with our long term strategic plan.

•

Total compensation is higher for individuals with greater responsibility and greater ability to influence CRC’s achievement of targeted results and strategy; further, as position and responsibility increases, a greater portion of the executive officer’s total compensation is performance based pay and equity based pay, making a significant portion of their total compensation dependent on the achievement of performance objectives.

Components of Executive Compensation Plan

In 2006, the principal elements of annual compensation for our named executive officers consisted of base salary and performance based incentive bonuses, long term equity incentive compensation and benefits.

Base Salary. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualification and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance, competitive salary practices. Further, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance based pay. Dr. Barry Karlin’s base salary was determined in his employment agreement which was negotiated at the time of the Bain Merger and is reviewed annually by the Compensation Committee. For all of our other named executive officers, base salary increases are at the discretion of the Compensation Committee. Base salary is reviewed annually at the beginning of the calendar year and any increases are based on CRC’s overall performance and the executive’s individual performance during the preceding year. At its January 2007 meeting, the compensation committee reviewed recommendations for salary adjustments for all executive officers. Aggregate base salaries for our named executives increased by 4% in 2007 compared to aggregate base salaries for 2006.

2006 Incentive Bonus Plan. Our 2006 Incentive Bonus Plan is designed to reward our employees for the achievement of 2006 EBITDA goals related to the business. EBITDA represents actual earnings before interest, taxes, depreciation and amortization and certain other adjustments as agreed upon with Bain Capital. The bonus payment for our chief executive officer is governed by his employment agreement and is wholly dependent on the achievement of certain EBITDA targets. Pursuant to his employment agreement, our target annual incentive bonus for our chief executive officer is 100% of his base salary in the event that our actual EBITDA is 100% of our budgeted EBITDA; he may earn an annual incentive bonus of up to a maximum 150% of his base salary in the event that our actual EBITDA is 110% of our budgeted EBITDA but also may earn nothing in the event that financial milestones are not achieved. Bonus payments for Kevin Hogge, Philip Herschman, Jerome Rhodes and

Kathleen Sylvia are based on our overall achievement of our EBITDA targets (target bonus assumes our actual EBITDA is 100% of budgeted EBITDA and the maximum bonus assumes that our actual EBITDA is 110% or greater than budgeted EBITDA) and individual contributions. These officers have a target annual incentive bonus of 35%-50% of base salary; they may earn a maximum annual incentive bonus of up to 52.5%-75% of base salary but may also earn nothing in the event our financial milestones are not achieved. If our actual EBITDA is less than 90% of our budgeted EBITDA, then the bonus pool is zero provided that the Compensation Committee may authorize bonuses in their sole discretion. In the event that our actual EBITDA for the year is less than 100% of our budgeted EBITDA but greater than 90% then the bonus pool will be prorated and all bonus payment amounts are in the discretion of the Board of Directors. Consistent with our focus on pay for performance, additional amounts can be earned when actual EBITDA exceeds our budgeted EBITDA. The Compensation Committee has determined that for the 2006 calendar year, actual EBITDA was 97.8% of budgeted EBITDA and, accordingly, bonus amounts were in the discretion of the Compensation Committee.

Equity Based Compensation. We believe that equity compensation is a critical tool in aligning the interests of our stockholders and executive officers in building share value and in retaining key executives. We have designed an equity plan that promotes the achievement of both short-term and long-term business objectives which are aligned with our strategic plan. We have elected to use stock options as the equity compensation vehicle.

As a result of the Bain Merger in February 2006, all options to purchase common stock held by employees as of February 6, 2006 fully vested and were cancelled in exchange for a single lump sum cash payment, which was treated as ordinary compensation, equal to (x) the excess, if any, of the merger consideration per share over the per share exercise price of such option, multiplied by (y) the number of shares of common stock covered by such option.

Upon consummation of the Bain Merger, our parent company established the 2006 Executive Incentive Plan and the 2006 Management Incentive Plan. These plans provide for the granting of either incentive stock options or nonincentive stock options to our key employees, directors, consultants and advisors. At the time of the closing of the Bain Merger, our executive officers and other managers and key employees were granted options pursuant to these plans. These grants were intended to cover the period between the grant date and December 31, 2011, absent promotions, exceptional performance or other unusual circumstances. In determining the number of options to be granted to employees, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance and the value of the stock options in relation to other elements of total compensation. All of our executive officers and generally any employee with profit and loss responsibility received options under the 2006 Executive Incentive Plan. Each option is an option to purchase a unit which consists of 9 shares of Class A Stock and one share of Class L Stock. The options are exercisable only for whole units and cannot be separately exercised for the individual classes of stock. The grant date of the stock options is always the date of approval of the grants.

All stock options under each of the 2006 Executive and Management Incentive Plans have the following features: the term of grant does not exceed 10 years, the grant price is not less than the fair market value on the date of grant, repricing of options is prohibited, unless approved by the shareholders, vesting is generally over a 5 year period and options generally will remain exercisable for three months following the participant’s termination of service other than for cause, except that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for twelve months, but in any event not beyond the expiration of its term. In general, options granted under the Executive Plan vest and become exercisable at the rate of 10% on the one year anniversary of the date of grant and 5% on each six-month anniversary thereafter until 50% of the options granted are vested. An additional 25% shall vest upon our stock price reaching a certain level during a sale event or at certain times after an initial public offering. An additional 25% shall vest over a five year time horizon upon our EBITDA reaching certain levels. In general, options granted under the Management Plan vest and become exercisable at the rate of 20% on the one year anniversary of the date of grant and 10% on each six-month anniversary thereafter until 100% of the options granted are vested.

CRC does not have a formal policy requiring stock ownership by management. However, our senior executives, including our named executive officers, have committed significant personal capital to CRC. In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of our management, including all of the named executive officers, converted options to purchase stock of our predecessor company into options to purchase stock of Holdings with an aggregate value of approximately $9.1 million.

Other Compensation Information. We provide employees, including our named executive officers, with a variety of other benefits, including medical, dental and vision plans, life insurance and holidays and vacation. These benefits are generally provided to employees on a company-wide basis. We do not offer any retirement plans to our directors or executive officers, other than the 401(k) plan generally available to employees. In accordance with the terms of the our 401(k) plan, we match, in cash, 25% of amounts contributed to that plan by each plan participant, up to 5% of eligible pay. The matching contribution made by us is subject to vesting, based on continued employment, with 25% scheduled to vest on each of the four anniversaries of the employee’s date of hire.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee’s compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Compensation Committee Report

The following report of the Compensation Committee is included in accordance with the rules and regulations of the Securities Exchange Commission. It is not incorporated by reference into any of our registration statements under the Securities Act of 1933.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the calendar year ended December 31, 2006.

Respectfully submitted on April 2, 2007 by the members of the Compensation Committee of the Board of Directors:

Dr. Barry Karlin

John Connaughton

Steven Barnes

2006 Summary Compensation Table

The following table summarizes the compensation paid to our chief executive officer, chief financial officer and our three other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the years ended December 31, 2006.

Name and Principal Position	Year*	Salary ($)(1)	Bonus ($)(2)	Stock Awards	Option Awards ($)(3)	Non-equity Incentive Plan Compensation(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)		Total ($)
Dr. Barry W. Karlin	2006	549,038	1,400,000	—	9,320,563	430,446	(5)	—	29,817	(6)	11,729,865
Chairman and Chief Executive Officer
Kathleen Sylvia	2006	245,394	26,000	—	657,980	69,827	(7)	—	4,782	(8)	1,003,983
Executive Vice President of Business Development
Philip L. Herschman	2006	270,961	450,000	—	2,342,409	73,431	(9)	—	2,752	(10)	3,139,554
President, Outpatient Treatment Division
Jerome E. Rhodes	2006	270,961	450,000	—	2,342,409	120,849	(11)	—	17,932	(12)	3,202,152
President, Residential Treatment Division
Kevin Hogge	2006	270,961	300,000	—	2,342,409	103,372	(13)	—	1,822	(14)	3,018,565
Chief Financial Officer, Vice President and Treasurer

NOTES TO TABLE:

*	Includes 11 months of “successor” company information following the Bain Merger and one month of “predecessor” company information prior to the Bain Merger.

(1)	Salaries reflect amounts earned in 2006. Salaries were adjusted at the time of the Bain Merger. Salaries for our named executive officers were negotiated at the time of the Bain Merger and were effective as of February 6, 2006. The salaries for our named executive officers are: (1) Dr. Barry Karlin—$575,000, (ii) Kathleen Sylvia—$246,750, (iii) Philip Herschman—$275,000, (iv) Jerome Rhodes—$275,000, and Kevin Hogge—$275,000.

(2)	Amounts listed under this column reflect one time performance bonuses made in connection with the Bain Merger.

(3)	The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with FAS 123R. These costs relate to option awards granted in February 2006 under the 2006 Executive Incentive Plan. Under SFAS 123R, the full grant date fair value of the February 2006 option awards is recognized over a 5 year period. For a discussion of the assumptions made in the valuation, please see Note 13 to our Consolidated Financial Statements.

(4)	The amounts in this column are the amounts for 2006 incentive bonus plan which will be paid out in early April 2007 upon completion of our 2006 audit. Bonuses paid pursuant to the 2006 Incentive Bonus Plan are accrued in the fiscal year earned and paid in the following fiscal year.

(5)	Represents a 2006 annual incentive bonus of $430,446, which will be paid in April 2007.

(6)	Represents $12,500 for premium costs on a life insurance policy for which the beneficiaries are his family, $14,122 in medical, dental and vision contributions, and $3,195 in company contributions pursuant to our 401(k) Plan for 2006.

(7)	Represents a 2006 annual incentive bonus of $69,827, which will be paid in April 2007.

(8)	Represents $1,831 in medical, dental and vision contributions and $2,951 in company contributions pursuant to our 401(k) Plan for 2006.

(9)	Represents a 2006 annual incentive bonus of $73,431, which will be paid in April 2007.

(10)	Represents $2,752 in company contributions pursuant to our 401(k) Plan for 2006.

(11)	Represents a 2006 annual incentive bonus of $120,849, which will be paid in April 2007.

(12)	Represents $10,400 in car allowance and $7,532 in company contributions pursuant to our 401(k) Plan for 2006.

(13)	Represents a 2006 annual incentive bonus of $103,372, which will be paid in April 2007.

(14)	Represents $1,822 in company contributions pursuant to our 401(k) Plan for 2006.

Grants of Plan-Based Awards in 2006

The following table contains information concerning grants of plan-based awards to our named executive officers during 2006:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date(3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Barry Karlin	1/1/06	0	549,038	823,557	—	—	—	—	—	—	—
	2/6/06	—	—	—	169,172	169,172	169,172	—	—	90.00	9,320,563
Kathleen Sylvia	1/1/06	0	85,888	128,832	—	—	—	—	—	—	—
	2/6/06	—	—	—	11,942	11,942	11,942	—	—	90.00	657,980
Philip Herschman	1/1/06	0	135,481	203,222	—	—	—	—	—	—	—
	2/6/06	—	—	—	42,515	42,515	42,515	—	—	90.00	2,342,409
Jerome Rhodes	1/1/06	0	135,481	203,222	—	—	—	—	—	—	—
	2/6/06	—	—	—	42,515	42,515	42,515	—	—	90.00	2,342,409
Kevin Hogge	1/1/06	0	135,481	203,222	—	—	—	—	—	—	—
	2/6/06	—	—	—	42,515	42,515	42,515	—	—	90.00	2,342,409

NOTES TO TABLE:

(1)	Amounts reflect the cash awards to the named executive officers pursuant to our 2006 Incentive Bonus Plan which is based on the achievement of the EBITDA targets for the period January 1, 2006 through December 31, 2006. The threshold amount equals 90% of achievement of the target and the Target amount equals 100% of achievement of the target. The Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA.

(2)	Option awards to the named executive officers were issued pursuant to the 2006 Executive Incentive Plan. See “Outstanding Equity Awards of 2006 Fiscal Year End.”

(3)	The grant date provided is the date that the plan year began for the 2006 Incentive Bonus Plan.

(4)	The exercise price is equal to the fair market value per Unit on the date that the stock option was granted. As more fully discussed in the Compensation Discussion and Analysis, each option is an option to purchase one Unit consisting of 9 shares of Class A Stock and one share of Class L Stock.

(5)	The grant date fair value was calculated in accordance with SFAS 123R. Under SFAS 123R, the full grant date fair value of the February 2006 option awards is recognized over a 5 year period. For a discussion of the assumptions made in the valuation, please see Note 13 to our Consolidated Financial Statements.

The material terms of our stock option awards, 2006 Annual Incentive Bonus Plan and our employment agreement with Dr. Barry Karlin are described in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End 2006

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2006.

	Option Awards(1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Barry Karlin	22,855	(2)(3)	146,317	(2)	—	90.00	2/6/16	—	—	—	—
	61,554	(4)	—		—	8.77	12/14/14	—	—	—	—
Kathleen Sylvia	1,613	(2)(3)	10,329		—	90.00	2/6/16	—	—	—	—
	6,155	(4)	—		—	8.77	12/14/14	—	—	—	—
Philip Herschman	5,743	(2)(3)	36,771	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	5,743	(2)(3)	36,771	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Kevin Hogge	5,743	(2)(3)	36,771	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14

NOTES TO TABLE:

(1)	All information in this table relates to nonqualified stock options. We have not granted any incentive stock options or stock appreciation rights. Each option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and one share of Class L Common Stock.
(2)	Option issued pursuant to the 2006 Executive Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to such plan, options vest as follows: (i) fifty percent of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting on February 6, 2007, one year from the date of grant, and 10% of the remaining balance vesting every 6 months thereafter, (ii) twenty-five percent of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis and (iii) the remaining twenty-five percent (the Tranche 3 Options) of the option is performance based and vests on the attainment of certain annual goals for the Company during the 5 year period beginning January 1, 2006, as discussed in the Compensation Discussion and Analysis.
(3)	Vested options represents 20% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(4)	Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in Holdings. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.

Option Exercises and Stock Vested in 2006

The following table sets forth information about stock options exercised by the named executives in fiscal year 2006 and stock awards that vested or were paid in fiscal year 2006 to the named executives.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dr. Barry Karlin	—	4,371,247	—	—
Kathleen Sylvia	—	1,148,751	—	—
Philip Herschman	—	951,195	—	—
Jerome Rhodes	—	970,923	—	—
Kevin Hogge	—	970,923	—	—

(1)	In connection with the Bain Merger, options held by our named executive officers were cancelled and the named executive officers received an aggregate value equal to product of (i) the total number of options cancelled and (ii) the fair market value per share of common stock less the exercise price.

Pension Benefits

None of the Named Executive Officers receive nonqualified deferred compensation benefits.

Potential Payments Upon Termination or a Change in Control

Employment Agreement

Pursuant to our employment agreement with Dr. Karlin, in the event of Dr. Karlin’s termination without cause or his resignation for good reason (both defined in his employment agreement), we must pay Dr. Karlin a lump sum equal to his base salary for a period of 36 months and provided further that if Dr. Karlin signs a general release of all claims, we shall also pay to Dr. Karlin for a period of 18 months all premiums due for COBRA premiums for Dr. Karlin and his insured dependents, all premiums relating to our group disability plan and all premiums relating to his life insurance policy, an aggregate amount of approximately $1.775 million calculated as of December 31, 2006. In the event of a termination due to death, disability or cause or if Dr. Karlin resigns without good reason, we must pay Dr. Karlin any base salary earned but not paid through the date of termination, any vacation time accrued but not used through the date of termination, any bonus compensation earned but unpaid on the date of termination and any business expenses incurred but un-reimbursed on the date of termination.

We have no employment agreement with Kevin Hogge, Kathleen Sylvia, Philip Herschman or Jerome Rhodes.

2006 Annual Incentive Bonus Plan

An employee is only eligible to receive a bonus pursuant to the 2006 Annual Incentive Bonus plan if such employee is an employee of CRC or a subsidiary of CRC at the time of completion of our annual audit (typically in early April).

Stock Options

In general, option grants under the Executive Plan stipulate that in the event of a change in control of Holdings in which Bain Capital achieves liquidity, up to 100% of the options will vest; provided however, that options that did not vest in years prior to the change of control because of the failure to attain the EBITDA targets do not vest upon the change of control. In general, option grants under the Management Plan stipulate that in the event of a change in control of Holdings in which Bain Capital achieves liquidity, up to 100% of the options will vest. In the event of a change of control in which Bain Capital does not achieve liquidation, options issued to our executive officers will fully vest in the event that there is a termination or constructive termination of employment of the executive within 12 months after the change in control.

The successor entity may assume or continue in effect options outstanding under the Executive Plan or Management Plan or substitute substantially equivalent options for the successor’s stock. Any options which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control. The Executive Plan and Management Plan also authorize the administrator to treat as satisfied any vesting condition in the event of a change of control.

Restrictions Upon Termination or a Change of Control

During the course of employment and for a period of 18 months following the end of employment, Dr. Karlin may not participate in any other chemical or alcohol dependency business or any behavioral health business in a field in which we have plans to become engaged. For the same period, Dr. Karlin may also not solicit any of our employees, customers, referral sources or suppliers.

Director Compensation

None of our directors except General Barry McCaffrey receive compensation for serving as a director. The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. The following table contains compensation received by General Barry McCaffrey during the year ended December 31, 2006 for serving as a director of, and providing consulting services to, CRC and Holdings.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
General Barry McCaffrey	120,000	(1)	—	82,523	(2)	—	—	—	202,523

NOTES TO TABLE:

(1)	General McCaffrey receives a salary of $10,000 per month for consulting services rendered to us. He does not receive cash payments for attendance at board meetings.

(2)	On May 3, 2006, General McCaffrey was granted options under the 2006 Executive Plan to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock, with an exercise price of $1 per share of Class A common stock and $9 per share of Class L common stock. The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with SFAS 123R. These costs relate to option awards granted in February 2006 under the 2006 Executive Incentive Plan. Under SFAS 123R, the full grant date fair value of the February 2006 option awards is recognized over a 5 year period. For a discussion of the assumptions made in the valuation, please see Note 13 to our Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Barnes and Karlin. Dr. Barry Karlin is the chief executive officer of CRC and the Group. Messrs. Connaughton and Barnes have not been at any time an officer or employee of CRC or an affiliate of CRC. During 2006, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

All of our outstanding common stock is held by our parent company. Our parent company’s outstanding capital stock consists of Class A common shares and Class L common shares.

The table below sets forth, as of December 31, 2006, the number and percentage of shares of our parent company’s common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of common stock of our parent company, (ii) each of our directors, (iii) each of our named executive officers and (iv) all our directors and executive officers as a group.

Notwithstanding the beneficial ownership of common stock presented below, our stockholders agreement governs the stockholders exercise of their voting rights with respect to election of directors and certain other material events. The parties to our stockholders agreement have agreed to vote their shares to elect the board of directors as set forth therein. In addition, our stockholders agreement governs certain stockholders’ exercise of voting rights with respect to effecting a change of control transaction. See “Certain Relationships and Related Party Transactions.”

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o CRC Health Corporation, 20400 Stevens Creek Boulevard, Suite 600, Cupertino, California 95014.

Name and Address	Shares of Class A Common Stock	Percent of Class A Common Stock	Shares of Class L Common Stock	Percent of Class L Common Stock
Bain Capital Partners VIII, L.P. and Related Funds(1)	32,547,498.77	95.6%	3,616,388.75	95.6%
Dr. Barry W. Karlin(2)	759,691.88	2.2%	84,410.21	2.2%
Kathleen Sylvia(3)	69,920.56	*	7,768.95	*
Philip L. Herschman(4)	151,414.08	*	16,823.79	*
Jerome E. Rhodes(5)	151,414.08	*	16,823.79	*
Kevin Hogge(6)	151,414.08	*	16,823.79	*
Barry R. McCaffrey	1,815.13	*	201.68	*
Elliot Sainer	54,787.20	*	6,087.47	*
Steven Barnes(7)	—	—	—	—
John Connaughton(7)	—	—	—	—
Chris Gordon(7)	—	—	—	—
All directors and executive officers as a group	1,396,320	4.1%	155,146	4.1%

*	indicates less than 1% of common stock
(1)	Represents shares owned by the following groups of investment funds affiliated with Bain Capital Partners, LLC: (i) 27,861,389.88 shares of Class A common stock and 3,095,709.94 shares of Class L common stock owned by Bain Capital Fund VIII, LLC, a Delaware limited liability company (“BCF VIII”), whose sole member is Bain Capital Fund VIII, L.P., a Cayman Islands exempted limited partnership (“BCF VIII Cayman”), whose sole general partner is Bain Capital Partners VIII, L.P., a Cayman Islands exempted limited partnership (“BCP VIII”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”); (ii) 3,666,862.04 shares of Class A common stock and 407,429.12 shares of Class L common stock owned by Bain Capital VIII Coinvestment Fund, LLC, a Delaware limited liability company (“BC VIII Coinvest”), whose sole member is Bain Capital VIII Coinvestment Fund, L.P., a Cayman Islands exempted limited partnership (“BC VIII Coinvest Cayman”), whose sole general partner is BCP VIII; (iii) 10,287.59 shares of Class A common stock and 1,143.08 shares of Class L common stock owned by BCIP Associates-G (`BCIP-G”), whose managing partner is BCI; (iv) 787,645.94 shares of Class A common stock and 69,256.98 shares of Class L common stock owned by BCIP Associates III, LLC, a Delaware limited liability company (“BCIP IIP”), whose manager is BCIP Associates III, a Cayman Islands partnership (“BCIP III Cayman”), whose managing partner is BCI; (v) 118,584 shares of Class A common stock and 31,435.32 shares of Class L common stock owned by BCIP T Associates III, LLC a Delaware limited liability company (“BCIP T III”), whose manager is BCIP Trust Associates III, a Cayman Islands partnership (“BCIP T III Cayman”), whose managing partner is BCI; (vi) 65,975.32 shares of Class A common stock and 9,482.95 shares of Class L common stock owned by BCIP Associates III-B, LLC, a Delaware limited liability company (`BCIP III-B”), whose manager is BCIP Associates III-B, a Cayman Islands partnership (“BCIP III-B Cayman”), whose managing partner is BCI and (vii) 36,754 shares of Class A common stock and 1,931 shares of Class L common stock owned by BCIP T Associates III-B, LLC, a Delaware limited liability company (“BCIP T III-B” and together with BCF VIII, BC VIII Coinvest, BCIP-G, BCIP III, BCIP T III and BCIP III-B, the “Bain Funds”), whose manager is BCIP Trust Associates III-B, a Cayman Islands partnership (“BCIP T III-B Cayman”), whose sole general partner is BCI.

BCF VIII Cayman, BCP VIII and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCF VIII. BCF VIII Cayman, BCP VIII and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCF VIII Coinvest Cayman, BCP VIII and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCP VIII Coinvest. BCF VIII Coinvest Cayman, BCP VIII and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIP-G. BCI disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIP III Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIP III. BCIP III Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIP T III Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIP T III. BCIP T III Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIP III-B Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIP III-B. BCIP III-B Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

BCIP T III-B Cayman and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by BCIP T III-B. BCIP T II1-B Cayman and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

(2)	Represents options to purchase 84,410.21 Units consisting of 759,691.88 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 84,410.21 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(3)	Represents options to purchase 7,768.95 Units consisting of 69,920.56 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 7,768.95 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(4)	Represents options to purchase 16,823.79 Units consisting of 151,414.08 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 16,823.79 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(5)	Represents options to purchase 16,823.79 Units consisting of 151,414.08 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 16,823.79 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(6)	Represents options to purchase 16,823.79 Units consisting of 151,414.08 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 16,823.79 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(7)	Represents options to purchase 201.68 Units consisting of 1,815.13 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 201.68 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(8)	Mr. Barnes, Mr. Connaughton and Mr. Gordon are each a managing director or principal of Bain Capital Partners, LLC. They disclaim any beneficial ownership of any shares beneficially owned by any entity affiliated with Bain Capital Partners, LLC in which they do not have a pecuniary interest. Mr. Barnes, Mr. Connaughton and Mr. Gordon each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2006 under our 2006 Executive Incentive Plan and our 2006 Management Incentive Plan, the number of shares of our Class A common stock and Class L common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. Both the 2006 Executive Incentive Plan and our 2006 Management Incentive Plan have been approved by our shareholders.

	(a)				(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights				Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Class A common stock		Class L common stock		Class A common stock	Class L common stock	Class A common stock	Class L common stock
2006 Executive Incentive Plan	5,319,978	(1)	591,108	(1)	$0.82	$65.03	(2)	(2)
2006 Management Incentive Plan	359,524		39,947		$1.00	$81.00	(2)	(2)
Equity compensation plans not approved by security holders	—		—		—	—	—	—

(1)	This amount consists of 1,184,808 shares of Class A common stock and 131,647 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 4,135,169 shares of Class A common stock and 459,463 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.

(2)	The number of securities remaining available for future issuance under either the 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 879,357 shares of Class A common stock and 97,706 shares of Class L common stock.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to our Compliance Code Manual, all employees and directors (including our named executive officers) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. If the conflict involves a director or executive officer or is considered material, the situation will be reviewed by the Audit Committee. The Audit Committee will determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict.

Arrangements with Our Investors

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC and certain members of our management entered into a stockholders agreement related to the purchase of shares of capital stock of Holdings. The stockholders agreement contains agreements among the parties with respect to the election of our directors and the directors of our direct parent company, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of our directors, Steven Barnes, John Connaughton and Chris Gordon hold the position of managing director or principal with Bain Capital Partners, LLC.

Rollover of Certain Management Equity Interests

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of our management converted options to purchase stock of our predecessor company into options to purchase stock of Holdings with an aggregate value of approximately $9.1 million. Dr. Barry W. Karlin, Jerome E. Rhodes, Kevin Hogge, Philip L. Herschman, Kathleen Sylvia, Dr. Thomas J. Brady and Pamela B. Burke converted options with a value of $5.0 million, $0.9 million, $0.9 million, $0.9 million, $0.5 million, $185,000 and $125,000, respectively.

In connection with the closing of the Aspen Acquisition on November 17, 2006 and pursuant to a rollover and subscription agreement, certain employees of Aspen Education Group, Inc. converted options to purchase stock of Aspen Education Group, Inc. into options to purchase stock of the Group with an aggregate value of approximately $1.8 million. Mr. Elliot Sainer converted options with a value of $0.6 million.

Management Agreement

Upon the consummation of the Bain Merger, we and our parent companies entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million, and reimbursement for out-of-pocket expenses incurred in connection with the Transactions prior to the closing of the Transactions and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Transactions. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of Holdings, we may terminate the management agreement and buy out our remaining obligations under the agreement to Bain Capital Partners, LLC and its affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. In connection with the Aspen Acquisition and the related amending and restating of our then existing senior secured credit facility, an affiliate of Bain Capital Partners, LLC received aggregate transaction fees of $3,200,000. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates.

Director Independence

CRC is a privately held corporation. None of our directors meet the standards for “independent directors” of a national stock exchange.

ITEM 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2006 and December 31, 2005, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees(1)	$1,331,000	$794,000
Audit-Related Fees(2)	409,000	962,000
Tax Fees(3)	—	38,000
All Other Fees(4)	—	—

Total Fees	$1,741,000	$1,794,000

(1)	Audit Fees billed in the fiscal year ended December 31, 2006 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings. Audit Fees billed in the fiscal year ended December 31, 2005 represented fees for the following services: the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements, consents and other services related to SEC matters.

(2)	Audit-Related Fees billed in the fiscal year ended December 31, 2006 represented fees for the following services: due diligence related to mergers and acquisitions and financial accounting and reporting consultations. Audit-Related Fees billed in the fiscal year ended December 31, 2005 represented fees for the services related to a private offering memorandum.

(3)	The Company did not incur any Tax Fees for the year ended December 31, 2006. Tax Fees for the year ended December 31, 2005 represented fees for tax compliance and consultations for federal and state income taxes.

(4)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2006 and 2005.

The audit committee was formed in May 2006. All audit and non-audit services performed after such date have been pre-approved by the audit committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under Item 8 – “Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules:

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is presented in the consolidated financial statements and the notes thereto in Item 8 above.

(c) Exhibit Index

2.1	Agreement and Plan of Merger among CRCA Holdings, Inc., CRCA Merger Corporation and CRC Health Group, Inc. dated as of October 8, 2005 (incorporated by reference to Exhibit 2.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

2.1a	Agreement and Plan of Merger dated as of September 22, 2006, by and among Aspen Education Group, Inc., Frazier Healthcare II, L.P., as Shareholders’ Representative, Madrid Merger Corporation and CRC Health Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 333-135172) filed September 28, 2006)

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1	Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4 % Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.1a	First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3 / 4 % Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1b	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1c	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1d	Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016

4.2	Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006)

10.1	Credit Agreement, dated as of February 6, 2006, by and among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., Citibank, N.A., the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1a	Amendment No. 1 to Credit Agreement, dated as of May 19, 2006 among CRC Intermediate Holdings, Inc., CRC Health Corporation and Citibank, N.A. in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1b	AMENDMENT AGREEMENT, dated as of November 17, 2006 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors, as defined therein, and Citibank, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006

10.1c	AMENDED AND RESTATED CREDIT AGREEMENT (“Agreement”) entered into as of November 17, 2006, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent.

10.2	Security Agreement, dated as of February 6, 2006, between CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.2a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein

10.2b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein

10.2c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein.

10.2d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein.

10.2e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein.

10.3	Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.3a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent.

10.3b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent.

10.3c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent.

10.3d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent.

10.3e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower , as defined herein and Citibank, N.A., as Administrative Agent.

10.4	Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.5	Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.6	Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.7	Form of Executive Letter Agreement re: Fair Market Value Determination of Shares dated February 6, 2006 (incorporated by reference to Exhibit 10.7 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8	2006 Executive Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8a	2006 Executive Incentive Plan of CRC Health Group, Inc., as amended*

10.9	2006 Management Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.9 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.9a	2006 Management Incentive Plan of CRC Health Group, Inc., as amended*

10.10	Form of Senior Executive Option Certificate (incorporated by reference to Exhibit 10.10 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.10a	Form of 2007 Senior Executive Option Certificate, as amended*

10.11	Form of Executive Option Certificate (incorporated by reference to Exhibit 10.11 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.11a	Form of 2007 Executive Option Certificate, as amended*

10.12	Form of Management Time Vesting Option Certificate (incorporated by reference to Exhibit 10.12 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.13	Form of Substitute Option Certificate (incorporated by reference to Exhibit 10.13 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.14	Rollover and Subscription Agreement, dated as of February 6, 2006, between CRCA Holdings, Inc. and the investors in CRC Health Group, Inc. listed therein (incorporated by reference to Exhibit 10.14 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.15	EMPLOYMENT AGREEMENT dated as of February 1, 2004, between Aspen Education Group, Inc. and Elliot A. Sainer*

10.16	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of November 17, 2006, made and entered into by and between Aspen Education Group, Inc. and Elliot A Sainer*

12	Statement of Computation of Ratio of Earnings to Fixed Charges ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.
†	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2007

CRC HEALTH CORPORATION
(Registrant)

By	/S/ KEVIN HOGGE
Kevin Hogge, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 2, 2007.

Signature	Title

Principal Executive Officer: /s/ DR. BARRY W. KARLIN Dr. Barry W. Karlin	Chairman, Chief Executive Officer and President

Principal Financial and Accounting Officer:

/s/ KEVIN HOGGE Kevin Hogge	Chief Financial Officer

/s/ STEVEN BARNES Steven Barnes	Director

/s/ JOHN CONNAUGHTON John Connaughton	Director

/s/ CHRIS GORDON Chris Gordon	Director

/s/ BARRY R. MCCAFFREY Barry R. McCaffrey	Director

/s/ ELLIOT SAINER Elliot Sainer	Director