Form 10-Q
period 2007-03-31
CRC Health CORP
filed 2007-05-15
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

There is no market for the registrant’s equity. The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of May 10, 2007 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; our substantial indebtedness, changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations, attempts by local residents to force our closure or relocation, the potentially difficult, unsuccessful or costly integration of recently acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 2, 2007, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2007 AND DECEMBER 31, 2006

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,166	$4,206
Accounts receivable, net of allowance for doubtful accounts of $8,851 in 2007 and $8,235 in 2006	32,441	33,805
Prepaid expenses	7,615	7,675
Other current assets	2,395	2,261
Income taxes receivable	8,666	6,496
Deferred income taxes	7,226	7,052

Total current assets	61,509	61,495
PROPERTY AND EQUIPMENT—Net	98,409	94,976
GOODWILL	703,480	702,425
INTANGIBLE ASSETS—Net	398,039	400,714
OTHER ASSETS	27,848	29,178

TOTAL ASSETS	$1,289,285	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,540	$6,714
Accrued liabilities	27,608	34,827
Current portion of long-term debt	19,205	10,743
Other current liabilities	28,943	27,941

Total current liabilities	81,296	80,225

LONG-TERM DEBT—Less current portion	617,842	615,785
OTHER LONG-TERM LIABILITIES	2,310	5,526
DEFERRED INCOME TAXES	147,315	149,827

Total liabilities	848,763	851,363

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST	157	251

STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2007 and December 31, 2006
Additional paid-in capital	434,734	433,652
Retained earnings	5,631	3,522

Total stockholder’s equity	440,365	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,289,285	$1,288,788

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED M ARCH 31, 2007 (SUCCESSOR), TWO MONTHS ENDED MARCH 31, 2006 (SUCCESSOR) AND ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2007	Two Months Ended March 31, 2006	One Month Ended January 31, 2006
NET REVENUE:
Net client service revenue	$106,482	$37,810	$19,360
Other revenue	1,448	792	490

Net revenue	107,930	38,602	19,850

OPERATING EXPENSES:
Salaries and benefits	55,308	18,494	9,265
Supplies, facilities and other operating costs	30,736	10,319	4,561
Provision for doubtful accounts	1,503	837	285
Depreciation and amortization	5,292	1,459	361
Acquisition related costs	—	—	43,710

Total operating expenses	92,839	31,109	58,182

INCOME (LOSS) FROM OPERATIONS	15,091	7,493	(38,332)
INTEREST EXPENSE, NET	(14,989)	(6,316)	(2,505)
OTHER FINANCING COSTS	—	—	(10,655)
OTHER (LOSS) INCOME	(349)	566	55

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(247)	1,743	(51,437)
INCOME TAX (BENEFIT) EXPENSE	(101)	718	(12,444)
MINORITY INTEREST IN LOSS OF A SUBSIDIARY	(100)	—	—

NET (LOSS) INCOME	$(46)	$1,025	$(38,993)

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (SUCCESSOR), TWO MONTHS ENDED MARCH 31, 2006 (SUCCESSOR) AND ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2007	Two Months Ended March 31, 2006	One Month Ended January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(46)	$1,025	$(38,993)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,292	1,459	361
Write-off of debt discount and capitalized financing costs	—	—	10,655
Amortization of debt discount and capitalized financing costs	1,095	535	162
Loss (gain) on interest rate swap agreement	306	(567)	(55)
(Gain) loss on disposition of property	(10)	(3)	(1)
Provision for doubtful accounts	1,503	837	285
Stock-based compensation	1,088	628	17,666
Deferred income taxes	(442)	(258)	—
Minority interest	(100)	—	—
Changes in current assets and liabilities:
Accounts receivable	(139)	(1,771)	(1,271)
Income taxes receivable	102	788	(9,041)
Accounts payable	(1,174)	24	(2,997)
Accrued liabilities	(7,223)	(24,488)	25,641
Income taxes payable	—	—	(3,384)
Other working capital accounts	(206)	2,457	842
Other assets and liabilities	198	81	1,331

Net cash provided by (used in) operating activities	244	(19,253)	1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(5,975)	(1,291)	(316)
Proceeds from sale of property and equipment	26	3	1
Acquisition of business, net of cash acquired	(1,082)	—	—
Prior period acquisition adjustments	(226)	—	—
Payment of purchase price to former shareholders	—	(429,190)	—

Net cash used in investing activities	(7,257)	(430,478)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	—	294,475	—
Payment of transaction related costs	—	(5,354)	—
Stock options exercised	—	—	7
Debt financing costs	(15)	(22,105)	(547)
Net borrowings (repayments) under revolver line of credit	7,400	(4,500)	(5,000)
Proceeds from issuances of long-term debt	—	442,022	—
Repayment of long-term debt	(1,412)	(253,975)	—

Net cash provided by (used in) financing activities	5,973	450,563	(5,540)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,040)	832	(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,206	423	5,077

CASH AND CASH EQUIVALENTS—End of period	$3,166	$1,255	$423

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable in conjunction with the addition of property and equipment	$—	$312	$95
Payable in conjunction with acquisition contingent consideration	$1,094	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,521	$3,938	$1,336

Cash paid for income taxes, net of refunds	$240	$189	$—

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

CRC Health Corporation (the “Company” or “We”) is a wholly owned subsidiary of CRC Health Group, Inc. referred to as (the “Group”) or (the “Parent”). The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and behavioral disorder treatment services through residential and outpatient treatment facilities, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division. As of March 31, 2007, we operated 104 residential and outpatient treatment facilities in 23 states and treated approximately 24,500 patients per day. As of March 31, 2007, our youth treatment division operated programs at 35 facilities in 12 states and 1 in the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The date of the Bain Merger was February 6, 2006 but for accounting purposes and to coincide with its normal financial closing, the Company has utilized February 1, 2006 as the effective date. As a result, the Company has reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company (“Predecessor”) and for all periods from and subsequent to February 1, 2006 as those of the Successor Company (“Successor”) due to the resulting change in the basis of accounting.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim financial information. The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries, and, for the periods through January 31, 2006, CRC Health Group, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007, its results of operations for the three months ended March 31, 2007, two months ended March 31, 2006 and one month ended January 31, 2006, and its cash flows for the three months ended March 31, 2007, two months ended March 31, 2006 and one month ended January 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.

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

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter 2008. The Company is currently determining whether fair value is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in income tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 7 for additional information, including the effects of adoption on the Company’s condensed consolidated balance sheet.

3.	ACQUISITIONS

2007 Acquisitions

In the three months ended March 31, 2007, the Company completed one acquisition and paid total cash consideration of approximately $1.1 million, including acquisition related expenses. The acquisition is intended to provide expansion of its youth services into new geographic regions in the United States. The Company recorded $1.2 million of goodwill none of which is expected to be deductible for tax purposes. The goodwill was assigned to the youth segment.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Under purchase accounting the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the results of operations in the condensed consolidated statements of operations of the acquisition from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material.

Prior Period Acquisitions

In connection with an acquisition closed in October 2005, the Company is obligated to make certain additional payments in the amount of up to $2.0 million upon the achievement of certain performance milestones for the year ending October 7, 2007. As of May 11, 2007, the entity has achieved a pro-rata portion of the second year performance milestones and as a result the Company recorded additional goodwill and a liability of $0.6 million, respectively. Any additional payments earned will be paid by the Company in the fourth quarter of 2007.

Certain acquisition agreements acquired in the Aspen Acquisition (as defined below) contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the entity’s operations exceed negotiated benchmarks. As a result of one of the entities exceeding the benchmark, the Youth segment recorded additional goodwill and a liability of $1.1 million, respectively. The additional consideration consists of a combination of cash and notes payable issued to the seller. The Company expects the cash payment to be made in the third quarter of 2007.

Aspen Acquisition— In November 2006, the Company acquired substantially all the outstanding capital stock of Aspen Education Group, Inc., a California corporation (“Aspen Education Group”) for approximately $273.9 million in cash purchase price consideration, the assumption of approximately $20.6 million of indebtedness as defined per the merger agreement (includes the buy-out of minority interest of $4.2 million), and the payment of costs associated with the acquisition and the related financing of approximately $1.5 million and $10.8 million respectively. Aspen Education Group provides educational services to youth who have demonstrated behavioral issues that have interfered with their performance in school and life. Aspen Education Group offers its programs through its residential division (boarding schools), outdoor division (outdoor education programs) and health living division (weight management programs for children and teenagers). Among other benefits, the Aspen Acquisition offers multiple revenue and cost synergies. The Aspen Acquisition further enhances the Company’s private pay mix and business diversification, thereby reducing business risk from any one aspect of the Company’s operations. In addition, the Company is expected to benefit from increased cross-referral opportunities.

The acquisition was accounted for as a purchase and accordingly, the purchase consideration was allocated to the assets and liabilities based on their relative fair values. The consideration remaining was allocated to the Company’s intangible assets with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangible assets with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly.

Bain Merger—On February 6, 2006, investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) acquired Health Group for a total cash consideration of approximately $742.3 million (including acquisition and financing transactions related fees and expenses of $28.5 million). As a result of the acquisition, Bain Capital received control of the Company.

The acquisition was accounted for as a purchase and accordingly, the purchase consideration was allocated to the assets and liabilities based on their relative fair values. The consideration remaining was allocated to the Company’s intangible assets with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangible assets with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly.

4.	BALANCE SHEET COMPONENTS

Balance sheet components at March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Other assets:
Capitalized financing costs—net	$25,893	$26,899
Deposits	862	1,078
Note receivable and accrued interest	1,093	1,201

Total other assets	$27,848	$29,178

Accrued liabilities:
Accrued payroll and related expenses	$10,842	$13,227
Accrued vacation	6,057	5,376
Accrued interest	3,823	9,288
Accrued expenses	6,886	6,936

Total accrued liabilities	$27,608	$34,827

Other current liabilities:
Deferred revenue	$19,307	$15,343
Other liabilities	1,865	5,434
Client deposits	5,720	4,347
Insurance premium financing	2,051	2,817

Total other current liabilities	$28,943	$27,941

Accounts receivable:
Accounts receivable	$40,212	$41,323
Unbilled client service fees	1,080	717

	41,292	42,040
Less allowance for doubtful accounts	(8,851)	(8,235)

Accounts receivable—net	$32,441	$33,805

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the three months ended March 31, 2007 and the year ended December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Allowance for Doubtful Accounts
Balance—beginning of the period	$8,235	$4,459
Provision for doubtful accounts	1,503	5,391
Write-off of uncollectible accounts	(887)	(1,615)

Balance—end of the period	$8,851	$8,235

5.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$19,031	$19,031
Building and improvements	42,786	41,886
Leasehold improvements	16,383	12,011
Furniture and fixtures	7,883	7,074
Computer equipment	6,340	5,766
Computer software	4,866	3,078
Motor vehicles	3,651	3,687
Field equipment	1,666	1,423
Construction in progress	3,601	6,208

	106,207	100,164
Less accumulated depreciation	(7,798)	(5,188)

Property and equipment—net	$98,409	$94,976

Depreciation expense was $2.6 million for the three months ended March 31, 2007, $0.7 million and $0.3 million for the two months ended March 31, 2006 and one month ended January 31, 2006, respectively

6.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by segment for the three months ended March 31, 2007 are as follows (in thousands):

	Residential	Outpatient	Youth	Total
Goodwill—December 31, 2006	$267,631	$208,179	$226,615	$702,425
Goodwill additions (Other Acquisitions)		—	2,260	2,260
Goodwill adjustments	177	—	(1,382)	(1,205)

Goodwill—March 31, 2007	$267,808	$208,179	$227,493	$703,480

The goodwill additions for the Other Acquisitions relate to the acquisitions completed in the current and prior fiscal year. The goodwill adjustments for the prior fiscal year Other Acquisitions and Aspen Acquisition relate primarily to revisions of the original estimates.

Intangible assets at March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	Amortization Lives	March 31, 2007	December 31, 2006
Intangible assets subject to amortization:
Referral network	20 years	$45,400	$45,400
Accreditations	20 years	24,400	24,400
Curriculum	20 years	9,000	9,000
Government, including Medicaid, contracts	15 years	35,600	35,600
Managed care contracts	10 years	14,400	14,400
Core developed technology	5 years	2,704	2,704
Covenants not to compete	3 years	152	152
Registration rights	2 years	200	200
Student contracts	1 year	2,241	2,241
Less: accumulated amortization		(7,604)	(4,929)

Total intangible assets subject to amortization		126,493	129,168

Intangible assets not subject to amortization:
Trademarks and trade names		183,725	183,725
Certificates of need		44,600	44,600
Licenses		43,221	43,221

Total intangible assets not subject to amortization		271,546	271,546

Total intangible assets		$398,039	$400,714

Amortization expense of intangible assets subject to amortization was $2.7 million for the three months ended March 31, 2007, $0.7 million and $0.02 million for the two months ended March 31, 2006 and one month ended January 31, 2006, respectively.

Estimated future amortization expense related to the amortizable intangible assets at March 31, 2007 is as follows (in thousands):

Fiscal Year
2007 (remaining 9 months)	$7,746
2008	8,318
2009	8,293
2010	8,293
2011	7,798
Thereafter	86,045

Total	$126,493

7.	INCOME TAXES

The Company determines income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods.

The income tax benefit for the three months ended March 31, 2007 was $0.1 million, reflecting an effective tax rate of 40.8%. The income tax expense for the two months ended March 31, 2006 was $0.7 million, reflecting an effective tax rate of 41.2% and the income benefit for the one month ended January 31, 2006 was $12.4 million, reflecting an effective tax rate of 24.2%. The tax benefit for the one month ended January 31, 2006 was primarily the result of $31.9 million of one time acquisition-related expenses that are deductible for tax purposes. There were no material one-time items affecting the effective tax rate for the three and two months ended March 31, 2007 and March 31, 2006, respectively.

The Company currently expects that the effective tax rate during 2007 may be impacted by the revised estimates of the tax deductible portion of the 2006 acquisition related expenses. The Company is currently evaluating the amount and has not completed its final evaluation; therefore, the Company cannot estimate the effect on the 2007 effective tax rate.

Adoption of New Accounting Policy

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $1.5 million and an increase of $2.2 million to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $2.1 million. This liability can be reduced by $0.2 million of offsetting tax benefits associated with the correlative effects of potential state income taxes and other timing adjustments. The net amount of $1.9 million, if recognized, would favorably affect the Company’s effective tax rate. In addition, consistent with the provisions of FIN 48, the Company reclassified $0.7 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the condensed consolidated balance sheets.

The amount of accrued interest and penalties recorded in income tax receivable in the condensed consolidated balance sheets at January 1, 2007 was $0.3 million. Of this amount, $0.03 million was also reclassified from current to non-current liabilities upon adoption of FIN 48.

With limited exception, the Company is no longer subject to U.S. federal, state and local income tax audits by taxing authorities for years through 2002. In connection with acquisitions during 2006, the Company is completing its evaluation of the deductibility of transaction costs for those acquisitions. The Company’s evaluation is not complete and, therefore, the Company cannot estimate the effect on the 2007 effective tax rate. Such impact will have a FIN 48 component. Due to normal expiry of statute of limitations, the Company expects $1.4 million of unrecognized tax benefits to reverse within the next 12 months.

8.	LONG-TERM DEBT

Long-term debt at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Term loans
2006 borrowing arrangements	$417,179	$418,227
Revolving line of credit	11,000	3,600
Senior subordinated notes
2006 notes, net of discount of $2,631	197,369	197,295
Seller notes	11,275	7,145
Capital lease obligations	224	261

Total long-term debt	637,047	626,528
Less: current portion	(19,205)	(10,743)

Long-term debt—less current portion	$617,842	$615,785

Term Loans and Revolving Line of Credit—On November 17, 2006 the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans and $100.0 million of revolving credit.

Term Loan—Aggregate commitment of $419.3 million matures on February 6, 2013. The term loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day London Interbank Offered Rate (“LIBOR”) plus 2.50% (7.85% at March 31, 2007). The principal balance outstanding at March 31, 2007 was $417.2 million.

Revolving Line of Credit (“Revolver”)—Maximum borrowings not to exceed $100.0 million. At the Company’s option, interest is currently available at the LIBOR plus 2.50% or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50%. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At March 31, 2007, the outstanding balance under the revolving line of credit was $11.0 million. From time to time the Revolver may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At March 31, 2007, there was no outstanding balance on the swing line loans. LCs outstanding at March 31, 2007 was $3.9 million with interest payable quarterly at 2.50%. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries

Senior Subordinated Notes—Concurrent with the Bain Merger, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016. Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by all of the Company’s subsidiaries.

Seller Notes—Represents notes payable for amounts owed by Aspen Education Group arising out of achievement of certain earn out obligations per the terms of the underlying purchase agreements and to fund prior acquisitions. Interest rates on these notes range from 6.75% to 10.25%. Principal and interest are payable quarterly through September 2011.

Capital Leases—Principal and interest are payable monthly at various dates through September 2011. Interest rates range from 5.00% to 12.20%.

Interest expense on total debt was $15.2 million for the three months ended March 31, 2007, $6.3 million and $2.5 million for the two months ended March 31, 2006 and one month ended January 31, 2006, respectively.

Interest income was approximately $0.2 million for the three months ended March 31, 2007, $0.0 million in the two months ended March 31, 2006 and one month ended January 31, 2006.

9.	COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

10.	STOCKHOLDER’S EQUITY

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

Capital Contributed by Parent

The Company received a capital contribution of $135.7 million from the Group to fund the Aspen Acquisition. The Group funded such capital contributions by a combination of $36.2 million resulting from the sale of its equity securities to certain of the Group’s equity holders and by the issuance of a PIK loan of $105.0 million issued at 1% original issue discount for net proceeds of $103.9 million. The Group incurred $4.5 million of financing costs in connection with the issuance of the PIK loan which was treated as a reduction in the capital contribution. The interest payable per annum for the PIK loan is 180 day LIBOR plus 7.0% for the first year, 180 day LIBOR plus 7.5% for the second year and 180 day LIBOR plus 8.0% for the years thereafter until the maturity date. Per the PIK loan agreement, the interest is accrued through an increase in the principal amount. The aggregate principal amount inclusive of the accrued interest matures on November 17, 2013. This senior unsecured PIK loan is not guaranteed by the Company or any of its subsidiaries.

11.	STOCK-BASED COMPENSATION EXPENSE

Adoption of New Accounting Policy

On January 1, 2006, the Company adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“ SFAS 123(R)”) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled subsequent to the date of adoption. Results from prior periods have not been restated.

The Company’s condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 reflect the effect of SFAS 123(R). Stock option-based compensation expense related to employee stock options granted by CRC Health Group, Inc, (the “Group”) subsequent to the date of adoption recognized under SFAS 123(R) was $1.1 million for the three months ended March 31, 2007, $0.6 million and $0.0 million for the two months ended March 31, 2006 and the one month ended January 31, 2006, respectively. The income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation expense was $0.4 million and $0.3 million for the three months ended March 31, 2007 and the two months ended March 31, 2006, respectively. There was no stock option-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2007, two months ended March 31, 2006 and one month ended January 31, 2006 related to the options granted prior to the date of adoption of SFAS 123(R). Stock option-based compensation expense of $17.7 million and tax benefit of $7.3 million was recognized in the 2006 Predecessor Company consolidated statement of operations and is included in the acquisition related costs.

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

The Company estimated the fair value of share based payments awards using a Black-Scholes valuation model for Management Plan grants and tranches 1 and 3 of the Executive Plan grants. A Monte Carlo simulation approach was used to determine the fair value of the Executive Plan tranche 2 awards. The following assumptions were used to calculate the weighted average fair value of employee stock options granted during the periods presented below.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Weighted-average estimated fair value of units granted	$55.65	$53.38
Expected volatility – tranches 1 and 3 and management awards	48.8%	57.0%
Expected volatility – tranche 2	55.1%	57.0%
Risk-free interest rate	4.70%	4.52%
Expected term – tranches 1 and 3 and management awards in years	6.30	6.50
Expected term – tranche 2 in years	5.58	5.67
Expected dividend to be paid over the option period	$0.00	$0.00
Estimated forfeiture rate over the effective vesting period	5%	5%

As of March 31, 2007, $19.6 million of total unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.

Activity under the Executive and Management Plans for the three months ended March 31, 2007 is set forth below:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Options outstanding at December 31, 2006	6,310,558	9.02	4.81
Activity from January 1 through March 31, 2007
Granted	801,496	10.23	5.00
Exercised	—	—	—
Forfeited/cancelled/expired	(32,484)	10.05	—

Outstanding—March 31, 2007	7,079,570	$7.64	4.51

Exercisable—March 31, 2007	1,969,687	$3.57	4.51

12.	RELATED PARTY TRANSACTIONS

In connection with the Bain Merger, Bain Capital and the Company’s management entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Company’s direct parent company, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s directors are employees of Bain Capital Partners, LLC, the Company’s principal shareholder.

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC receives an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses and any additional fees incurred in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. Of the $7.2 million, approximately $2.9 million were for acquisition related expenses and $4.3 million were for financing related expenses which are capitalized and recorded in other assets. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company under this agreement paid management fees of $0.5 million and $0.3 million during the three months ended March 31, 2007 and two months ended March 31, 2006, respectively, which is included in supplies, facilities and other operating costs.

In addition, under a separate management agreement with two of the former stockholders of the Predecessor Company, the Predecessor Company paid management fees of $0.1 million during the one month ended January 31, 2006, which is included in supplies, facilities and other operating costs. This agreement was terminated as part of the Bain Merger.

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of the Company’s management converted options to purchase stock of the Predecessor Company into options to purchase stock of the Group with an aggregate value of $9.1 million.

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2007, the Company had outstanding $200.0 million aggregate principal amount of Notes due 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by substantially all of the Company’s subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of March 31, 2007 and December 31, 2006, the condensed consolidating statements of operations for the three months ended March 31, 2007 (Successor Company), two months ended March 31, 2006 (Successor Company) and one month ended January 31, 2006 (Predecessor Company), and the condensed consolidating statement of cash flows for the three months ended March 31, 2007, two months ended March 31, 2006 (Successor Company) and one month ended January 31, 2006 (Predecessor Company).

Condensed Consolidating Balance Sheet as of March 31, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$3,007	$159	$—	$3,166
Accounts receivable—net of allowance	1	31,890	550		32,441
Prepaid expenses	3,711	3,693	211		7,615
Other current assets	20	2,330	45		2,395
Income taxes receivable	8,193	473			8,666
Deferred income taxes	6,047	1,179			7,226

Total current assets	17,972	42,572	965	—	61,509
PROPERTY AND EQUIPMENT—Net	4,336	92,866	1,207		98,409
GOODWILL		703,480			703,480
INTANGIBLE ASSETS—Net		398,039			398,039
OTHER ASSETS	25,946	1,886	16		27,848
INVESTMENT IN SUBSIDIARIES—At cost	580,141			(580,141)

TOTAL ASSETS	$628,395	$1,238,843	$2,188	$(580,141)	$1,289,285

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,303	$2,082	$155	$—	$5,540
Accrued liabilities	8,796	17,947	865		27,608
Current portion of long-term debt	15,193	4,012			19,205
Other current liabilities	1,837	26,326	780		28,943

Total current liabilities	29,129	50,367	1,800	—	81,296
LONG-TERM DEBT—Less current portion	610,355	7,487			617,842
OTHER LONG-TERM LIABILITIES	865	1,445			2,310
DEFERRED INCOME TAXES	109,087	38,228			147,315

Total liabilities	749,436	97,527	1,800	—	848,763

MINORITY INTEREST		71	86		157
STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital(1)	(115,097)	1,129,095	877	(580,141)	434,734
(Accumulated deficit) Retained earnings	(5,944)	12,150	(575)		5,631

Total stockholder’s equity	(121,041)	1,141,245	302	(580,141)	440,365

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$628,395	$1,238,843	$2,188	$(580,141)	$1,289,285

(1)	Includes intercompany balances

Condensed Consolidating Balance Sheet as of December 31, 2006

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$4,167	$39	$—	$4,206
Accounts receivable—net of allowance	4	33,309	492		33,805
Prepaid expenses	3,977	3,676	22		7,675
Other current assets	152	2,096	13		2,261
Income taxes receivable	6,110	386			6,496
Deferred income taxes	5,873	1,179			7,052

Total current assets	16,116	44,813	566	—	61,495
PROPERTY AND EQUIPMENT—Net	4,258	89,835	883		94,976
GOODWILL		702,425			702,425
INTANGIBLE ASSETS—Net	43	400,671			400,714
OTHER ASSETS	26,953	2,205	20		29,178
INVESTMENT IN SUBSIDIARIES—At cost	577,739			(577,739)

TOTAL ASSETS	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,990	$2,662	$62	$—	$6,714
Accrued liabilities	13,473	20,544	810		34,827
Current portion of long-term debt	7,793	2,950			10,743
Other current liabilities	332	27,215	394		27,941

Total current liabilities	25,588	53,371	1,266	—	80,225
LONG-TERM DEBT—Less current portion	611,329	4,456			615,785
OTHER LONG-TERM LIABILITIES	90	5,436			5,526
DEFERRED INCOME TAXES	109,992	39,835			149,827

Total liabilities	746,999	103,098	1,266	—	851,363

MINORITY INTEREST		66	185		251
STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital(1)	(118,916)	1,130,185	122	(577,739)	433,652
(Accumulated deficit) retained earnings	(2,974)	6,600	(104)		3,522

Total stockholder’s equity	(121,890)	1,136,785	18	(577,739)	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

(1)	Includes intercompany balances

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$4	$104,110	$2,368	$—	$106,482
Other revenue	2	1,438	8		1,448
Management fee revenue	12,483			(12,483)

Net revenue	12,489	105,548	2,376	(12,483)	107,930

OPERATING EXPENSES:
Salaries and benefits	3,437	50,698	1,173		55,308
Supplies, facilities and other operating costs	1,993	27,181	1,562		30,736
Provision for doubtful accounts	(1)	1,504			1,503
Depreciation and amortization	579	4,663	50		5,292
Management fee expense		11,929	554	(12,483)

Total operating expenses	6,008	95,975	3,339	(12,483)	92,839

INCOME (LOSS) FROM OPERATIONS	6,481	9,573	(963)		15,091
INTEREST EXPENSE, NET	(14,802)	(186)	(1)		(14,989)
OTHER INCOME	(337)	(11)	(1)		(349)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(8,658)	9,376	(965)		(247)
INCOME TAX (BENEFIT) EXPENSE	(3,533)	3,826	(394)		(101)
MINORITY INTEREST IN LOSS OF A SUBSIDIARY			(100)		(100)

NET (LOSS) INCOME	$(5,125)	$5,550	$(471)	$—	$(46)

Condensed Consolidating Statements of Operations

For the Two Months Ended March 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$7	$37,803	$—	$37,810
Other revenue	2	790		792
Management fee revenue	6,425		(6,425)

Net revenue	6,434	38,593	(6,425)	38,602

OPERATING EXPENSES:
Salaries and benefits	1,867	16,627		18,494
Supplies, facilities and other operating costs	1,111	9,208		10,319
Provision for doubtful accounts	11	826		837
Depreciation and amortization	76	1,383		1,459
Management fee expense		6,425	(6,425)

Total operating expenses	3,065	34,469	(6,425)	31,109

INCOME FROM OPERATIONS	3,369	4,124		7,493
INTEREST EXPENSE, NET	(6,319)	3		(6,316)
OTHER INCOME	566			566

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2,384)	4,127		1,743
INCOME TAX (BENEFIT) EXPENSE	(982)	1,700		718

NET (LOSS) INCOME	$(1,402)	$2,427	$—	$1,025

Condensed Consolidating Statements of Operations

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$19,355	$—	$19,360
Other revenue	1	489		490
Management fee revenue	1,110		(1,110)

Net revenue	1,116	19,844	(1,110)	19,850

OPERATING EXPENSES:
Salaries and benefits	666	8,599		9,265
Supplies, facilities and other operating costs	324	4,237		4,561
Provision for doubtful accounts		285		285
Depreciation and amortization	40	321		361
Acquisition related costs	43,710			43,710
Management fee expense		1,110	(1,110)

Total operating expenses	44,740	14,552	(1,110)	58,182

(LOSS) INCOME FROM OPERATIONS	(43,624)	5,292		(38,332)
INTEREST EXPENSE, NET	(2,505)			(2,505)
OTHER FINANCING COSTS	(10,655)			(10,655)
OTHER INCOME	55			55

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(56,729)	5,292		(51,437)
INCOME TAX (BENEFIT) EXPENSE	(13,723)	1,279		(12,444)

NET (LOSS) INCOME	$(43,006)	$4,013	$—	$(38,993)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,670)	$3,177	$(263)	$—	$244

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(657)	(4,670)	(648)		(5,975)
Proceeds from sale of property and equipment		26			26
Acquisition of businesses, net of cash acquired	(1,082)				(1,082)
Prior period acquisition adjustments		(226)			(226)

Net cash used in investing activities	(1,739)	(4,870)	(648)	—	(7,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(1,600)	569	1,031
Debt financing costs	(15)				(15)
Net borrowings under revolving line of credit	7,400				7,400
Repayments of long-term debt	(1,376)	(36)			(1,412)

Net cash provided by financing activities	4,409	533	1,031	—	5,973

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(1,160)	120		(1,040)
CASH AND CASH EQUIVALENTS—Beginning of period		4,167	39		4,206

CASH AND CASH EQUIVALENTS—End of period	$—	$3,007	$159	$—	$3,166

Condensed Consolidating Statements of Cash Flows

For the Two Months Ended March 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(23,151)	$3,898	$—	$(19,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(95)	(1,196)		(1,291)
Proceeds from sale of property and equipment		3		3
Payment of purchase price to former shareholders	(429,190)			(429,190)

Net cash used in investing activities	(429,285)	(1,193)	—	(430,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	294,475			294,475
Payment of transaction related costs	(5,354)			(5,354)
Intercompany transfers	1,873	(1,873)
Debt financing costs	(22,105)			(22,105)
Net borrowings under revolving line of credit	(4,500)			(4,500)
Proceeds from issuance of long-term debt	442,022			442,022
Repayments of long-term debt	(253,975)			(253,975)

Net cash provided by (used in) financing activities	452,436	(1,873)	—	450,563

INCREASE IN CASH AND CASH EQUIVALENTS		832		832
CASH AND CASH EQUIVALENTS—Beginning of period		423		423

CASH AND CASH EQUIVALENTS—End of period	$—	$1,255	$—	$1,255

Condensed Consolidating Statements of Cash Flows

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,764	$—	$1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(30)	(286)		(316)
Proceeds from sale of property and equipment		1		1

Net cash used in investing activities	(30)	(285)	—	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)
Stock options exercised	7			7
Debt financing costs	(547)			(547)
Repayments of revolver line of credit	(5,000)			(5,000)

Net cash used in financing activities	(1,353)	(4,187)	—	(5,540)

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(4,946)	292		(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,946	131		5,077

CASH AND CASH EQUIVALENTS—End of period	$—	$423	$—	$423

14.	SEGMENT INFORMATION

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

Residential—The Residential segment provides chemical dependency and other behavioral health disorders treatment services both on an inpatient, residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of March 31, 2007, the Residential segment provided services to patients at 45 facilities located in 12 states.

Outpatient—The Outpatient segment provides substance abuse treatment services on an outpatient basis. Substantially all of the services are provided to individuals addicted to heroin and other opiates, including prescription painkillers such as oxycodene. Services include medication assisted treatment, counseling and physical examination. As of March 31, 2007, 24 of our 59 clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service. Such additional services include outpatient detoxification and intensive outpatient services for individuals addicted to drugs or alcohol. As of March 31, 2007, the Outpatient segment provided services to patients at 59 facilities located in 18 states.

Youth—The Youth segment provides a wide variety of therapeutic and educational programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Its programs are offered in therapeutic boarding schools, experiential outdoor education programs, weight-loss residential schools and summer weight-loss camps. As of March 31, 2007, the Youth segment operates 35 educational facilities in 12 states and 1 in the United Kingdom.

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

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments were as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2007	Two Months Ended March 31, 2006	One Month Ended January 31, 2006
Net revenue:
Residential	$47,323	$24,106	$12,693
Outpatient	24,796	14,393	7,125
Youth	35,688	—	—
Corporate/other	123	103	32

Total consolidated net revenue	$107,930	$38,602	$19,850

Operating expenses:
Residential	$35,184	$18,378	$9,112
Outpatient	16,852	9,727	4,447
Youth	34,797	—	—
Corporate/other	6,006	3,004	44,623

Total consolidated operating expenses	$92,839	$31,109	$58,182

Income (loss) from operations:
Residential	$12,139	$5,728	$3,581
Outpatient	7,944	4,666	2,678
Youth	891	—	—
Corporate/other	(5,883)	(2,901)	(44,591)

Total consolidated income (loss) from operations	$15,091	$7,493	$(38,332)

Income (loss) from continuing operations before income taxes:
Total consolidated income (loss) from operations	$15,091	$7,493	$(38,332)
Interest expense, net	(14,989)	(6,316)	(2,505)
Other financing costs	—	—	(10,655)
Other income	(349)	566	55

Total consolidated (loss) income from continuing operations before income taxes	$(247)	$1,743	$(51,437)

Capital expenditures:
Residential	$3,304	$858	$336
Outpatient	330	577	45
Youth	1,683	—	—
Corporate/other	658	168	30

Total consolidated capital expenditures	$5,975	$1,603	$411

	March 31, 2007	December 31, 2006
Total assets:
Residential	$547,131	$545,110
Outpatient	330,263	331,491
Youth	363,313	361,319
Corporate/other	48,578	50,868

Total consolidated assets	$1,289,285	$1,288,788

15.	SUBSEQUENT EVENT

Effective April 16, 2007, the Company entered into an Amendment No. 2 (“Amendment”) and amends the Company’s Amended and Restated Credit Agreement dated November 17, 2006. Per the Amendment, the Term Loan interest is payable quarterly at 90 day LIBOR plus 2.25% (previously 2.50%); provided that on and after such time the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0%.

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

OVERVIEW

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our substance abuse and behavioral disorder treatment services through our residential and outpatient treatment programs, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division or Aspen Education Group. We have three reporting segments: residential treatment division, outpatient treatment division and youth treatment division. Our residential treatment division, which currently operates 28 inpatient and 17 outpatient facilities in 12 states, treats patients for addiction to alcohol and drugs and other behavioral health disorders. As of March 31, 2007, our residential treatment division treated approximately 1,450 patients per day. Our outpatient treatment division, which currently operates 59 outpatient treatment clinics in 18 states, provides services to individuals addicted to opiates, including heroin and prescription painkillers such as oxycodone. As of March 31, 2007, our outpatient treatment programs treated approximately 24,500 patients per day. Aspen Education Group currently operates 35 education facilities in 12 states and 1 facility in the United Kingdom and enrolled approximately 1,000 new students during the three months ended March 31, 2007. Activities classified as “Corporate/other” represent revenue and expenses associated with eGetgoing, an online internet startup, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

The Transactions

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) acquired CRC Health Group, Inc. for a total cash consideration of approximately $742.3 million (including acquisition and financing transactions related fees and expenses of $28.5 million). As a result of the acquisition, Bain Capital received control of the Company. We refer to our acquisition by Bain Capital and the related financings as the “Transactions.”

Basis of Presentation

As a result of the Transactions on February 6, 2006, a new basis of accounting has begun. However, for accounting purposes and to coincide with our normal financial account closing dates, we have utilized February 1, 2006 as the effective date of the Transactions. For the purpose of presenting a comparison of our 2007 operating results to 2006, we have presented the three months ended March 31, 2006 as the mathematical addition of our operating results for January 2006 (“Predecessor Company”) to the operating results of the two months ended March 31, 2006 (“Successor Company”). This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the three months ended March 31, 2006.

Acquisitions

2007 Acquisitions

In the three months ended March 31, 2007, we completed one acquisition and paid approximately $1.3 million in cash, including acquisition related expenses. The acquisition is intended to expand our range of youth treatment services into new geographic regions in the United States. This acquisition is not expected to materially impact our results of operations.

2006 Acquisitions

In November 2006, we acquired all of the outstanding capital stock of Aspen Education Group for approximately $279.5 million in total purchase consideration, including acquisition related expenses of $1.5 million. We refer to this acquisition as the Aspen Acquisition. We believe Aspen Education Group is the largest for-profit provider of therapeutic educational programs to troubled youth and its offerings include boarding schools, experiential outdoor education programs, weight loss residential high schools and summer weight loss camps. The Aspen Acquisition is intended to diversify our business into other service offerings and geographic regions. This acquisition will further enhance our overall self payor mix revenue and offers multiple revenue and cost synergies.

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

SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when services are provided. During the three months ended March 31, 2007, we generated 86.2% of our net revenue from non-governmental sources, including 71.3% from self payors and 14.9% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

In 2007, our consolidated same-facility net revenue increased by 5.9% compared to the consolidated same-facility net revenue in 2006. “Same-facility” refers to the comparison of each facility owned during 2007 with the results for the comparable period in 2006.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. Management believes that there have not been any significant changes during the three months ended March 31, 2007 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS 159 on January 1, 2008. We are currently evaluating the effect of the adoption of SFAS 159 will have on our condensed consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute; however SFAS 157 does not apply to SFAS 123(R). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 on January 1, 2008. We are currently evaluating the effect of the adoption of SFAS 157 will have on our condensed consolidated financial statements.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in income tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 7 to the condensed consolidated financial statements for additional information, including the effects of adoption on the company’s condensed consolidated statement of balance sheet.

RESULTS OF OPERATIONS

The following tables illustrate our results of operations by segment for the quarters ended March 31, 2007 and 2006 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue). Each period has a different basis of accounting and, as a result, they are not comparable. For the purpose of presenting a comparison of our 2007 results to 2006, we have presented the quarter ended March 31, 2006 as the mathematical addition of our operating results for January 2006 (“Predecessor Company”) to the operating results of February and March 2006 (“Successor Company”). This approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the quarter ended March 31, 2006.

	Three Months Ended March 31,
	2007	%	2006	%
Net revenue:
Residential treatment	$47,323	43.8%	$36,799	63.0%
Outpatient treatment	24,796	23.0%	21,518	36.8%
Youth treatment	35,688	33.1%	—	0.0%
Corporate / other	123	0.1%	135	0.2%

Net revenue	107,930	100.0%	58,452	100.0%

Operating expenses:
Residential treatment	35,184	32.6%	27,490	47.0%
Outpatient treatment	16,852	15.6%	14,174	24.2%
Youth treatment	34,797	32.2%	—	0.0%
Corporate / other	6,006	5.6%	47,627	81.5%

Total operating expenses	92,839	86.0%	89,291	152.7%

Income (loss) from operations:
Residential treatment	12,139	11.2%	9,309	16.0%
Outpatient treatment	7,944	7.4%	7,344	12.6%
Youth treatment	891	0.9%	—	0.0%
Corporate / other	(5,883)	-5.5%	(47,492)	-81.3%

Income (loss) from operations	15,091	14.0%	(30,839)	-52.7%

Interest expense, net	(14,989)		(8,821)
Other financing costs	—		(10,655)
Other (loss) income	(349)		621

Loss from operations before income taxes	(247)		(49,694)
Income tax benefit	(101)		(11,726)
Minority interest in loss of a subsidiary	(100)		—

Net loss	$(46)		$(37,968)

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Consolidated net revenue increased $49.5 million, or 84.6%, to $107.9 million in the quarter ended March 31, 2007 from $58.5 million in the quarter ended March 31, 2006. Of the $49.5 million increase, the youth treatment division contributed $35.7 million and the remaining net revenue growth was driven by net revenue increases of $10.5 million, or 28.6% and $3.3 million, or 15.2%, in our residential and outpatient treatment divisions, respectively. Of the $10.5 million and $3.3 million net revenue increases in the residential and outpatient treatment divisions, respectively, $7.7 million and $1.4 million, respectively was contributed by the 2006 acquisitions and the Transactions that were not included in results of operations for the first quarter of 2006. In addition, same-facility revenue increases in residential and outpatient treatment divisions of $2.3 million or 6.1% and $1.2 million or 5.5%, respectively, contributed to the net revenue growth. Our same-facility residential growth was driven in part by a 4.6% increase in patient census and a 1.4% increase in revenue per patient day. Outpatient treatment same-facility net revenue increase was primarily attributable to an increase in the number of patients receiving treatment at our outpatient treatment clinics. On a same-facility basis, outpatient treatment clinic census increased 3.9% from an average daily census of 21,030 in the first quarter of 2006 to an average daily census of 21,856 in the first quarter of 2007.

Consolidated operating expenses increased $3.5 million, or 4.0%, to $92.8 million in the quarter ended March 31, 2007 from $89.3 million in the quarter ended March 31, 2006. The increases in our residential treatment and outpatient treatment division operating expenses before divisional administration expenses were $6.6 million or 25.2% and $2.3 million or 18.8%, respectively. The increase in residential treatment operating expenses was mainly attributable to $4.9 million in expenses related to the 2006 acquisitions and partially attributable to a $1.4 million, or 5.2%, same-facility increase in operating expenses. The increase in outpatient treatment operating expenses of $0.8 million or 86.4% was attributable to start-up facilities and $0.7 million or 6.4% was attributable to same-facilities. Division administration expenses increased $1.1 million or 88.2%, in our residential treatment division and increased $0.4 million or 19.7% in our outpatient treatment division. The youth treatment operating expenses of $34.8 million are attributable mainly to salaries and wages and other general operating expenses. Corporate/other expenses decreased $41.6 million or 87.4%. Expressed as a percentage of consolidated net revenue, corporate/other expenses decreased to 5.6% in 2007 compared to 81.5% in 2006. The corporate/other expenses in 2006 was primarily attributable to one-time expenses of $43.7 million related to the Transactions and the corporate/other expenses in 2007 was not impacted by such material one-time expenses.

Our consolidated operating margin was 14.0% in the quarter ended March 31, 2007 compared to (52.7) % in the quarter ended March 31, 2006. One-time expenses of $43.7 million related to the Transactions impacted the first quarter ended March 31, 2006 operating margin. The first quarter ended March 31, 2007 operating margin was not impacted by any material one-time expenses. On a same-facility basis, our consolidated operating margin increased to 36.4% in the quarter ended March 31, 2007, as compared to 36.2% in the quarter ended March 31, 2006.

Our consolidated net loss decreased by $37.9 million to $0.05 million in the quarter ended March 31, 2007 compared to $38.0 million in the first quarter ended March 31, 2006. The overall decrease in net loss in the quarter ended March 31, 2007 was mainly due to the increase in income from operations of $45.9 million, offset in part by, an increase in interest expense of $6.2 million resulting mainly from the additional borrowings related to the Aspen acquisition in November 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for operating activities are payments from self pay patients, students, commercial payors and government programs for treatment services. We receive most of our cash from self payors in advance or upon completion of treatment. Cash payment from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services.

Working Capital

Working capital is defined as total current assets, including cash, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $19.8 million at March 31, 2007 and $18.7 million at December 31, 2006, respectively. The decrease in working capital from December 31, 2006 to March 31, 2007 was primarily attributable to increase in the current portion of long-term debt of $8.5 million resulting from $7.4 million of increase in borrowings in the three months ended March 31, 2007 under the revolving line of credit, which were used to pay the earn outs related to the Aspen historical acquisition of $4.5 million and the interest payment on the long-term debt. The increase in current debt was partially offset by other changes in working capital accounts.

Sources and Uses of Cash

	Three Months Ended March, 31,
	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$244	$(18,052)
Net cash used in investing activities	(7,257)	(430,793)
Net cash provided by financing activities	5,973	445,023

Net decrease in cash	$(1,040)	$(3,822)

Cash provided by operating activities was $0.2 million in the three months ended March 31, 2007, compared to cash used in operating activities of $18.1 million in the three months ended March 31, 2006. The cash used in operating activities for the three months ended March 31, 2006 was primarily due to the net loss in the January 2006 Predecessor Company statement of operations resulting from one-time acquisition related expenses incurred in connection with the Transactions.

Cash used in investing activities was $7.2 million in the three months ended March 31, 2007, compared to $430.8 million in the three months ended March 31, 2006. The cash used for investing activities during the three months ended March 31, 2006 was due primarily to the payment of the purchase price to former shareholders in connection with the Transactions.

Cash provided by financing activities was $6.0 million in the three months ended March 31, 2007, compared to $445.0 million in the three months ended March 31, 2006. The cash provided from financing activities in the three months ended March 31, 2006 was due primarily to an equity contribution of $294.5 million from investment funds managed by Bain Capital Partners, LLC and the increase in net issuances of long-term debt of $188.0 million.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our new senior secured credit facility and existing cash and cash equivalents. As of March 31, 2007, our senior secured credit facility is comprised of a $417.2 million senior secured term loan facility and a $100.0 million revolving credit facility, of which $11.0 million was issued and outstanding at March 31, 2007. In addition, the revolving credit facility had approximately $3.9 million of letters of credit issued and outstanding at March 31, 2007. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our new senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months.

In addition, we may expand existing residential treatment and outpatient treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and will likely seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional residential treatment facilities, outpatient treatment clinics and youth treatment facilities. We expect to spend an approximately $5.0 to $8.0 million for maintenance related expenditure and an additional $20.0 to $30.0 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of March 31, 2007, we are in compliance with all such covenants.

Effective April 16, 2007, the Company entered into an Amendment No. 2 (“Amendment”) and amends the Company’s Amended and Restated Credit Agreement dated November 17, 2006. Per the Amendment, the Term Loan interest is payable quarterly at 90 day LIBOR plus 2.25%; provided that on and after such time the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0%

Funding Commitments

In connection with an acquisition closed in October 2005, we are obligated to make certain additional payments in the amount of up to $2.0 million upon the achievement of certain performance milestones for the second year period ending October 2007. As of May 11, 2007, the entity has achieved a pro-rata portion of the second year performance milestones and as a result we recorded additional goodwill and a liability of $0.6 million, respectively. Any additional payments earned will be paid by us in the fourth quarter of 2007.

Certain acquisition agreements acquired in the acquisition of Aspen contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the entity’s operations exceed negotiated benchmarks. As a result of one of the entities exceeding the benchmark, the Youth segment recorded additional liability of $2.3 million, of which $1.1 million was incurred during the three months ended March 31, 2007. The additional consideration consists of a combination of cash and notes payable issued to the seller. The Company expects the cash payment to be made in the third quarter of 2007.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2006.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

The Exhibit Index beginning on page 35 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

4.1e	Form of Fifth Supplemental Indenture dated as of April 27, 2007, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 ‡

10.1d	Form of AMENDMENT NO. 2 TO CREDIT AGREEMENT (“Amendment”) entered into as of April 16, 2007, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent. ‡

10.2f	Form of SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein. ‡

10.3f	Form of SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent. ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.
†	Furnished herewith.