Form 10-Q
period 2007-06-30
CRC Health CORP
filed 2007-08-13
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934: during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes ☐        No ☒

There is no market for the registrant’s equity. The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of August 10, 2007 was 1,000.

CRC HEALTH CORPORATION

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 (Successor), three and five months ended June 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor)	4
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (Successor), five months ended June 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor)	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34
	Item 4T.	Controls and Procedures	34

Part II.	Other Information
	Item 1A.	Risk Factors	35
	Item 6.	Exhibits	35

Signature			36
Exhibit Index			37

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; our substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force our closure or relocation; the potentially difficult, unsuccessful or costly integration of recently acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 2, 2007, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2007 AND DECEMBER 31, 2006

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,192	$4,206
Accounts receivable, net of allowance for doubtful accounts of $8,510 in 2007 and $8,235 in 2006	33,140	33,805
Prepaid expenses	7,592	7,675
Other current assets	3,836	2,261
Income taxes receivable	6,821	6,496
Deferred income taxes	7,226	7,052

Total current assets	61,807	61,495
PROPERTY AND EQUIPMENT—Net	104,453	94,976
GOODWILL	705,383	702,425
INTANGIBLE ASSETS—Net	395,363	400,714
OTHER ASSETS	27,236	29,178

TOTAL ASSETS	$1,294,242	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,781	$6,714
Accrued liabilities	33,604	34,827
Current portion of long-term debt	8,140	10,743
Other current liabilities	34,830	27,941

Total current liabilities	83,355	80,225
LONG-TERM DEBT—Less current portion	616,619	615,785
OTHER LONG-TERM LIABILITIES	2,942	5,526
DEFERRED INCOME TAXES	146,887	149,827

Total liabilities	849,803	851,363

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST	111	251

STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2007 and December 31, 2006
Additional paid-in capital	435,783	433,652
Retained earnings	8,545	3,522

Total stockholder’s equity	444,328	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,294,242	$1,288,788

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (SUCCESSOR), THREE AND FIVE MONTHS ENDED JUNE 30, 2006 (SUCCESSOR) AND ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands)

	Successor				Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Five Months Ended June 30, 2006	One Month Ended January 31, 2006
NET REVENUE:
Net client service revenue	$114,384	$220,866	$60,971	$98,781	$19,360
Other revenue	1,409	2,857	1,161	1,953	490

Net revenue	115,793	223,723	62,132	100,734	19,850

OPERATING EXPENSES:
Salaries and benefits	56,380	111,688	28,371	46,865	9,265
Supplies, facilities and other operating costs	33,384	64,120	16,396	26,715	4,561
Provision for doubtful accounts	1,525	3,028	1,282	2,119	285
Depreciation and amortization	5,621	10,913	2,467	3,926	361
Acquisition related costs	—	—	—	—	43,710

Total operating expenses	96,910	189,749	48,516	79,625	58,182

INCOME (LOSS) FROM OPERATIONS	18,883	33,974	13,616	21,109	(38,332)
INTEREST EXPENSE, NET	(14,813)	(29,802)	(10,598)	(16,915)	(2,505)
OTHER FINANCING COSTS	—	—	—	—	(10,655)
OTHER INCOME	766	417	943	1,510	55

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	4,836	4,589	3,961	5,704	(51,437)
INCOME TAX EXPENSE (BENEFIT)	1,974	1,873	2,234	2,952	(12,444)
MINORITY INTEREST IN LOSS OF A SUBSIDIARY	(52)	(152)	—	—	—

NET INCOME (LOSS)	$2,914	$2,868	$1,727	$2,752	$(38,993)

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (SUCCESSOR), FIVE MONTHS ENDED JUNE 30, 2006 (SUCCESSOR) AND ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2007	Five Months Ended June 30, 2006	One Month Ended January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,868	$2,752	$(38,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,913	3,926	361
Write-off of debt discount and capitalized financing costs	—	—	10,655
Amortization of debt discount and capitalized financing costs	2,248	1,150	162
Gain on interest rate swap agreement	(462)	(1,519)	(55)
Gain on disposition of property	(10)	(3)	(1)
Provision for doubtful accounts	3,028	2,119	285
Stock-based compensation	2,143	1,590	17,666
Deferred income taxes	(870)	(391)	—
Minority interest	(152)	—	—
Changes in current assets and liabilities:
Accounts receivable	(2,362)	(4,651)	(1,271)
Income taxes receivable	2,266	3,162	(9,041)
Accounts payable	67	(36)	(2,997)
Accrued liabilities	(3,227)	(18,452)	25,641
Income taxes payable	—	—	(3,384)
Other working capital accounts	4,116	3,617	842
Other assets and liabilities	410	210	1,331

Net cash provided by (used in) operating activities	20,976	(6,526)	1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(14,968)	(4,844)	(316)
Proceeds from sale of property and equipment	29	3	1
Acquisition of business, net of cash acquired	(1,085)	(3,601)	—
Prior period acquisition adjustments	1,029	(14)	—
Payment of purchase price to former shareholders	—	(429,190)	—

Net cash used in investing activities	(14,995)	(437,646)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	—	294,475	—
Payment of transaction related costs	—	(5,354)	—
Stock options exercised	—	—	7
Debt financing costs	(622)	(22,464)	(547)
Net repayments under revolver line of credit	(3,600)	(4,500)	(5,000)
Proceeds from issuances of long-term debt	—	442,022	—
Repayment of long-term debt	(2,773)	(254,588)	—

Net cash (used in) provided by financing activities	(6,995)	449,591	(5,540)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,014)	5,419	(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,206	423	5,077

CASH AND CASH EQUIVALENTS—End of period	$3,192	$5,842	$423

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable in conjunction with the addition of property and equipment	$—	$314	$95
Payable in conjunction with acquisition contingent consideration	$4,543	$1,349	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,062	$7,053	$1,336

Cash paid for income taxes, net of refunds	$478	$161	$—

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

CRC Health Corporation (the “Company” or “We”) is a wholly owned subsidiary of CRC Health Group, Inc. referred to as (the “Group”) or (the “Parent”). The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and behavioral disorder treatment services through residential and outpatient treatment facilities, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division. As of June 30, 2007, we operated 103 residential and outpatient treatment facilities in 23 states and treated approximately 26,850 patients per day. As of June 30, 2007, our youth treatment division operated programs at 37 facilities in 13 states and one in the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The date of the Bain Merger (see Note 3) was February 6, 2006 but for accounting purposes and to coincide with its normal financial closing, the Company has utilized February 1, 2006 as the effective date. As a result, the Company has reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company (“Predecessor”) and for all periods from and subsequent to February 1, 2006 as those of the Successor Company (“Successor”) due to the resulting change in the basis of accounting.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim financial information. The Company’s unaudited condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries, and, for the periods through January 31, 2006, CRC Health Group, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007, three and five months ended June 30, 2006 and one month ended January 31, 2006, and its cash flows for the six months ended June 30, 2007, five months ended June 30, 2006 and one month ended January 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.

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

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter 2008. The Company is currently determining whether fair value is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

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

2007 Acquisitions

In the six months ended June 30, 2007, the Company completed one acquisition and paid total cash consideration of approximately $1.1 million, including acquisition related expenses. The acquisition is intended to provide expansion of its youth services into a new geographic region in the United States. The Company recorded $1.2 million of goodwill, none of which is expected to be deductible for tax purposes. The goodwill was assigned to the Youth treatment segment.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Under purchase accounting the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the acquired entity’s results of operations in the unaudited condensed consolidated statements of operations from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition is not material.

Prior Period Acquisitions

In connection with an acquisition which closed in October 2005, the Company is obligated to make certain additional payments in the amount of up to $2.0 million upon the achievement of certain performance milestones for the year ending October 7, 2007. As of June 30, 2007, the entity has achieved the second year performance milestones and as a result the Company recorded additional goodwill and a liability of $2.0 million, respectively. Payments will be made by the Company in the fourth quarter of 2007.

Certain acquisition agreements acquired in the Aspen Acquisition (as defined below) contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the entity’s operations exceed negotiated benchmarks. As a result of two of the entities exceeding the benchmarks, the Youth treatment segment recorded additional goodwill and a liability of $2.5 million, respectively. The additional consideration consists of a combination of cash and notes payable issued to the seller. As of August 10, 2007, the Company made $1.8 million of the cash payment and expects the remaining cash payment to be made in the fourth quarter of 2007.

Aspen Acquisition— In November 2006, the Company acquired substantially all the outstanding capital stock of Aspen Education Group, Inc., a California corporation (“Aspen Education Group”), which is referred to as the Aspen Acquisition, for approximately $272.6 million in cash purchase price consideration, the assumption of approximately $20.6 million of indebtedness as defined per the merger agreement (includes the buy-out of minority interest of $4.2 million), and the payment of costs associated with the acquisition and the related financing of approximately $1.6 million and $10.8 million, respectively. Aspen Education Group provides educational services to youth who have demonstrated behavioral issues that have interfered with their performance in school and life. Aspen Education Group offers its programs through its residential division (boarding schools), outdoor division (outdoor education programs) and healthy living division (weight management programs for children and teenagers). Among other benefits, the Aspen Acquisition offers multiple revenue and cost synergies. The Aspen Acquisition further enhances the Company’s private pay mix and business diversification, thereby reducing business risk from any one aspect of the Company’s operations. In addition, the Company is expected to benefit from increased cross-referral opportunities.

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

Bain Merger—On February 6, 2006, investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) acquired CRC Health Group for a total cash consideration of approximately $742.3 million (including acquisition and financing transactions related fees and expenses of $28.5 million). As a result of the acquisition, Bain Capital received control of the Company.

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

4.	BALANCE SHEET COMPONENTS

Balance sheet components at June 30, 2007 and December 31, 2006 consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Other assets:
Capitalized financing costs—net	$25,421	$26,899
Deposits	856	1,078
Note receivable and accrued interest	959	1,201

Total other assets	$27,236	$29,178

Accrued liabilities:
Accrued payroll and related expenses	$11,681	$13,227
Accrued vacation	6,294	5,376
Accrued interest	9,214	9,288
Accrued expenses	6,415	6,936

Total accrued liabilities	$33,604	$34,827

Other current liabilities:
Deferred revenue	$24,158	$15,343
Other liabilities	4,598	5,434
Client deposits	4,872	4,347
Insurance premium financing	1,202	2,817

Total other current liabilities	$34,830	$27,941

Accounts receivable:
Accounts receivable	$40,525	$41,323
Unbilled client service fees	1,125	717

	41,650	42,040
Less allowance for doubtful accounts	(8,510)	(8,235)

Accounts receivable—net	$33,140	$33,805

5.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$19,031	$19,031
Building and improvements	45,739	41,886
Leasehold improvements	17,761	12,011
Furniture and fixtures	9,398	7,074
Computer equipment	7,478	5,766
Computer software	5,753	3,078
Motor vehicles	4,522	3,687
Field equipment	1,860	1,423
Construction in progress	3,652	6,208

	115,194	100,164
Less accumulated depreciation	(10,741)	(5,188)

Property and equipment—net	$104,453	$94,976

Depreciation expense was $2.9 million and $5.6 million for the three and six months ended June 30, 2007, $1.3 million and $2.0 million for the three and five months ended June 30, 2006 and $0.3 million for the one month ended January 31, 2006, respectively

6.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by segment for the six months ended June 30, 2007 are as follows (in thousands):

	Residential	Outpatient	Youth	Total
Goodwill—December 31, 2006	$267,631	$208,179	$226,615	$702,425
Goodwill additions (Other Acquisitions)	2,000	—	3,718	5,718
Goodwill adjustments	200	—	(2,960)	(2,760)

Goodwill—June 30, 2007	$269,831	$208,179	$227,373	$705,383

The goodwill additions for the Other Acquisitions relate to the acquisitions completed in the current and prior fiscal year. The goodwill adjustments are for the prior fiscal year Other Acquisitions and Aspen Acquisition and relate primarily to revisions of the original estimates.

Intangible assets at June 30, 2007 and December 31, 2006 consist of the following (in thousands):

	Amortization Lives	June 30, 2007	December 31, 2006
Intangible assets subject to amortization:
Referral network	20 years	$45,400	$45,400
Accreditations	20 years	24,400	24,400
Curriculum	20 years	9,000	9,000
Government, including Medicaid, contracts	15 years	35,600	35,600
Managed care contracts	10 years	14,400	14,400
Core developed technology	5 years	2,704	2,704
Covenants not to compete	3 years	152	152
Registration rights	2 years	200	200
Student contracts	1 year	2,241	2,241
Less: accumulated amortization		(10,280)	(4,929)

Total intangible assets subject to amortization		123,817	129,168

Intangible assets not subject to amortization:
Trademarks and trade names		183,725	183,725
Certificates of need		44,600	44,600
Licenses		43,221	43,221

Total intangible assets not subject to amortization		271,546	271,546

Total intangible assets		$395,363	$400,714

Amortization expense of intangible assets subject to amortization was $2.7 million and $5.4 million for the three and six months ended June 30, 2007, $1.1 million and $1.9 million for the three and five months ended June 30, 2006 and $0.02 million for the one month ended January 31, 2006, respectively.

Estimated future amortization expense related to the amortizable intangible assets at June 30, 2007 is as follows (in thousands):

Fiscal Year
2007 (remaining 6 months)	$5,069
2008	8,318
2009	8,293
2010	8,293
2011	7,798
Thereafter	86,046

Total	$123,817

7.	INCOME TAXES

The Company determines income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods.

The income tax expense for the three and six months ended June 30, 2007 was $2.0 million and $1.9 million, respectively, reflecting an effective tax rate of 40.8% in both periods. The income tax expense for the three and five months ended June 30, 2006 was $2.2 million and $3.0 million, reflecting an effective tax rate of 56.4% and 51.7%, respectively. The income tax benefit for the one month ended January 31, 2006 was $12.4 million, reflecting an effective tax rate of 24.2%. The tax benefit for the one month ended January 31, 2006 was primarily the result of $31.9 million of non-recurring acquisition-related expenses that are deductible for tax purposes. There were no material non-recurring items affecting the effective tax rate for the three and six months ended June 30, 2007. The effective tax rate for the three and five months ended June 30, 2006 includes a benefit of $0.1 million due to a reversal of net deferred tax liabilities resulting from the adoption of a new Texas state law during the three months ended June 30, 2006.

The Company currently expects that the effective tax rate during 2007 may be impacted by the revised estimates of the tax deductible portion of the 2006 acquisition related expenses of the Bain Merger. The Company is currently evaluating the amount and has not completed its final evaluation; therefore, the Company cannot estimate the effect on the 2007 effective tax rate.

Adoption of New Accounting Policy

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $1.5 million and an increase of $2.2 million to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $2.1 million. This liability can be reduced by $0.2 million of offsetting tax benefits associated with the correlative effects of potential state income taxes and other timing adjustments. The net amount of $1.9 million, if recognized, would favorably affect the Company’s effective tax rate. In addition, consistent with the provisions of FIN 48, the Company reclassified $0.7 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the unaudited condensed consolidated balance sheets.

The amount of accrued interest and penalties recorded in income tax receivable in the condensed consolidated balance sheets at January 1, 2007 was $0.3 million. Of this amount, $0.03 million was also reclassified from current to non-current liabilities upon adoption of FIN 48.

With limited exception, the Company is no longer subject to U.S. federal, state and local income tax audits by taxing authorities for years through 2002. In connection with the Bain Merger in 2006, the Company is completing its evaluation of the deductibility of the 2006 acquisition related expenses. The Company’s evaluation is not complete and, therefore, the Company cannot estimate the effect on the 2007 effective tax rate. Such impact will have a FIN 48 component. Due to normal expiry of the statute of limitations, the Company expects $1.4 million of unrecognized tax benefits to reverse within the next 12 months.

8.	LONG-TERM DEBT

Long-term debt at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Term loans	$416,131	$418,227
Revolving line of credit	—	3,600
Senior subordinated notes, net of discount of $2,557	197,443	197,295
Seller notes	11,032	7,145
Capital lease obligations	153	261

Total long-term debt	624,759	626,528
Less: current portion	(8,140)	(10,743)

Long-term debt—less current portion	$616,619	$615,785

Term Loans and Revolving Line of Credit—On November 17, 2006, the Company amended and restated it’s Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans and $100.0 million of revolving credit. Effective April 16, 2007, the Company entered into an Amendment No. 2 (“Amendment”) that amends the Company’s Amended and Restated Credit Agreement. Per the Amendment, the Term Loan interest is payable quarterly at 90 day London Interbank Offered Rate (“LIBOR”) plus 2.25% per annum (previously 2.50% per annum); provided that on and after such time the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Term Loan—Aggregate commitment of $419.3 million matures on February 6, 2013. The term loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day LIBOR plus 2.25% per annum (7.61% at June 30, 2007). The principal balance outstanding at June 30, 2007 was $416.1 million.

Revolving Line of Credit (“Revolver”)—Maximum borrowings not to exceed $100.0 million. At the Company’s option, interest is currently payable at LIBOR plus 2.50% per annum or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50% per annum. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At June 30, 2007, there was no outstanding balance under the Revolver. From time to time the Revolver may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At June 30, 2007, there was no outstanding balance on the swing line loans. LCs outstanding at June 30, 2007 was $5.6 million with interest payable quarterly at 2.50% per annum. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries

Senior Subordinated Notes—Concurrent with the Bain Merger, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016. Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by all of the Company’s subsidiaries.

Seller Notes—Represents notes payable for amounts owed by Aspen Education Group arising out of achievement of certain earn out obligations per the terms of the underlying purchase agreements and to fund prior acquisitions. Interest rates on these notes range from 6.75% to 10.25% per annum. Principal and interest are payable quarterly through September 2011.

Capital Leases—Principal and interest are payable monthly at various dates through September 2011. Interest rates range from 5.00% to 12.20% per annum.

Interest expense on total debt was $15.1 million and $30.2 million for the three and six months ended June 30, 2007, $10.6 million and $17.1 million for the three and five months ended June 30, 2006 and $2.5 million for the one month ended January 31, 2006, respectively.

Interest income was approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2007, $0.02 million and $0.03 million in the three and five months ended June 30, 2006 and $0.0 million for the one month ended January 31, 2006.

9.	COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation and regulatory investigations arising in the ordinary course of its business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

10.	STOCKHOLDER’S EQUITY

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2006 and are held by the Group.

Voting—Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

Capital Contributed by Parent

In November, 2006, the Company received a capital contribution of $135.7 million from the Group to fund the Aspen Acquisition. The Group funded such capital contributions by a combination of $36.2 million resulting from the sale of its equity securities to certain of the Group’s equity holders and by the issuance of a PIK loan of $105.0 million issued at 1% original issue discount for net proceeds of $103.9 million. The Group incurred $4.5 million of financing costs in connection with the issuance of the PIK loan which was treated as a reduction in the capital contribution. The interest payable per annum for the PIK loan is 180 day LIBOR plus 7.0% per annum for the first year, 180 day LIBOR plus 7.5% per annum for the second year and 180 day LIBOR plus 8.0% per annum for the years thereafter until the maturity date. Per the PIK loan agreement, the interest is accrued through an increase in the principal amount. The aggregate principal amount inclusive of the accrued interest matures on November 17, 2013. This senior unsecured PIK loan is not guaranteed by the Company or any of its subsidiaries.

11.	STOCK-BASED COMPENSATION EXPENSE

Adoption of New Accounting Policy

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled subsequent to the date of adoption. Results from prior periods have not been restated.

The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007, the three and five months ended June 30, 2006 and the one month ended January 31, 2006 reflects the effect of SFAS 123(R). Stock option-based compensation expense related to employee stock options granted by the Group subsequent to the date of adoption recognized under SFAS 123(R) was $1.0 million and $2.1 million for the three and six months ended June 30, 2007, $0.9 million and $1.6 million for the three and five months ended June 30, 2006, respectively. The income tax benefit recognized in the unaudited condensed consolidated statements of operations for stock-based compensation expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2007 and $0.4 million and $0.7 million for the three and five months ended June 30, 2006, respectively. There was no stock option-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007, three and five months ended June 30, 2006 and one month ended January 31, 2006 related to the options granted prior to the date of adoption of SFAS 123(R). Stock option-based compensation expense of $17.7 million and tax benefit of $7.3 million was recognized in the 2006 Predecessor Company consolidated statement of operations and is included in the acquisition related costs.

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

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Weighted-average estimated fair value of units granted	$54.55	$53.50
Expected volatility – tranches 1 and 3 and management awards	45.9%	56.0%
Expected volatility – tranche 2	54.5%	56.0%
Risk-free interest rate	5.06%	5.07%
Expected term – tranches 1 and 3 and management awards in years	6.35	5.00
Expected term – tranche 2 in years	5.13	5.77
Expected dividend to be paid over the option period	$0.00	$0.00
Estimated forfeiture rate over the effective vesting period	5%	5%

	Six Months Ended June 30, 2007	Five Months Ended June 30, 2006
Weighted-average estimated fair value of units granted	$55.10	$53.40
Expected volatility – tranches 1 and 3 and management awards	47.4%	57.0%
Expected volatility – tranche 2	54.8%	57.0%
Risk-free interest rate	4.88%	4.52%
Expected term – tranches 1 and 3 and management awards in years	6.33	5.00
Expected term – tranche 2 in years	5.36	5.67
Expected dividend to be paid over the option period	$0.00	$0.00
Estimated forfeiture rate over the effective vesting period	5%	5%

As of June 30, 2007, $19.2 million of total unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

Activity under the Executive and Management Plans for the six months ended June 30, 2007 is set forth below:

	Options (in shares)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Options outstanding at December 31, 2006	6,310,558	9.02	4.81
Activity from January 1 through June 30, 2007
Granted	906,018	10.23	5.00
Exercised	—	—	—
Forfeited/cancelled/expired	(81,054)	10.14	—

Outstanding—June 30, 2007	7,135,522	$7.66	4.39

Exercisable—June 30, 2007	1,977,333	$3.59	4.39

12.	RELATED PARTY TRANSACTIONS

In connection with the Bain Merger, Bain Capital and the Company’s management entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Company’s direct parent company, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s directors are employees of Bain Capital, the Company’s principal shareholder.

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital receives an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses and any additional fees incurred in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. Of the $7.2 million, approximately $2.9 million were for acquisition related expenses and $4.3 million were for financing related expenses which are capitalized and recorded in other assets. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital and its affiliates. The Company under this agreement paid management fees of $0.5 million and $1.0 million during the three and six months ended June 30, 2007, $0.5 million and $0.8 million for the three and five months ended June 30, 2006, respectively, which is included in supplies, facilities and other operating costs.

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

As of June 30, 2007, the Company had outstanding $200.0 million aggregate principal amount of Notes due 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by substantially all of the Company’s subsidiaries.

The following supplemental tables present unaudited condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2007 and December 31, 2006, the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2007 (Successor), three and five months ended June 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor), and the unaudited condensed consolidating statement of cash flows for the six months ended June 30, 2007 (Successor), five months ended June 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor).

Condensed Consolidating Balance Sheet as of June 30, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,207	$(15)	$—	$3,192
Accounts receivable—net of allowance	4	32,485	651		33,140
Prepaid expenses	3,870	3,376	346		7,592
Other current assets	591	3,219	26		3,836
Income taxes receivable	6,330	491			6,821
Deferred income taxes	6,047	1,179			7,226

Total current assets	16,842	43,957	1,008	—	61,807
PROPERTY AND EQUIPMENT—Net	4,838	97,840	1,775		104,453
GOODWILL		705,383			705,383
INTANGIBLE ASSETS—Net		395,363			395,363
OTHER ASSETS	25,496	1,723	17		27,236
INVESTMENT IN SUBSIDIARIES—At cost	582,030			(582,030)

TOTAL ASSETS	$629,206	$1,244,266	$2,800	$(582,030)	$1,294,242

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,905	$2,594	$282	$—	$6,781
Accrued liabilities	13,486	18,941	1,177		33,604
Current portion of long-term debt	4,192	3,948			8,140
Other current liabilities	3,249	27,698	3,883		34,830

Total current liabilities	24,832	53,181	5,342	—	83,355
LONG-TERM DEBT—Less current portion	609,382	7,237			616,619
OTHER LONG-TERM LIABILITIES	892	2,050			2,942
DEFERRED INCOME TAXES	108,659	38,228			146,887

Total liabilities	743,765	100,696	5,342	—	849,803

MINORITY INTEREST		77	34		111
STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital(1)	(104,128)	1,123,364	(1,423)	(582,030)	435,783
(Accumulated deficit) Retained earnings	(10,433)	20,130	(1,152)		8,545

Total stockholder’s equity	(114,561)	1,143,494	(2,575)	(582,030)	444,328

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$629,204	$1,244,267	$2,801	$(582,030)	$1,294,242

(1)	Includes intercompany balances

Condensed Consolidating Balance Sheet as of December 31, 2006

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,167	$39	$—	$4,206
Accounts receivable—net of allowance	4	33,309	492		33,805
Prepaid expenses	3,977	3,676	22		7,675
Other current assets	152	2,096	13		2,261
Income taxes receivable	6,110	386			6,496
Deferred income taxes	5,873	1,179			7,052

Total current assets	16,116	44,813	566	—	61,495
PROPERTY AND EQUIPMENT—Net	4,258	89,835	883		94,976
GOODWILL		702,425			702,425
INTANGIBLE ASSETS—Net	43	400,671			400,714
OTHER ASSETS	26,953	2,205	20		29,178
INVESTMENT IN SUBSIDIARIES—At cost	577,739			(577,739)

TOTAL ASSETS	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,990	$2,662	$62	$—	$6,714
Accrued liabilities	13,473	20,544	810		34,827
Current portion of long-term debt	7,793	2,950			10,743
Other current liabilities	332	27,215	394		27,941

Total current liabilities	25,588	53,371	1,266	—	80,225
LONG-TERM DEBT—Less current portion	611,329	4,456			615,785
OTHER LONG-TERM LIABILITIES	90	5,436			5,526
DEFERRED INCOME TAXES	109,992	39,835			149,827

Total liabilities	746,999	103,098	1,266	—	851,363

MINORITY INTEREST		66	185		251
STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital(1)	(118,916)	1,130,185	122	(577,739)	433,652
(Accumulated deficit) retained earnings	(2,974)	6,600	(104)		3,522

Total stockholder’s equity	(121,890)	1,136,785	18	(577,739)	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

(1)	Includes intercompany balances

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$10	$110,772	$3,602	$—	$114,384
Other revenue	2	1,398	9		1,409
Management fee revenue	12,372			(12,372)

Net revenue	12,384	112,170	3,611	(12,372)	115,793

OPERATING EXPENSES:
Salaries and benefits	3,385	51,486	1,509		56,380
Supplies, facilities and other operating costs	2,251	28,886	2,247		33,384
Provision for doubtful accounts		1,513	12		1,525
Depreciation and amortization	508	5,049	64		5,621
Management fee expense		11,530	842	(12,372)

Total operating expenses	6,144	98,464	4,674	(12,372)	96,910

INCOME (LOSS) FROM OPERATIONS	6,240	13,706	(1,063)		18,883
INTEREST EXPENSE, NET	(14,595)	(218)			(14,813)
OTHER INCOME (LOSS)	767	(1)			766

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(7,588)	13,487	(1,063)		4,836
INCOME TAX (BENEFIT) EXPENSE	(3,098)	5,506	(434)		1,974
MINORITY INTEREST IN LOSS OF A SUBSIDIARY			(52)		(52)

NET (LOSS) INCOME	$(4,490)	$7,981	$(577)	$—	$2,914

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$14	$214,882	$5,970	$—	$220,866
Other revenue	4	2,836	17		2,857
Management fee revenue	24,855			(24,855)

Net revenue	24,873	217,718	5,987	(24,855)	223,723

OPERATING EXPENSES:
Salaries and benefits	6,822	102,184	2,682		111,688
Supplies, facilities and other operating costs	4,245	56,066	3,809		64,120
Provision for doubtful accounts	(1)	3,017	12		3,028
Depreciation and amortization	1,087	9,712	114		10,913
Management fee expense		23,459	1,396	(24,855)

Total operating expenses	12,153	194,438	8,013	(24,855)	189,749

(LOSS) INCOME FROM OPERATIONS	12,720	23,280	(2,026)		33,974
INTEREST EXPENSE, NET	(29,397)	(404)	(1)		(29,802)
OTHER INCOME	430	(12)	(1)		417

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(16,247)	22,864	(2,028)		4,589
INCOME TAX (BENEFIT) EXPENSE	(6,631)	9,332	(828)		1,873
MINORITY INTEREST IN LOSS OF A SUBSIDIARY			(152)		(152)

NET (LOSS) INCOME	$(9,616)	$13,532	$(1,048)	$—	$2,868

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$12	$60,959	$—	$60,971
Other revenue	3	1,158		1,161
Management fee revenue	13,497		(13,497)

Net revenue	13,512	62,117	(13,497)	62,132

OPERATING EXPENSES:
Salaries and benefits	2,927	25,444		28,371
Supplies, facilities and other operating costs	1,647	14,749		16,396
Provision for doubtful accounts		1,282		1,282
Depreciation and amortization	433	2,034		2,467
Management fee expense		13,497	(13,497)

Total operating expenses	5,007	57,006	(13,497)	48,516

INCOME FROM OPERATIONS	8,505	5,111		13,616
INTEREST EXPENSE, NET	(10,603)	5		(10,598)
OTHER INCOME	943			943

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,155)	5,116		3,961
INCOME TAX (BENEFIT) EXPENSE	(651)	2,885		2,234

NET (LOSS) INCOME	$(504)	$2,231	$—	$1,727

Condensed Consolidating Statements of Operations

For the Five Months Ended June 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$19	$98,762	$—	$98,781
Other revenue	4	1,949		1,953
Management fee revenue	22,021		(22,021)

Net revenue	22,044	100,711	(22,021)	100,734

OPERATING EXPENSES:
Salaries and benefits	4,794	42,071		46,865
Supplies, facilities and other operating costs	2,569	24,146		26,715
Provision for doubtful accounts		2,119		2,119
Depreciation and amortization	509	3,417		3,926
Management fee expense		22,021	(22,021)

Total operating expenses	7,872	93,774	(22,021)	79,625

INCOME FROM OPERATIONS	14,172	6,937		21,109
INTEREST EXPENSE, NET	(16,924)	9		(16,915)
OTHER INCOME	1,510			1,510

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,242)	6,946		5,704
INCOME TAX (BENEFIT) EXPENSE	(643)	3,595		2,952

NET (LOSS) INCOME	$(599)	$3,351	$—	$2,752

Condensed Consolidating Statements of Operations

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$19,355	$—	$19,360
Other revenue	1	489		490
Management fee revenue	1,110		(1,110)

Net revenue	1,116	19,844	(1,110)	19,850

OPERATING EXPENSES:
Salaries and benefits	666	8,599		9,265
Supplies, facilities and other operating costs	324	4,237		4,561
Provision for doubtful accounts		285		285
Depreciation and amortization	40	321		361
Acquisition related costs	43,710			43,710
Management fee expense		1,110	(1,110)

Total operating expenses	44,740	14,552	(1,110)	58,182

(LOSS) INCOME FROM OPERATIONS	(43,624)	5,292		(38,332)
INTEREST EXPENSE, NET	(2,505)			(2,505)
OTHER FINANCING COSTS	(10,655)			(10,655)
OTHER INCOME	55			55

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(56,729)	5,292		(51,437)
INCOME TAX (BENEFIT) EXPENSE	(13,723)	1,279		(12,444)

NET (LOSS) INCOME	$(43,006)	$4,013	$—	$(38,993)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(1,820)	$20,302	$2,494	$—	$20,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(1,667)	(12,854)	(447)		(14,968)
Proceeds from sale of property and equipment		29			29
Acquisition of businesses, net of cash acquired	(1,085)				(1,085)
Prior period acquisition adjustments		1,029			1,029

Net cash used in investing activities	(2,752)	(11,796)	(447)	—	(14,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	11,463	(9,362)	(2,101)
Debt financing costs	(622)				(622)
Net repayments under revolver line of credit	(3,600)				(3,600)
Repayments of long-term debt	(2,669)	(104)			(2,773)

Net cash provided by (used in) financing activities	4,572	(9,466)	(2,101)	—	(6,995)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(960)	(54)		(1,014)
CASH AND CASH EQUIVALENTS—Beginning of period		4,167	39		4,206

CASH AND CASH EQUIVALENTS—End of period	$—	$3,207	$(15)	$—	$3,192

Condensed Consolidating Statements of Cash Flows

For the Five Months Ended June 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(52,538)	$46,012	$—	$(6,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(775)	(4,069)		(4,844)
Proceeds from sale of property and equipment	—	3		3
Acquisition of businesses, net of cash acquired	(3,601)			(3,601)
Prior period acquisition adjustments	(14)			(14)
Payment of purchase price to former shareholders	(429,190)			(429,190)

Net cash used in investing activities	(433,580)	(4,066)	—	(437,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	294,475			294,475
Payment of transaction related costs	(5,354)			(5,354)
Intercompany transfers	40,376	(40,376)		—
Debt financing costs	(22,464)			(22,464)
Net borrowings under revolving line of credit	(4,500)			(4,500)
Proceeds from issuances of long-term debt	442,022			442,022
Repayments of long-term debt	(254,588)			(254,588)

Net cash provided by (used in) financing activities	489,967	(40,376)	—	449,591

INCREASE IN CASH AND CASH EQUIVALENTS	3,849	1,570		5,419
CASH AND CASH EQUIVALENTS—Beginning of period		423		423

CASH AND CASH EQUIVALENTS—End of period	$3,849	$1,993	$—	$5,842

Condensed Consolidating Statements of Cash Flows

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,764	$—	$1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(30)	(286)		(316)
Proceeds from sale of property and equipment		1		1

Net cash used in investing activities	(30)	(285)	—	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)
Stock options exercised	7			7
Debt financing costs	(547)			(547)
Repayments of revolver line of credit	(5,000)			(5,000)

Net cash used in financing activities	(1,353)	(4,187)	—	(5,540)

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(4,946)	292		(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,946	131		5,077

CASH AND CASH EQUIVALENTS—End of period	$—	$423	$—	$423

14.	SEGMENT INFORMATION

In accordance with the criteria of SFAS No. 131 the Company has determined that it operates three reportable segments: (1) residential treatment division (“Residential”), (2) outpatient treatment division (“Outpatient”) and (3) youth treatment division (“Youth”). The Company has aggregated operations into three reportable segments based on the characteristics of the services provided. The reportable segments of Residential and Outpatient have not changed as a result of the consummation of the Bain Merger. A new reportable segment, Youth, has been formed after the Aspen Acquisition.

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

Residential—The Residential segment provides chemical dependency and other behavioral health disorders treatment services both on an inpatient, residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2007, the Residential segment provided services to patients at 43 facilities located in 12 states.

Outpatient—The Outpatient segment provides substance abuse treatment services on an outpatient basis. Substantially all of the services are provided to individuals addicted to heroin and other opiates, including prescription painkillers. Services include medication assisted treatment, counseling and physical examination. As of June 30, 2007, 46 of our 60 clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service. Such additional services include outpatient detoxification and intensive outpatient services for individuals addicted to drugs or alcohol. As of June 30, 2007, the Outpatient segment provided services to patients at 60 facilities located in 18 states.

Youth—The Youth segment provides a wide variety of therapeutic and educational programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Its programs are offered in therapeutic boarding schools, experiential outdoor education programs, weight-loss residential schools and summer weight-loss camps. As of June 30, 2007, the Youth segment operated 37 educational and therapeutic facilities in 13 states and one in the United Kingdom.

Corporate/Other—In addition to the three reportable segments as described above, the Company has activities classified as Corporate/Other which represent revenue and expenses associated with eGetgoing, an online treatment service and certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support) and stock option-based compensation expense that are not allocated to the segments.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments were as follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Five Months Ended June 30, 2006	One Month Ended January 31, 2006
Net revenue:
Residential	$48,792	$96,115	$39,709	$63,815	$12,693
Outpatient	25,636	50,432	22,274	36,667	7,125
Youth	41,245	76,933	—	—	—
Corporate/other	120	243	149	252	32

Total consolidated net revenue	$115,793	$223,723	$62,132	$100,734	$19,850

Operating expenses:
Residential	$35,392	$70,576	$28,609	$46,987	$9,112
Outpatient	17,581	34,433	14,761	24,488	4,447
Youth	37,784	72,581	—	—	—
Corporate/other	6,153	12,159	5,146	8,150	44,623

Total consolidated operating expenses	$96,910	$189,749	$48,516	$79,625	$58,182

Income (loss) from operations:
Residential	$13,400	$25,539	$11,100	$16,828	$3,581
Outpatient	8,055	15,999	7,513	12,179	2,678
Youth	3,461	4,352	—	—	—
Corporate/other	(6,033)	(11,916)	(4,997)	(7,898)	(44,591)

Total consolidated income (loss) from operations	$18,883	$33,974	$13,616	$21,109	$(38,332)

Income (loss) from continuing operations before income taxes:
Total consolidated income (loss) from operations	$18,883	$33,974	$13,616	$21,109	$(38,332)
Interest expense, net	(14,813)	(29,802)	(10,598)	(16,915)	(2,505)
Other financing costs	—	—	—	—	(10,655)
Other income	766	417	943	1,510	55

Total consolidated income (loss) from continuing operations before income taxes	$4,836	$4,589	$3,961	$5,704	$(51,437)

Capital expenditures:
Residential	$5,372	$8,676	$2,509	$3,367	$336
Outpatient	368	698	347	924	45
Youth	2,243	3,926	—	—	—
Corporate/other	1,010	1,668	699	867	30

Total consolidated capital expenditures	$8,993	$14,968	$3,555	$5,158	$411

	June 30 2007	December 31, 2006
Total assets:
Residential	$553,406	$545,110
Outpatient	329,383	331,491
Youth	361,718	361,319
Corporate/other	49,735	50,868

Total consolidated assets	$1,294,242	$1,288,788

15.	SUBSEQUENT EVENT

Subsequent to June 30, 2007, the Company signed definitive agreements to purchase a residential treatment facility, a weight management facility and a youth treatment facility for an aggregate of approximately $32.0 million in cash, of which one acquisition closed effective July 1, 2007.

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

OVERVIEW

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our substance abuse and behavioral disorder treatment services through our residential and outpatient treatment programs, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division or Aspen Education Group. We have three reporting segments: residential treatment division (“Residential”), outpatient treatment division (“Outpatient”) and youth treatment division (“Youth”). Our residential treatment division, which currently operates 28 inpatient and 15 outpatient facilities in 12 states, treats patients for addiction to alcohol and drugs and other behavioral health disorders. As of June 30, 2007, our residential treatment division treated approximately 1,450 patients per day. Our outpatient treatment division, which currently operates 60 outpatient treatment clinics in 18 states, provides services to individuals addicted to opiates, including heroin and prescription painkillers. As of June 30, 2007, our outpatient treatment programs treated approximately 25,400 patients per day. Aspen Education Group currently operates 37 education facilities in 13 states and one facility in the United Kingdom and enrolled approximately 1,800 new students during the six months ended June 30, 2007. Activities classified as “Corporate/other” represent revenue and expenses associated with eGetgoing, an online treatment service, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

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

Basis of Presentation

As a result of the Transactions on February 6, 2006, a new basis of accounting has begun. However, for accounting purposes and to coincide with our normal financial closing dates, we have utilized February 1, 2006 as the effective date of the Transactions. For the purpose of presenting a comparison of our 2007 operating results to 2006, we have presented the six months ended June 30, 2006 as the mathematical addition of our operating results for the one month ended January 31, 2006 (“Predecessor Company”) to the operating results for the five months ended June 30, 2006 (“Successor Company”). This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the six months ended June 30, 2006.

Acquisitions

2007 Acquisitions

In the six months ended June 30, 2007, we completed one acquisition and paid approximately $1.1 million in cash, including acquisition related expenses. The acquisition is intended to expand our range of youth treatment services into new geographic regions in the United States. This acquisition is not expected to materially impact our results of operations.

2006 Acquisitions

In November 2006, we acquired all of the outstanding capital stock of Aspen Education Group for approximately $278.4 million in total purchase consideration, including acquisition related expenses of $1.6 million. We refer to this acquisition as the Aspen Acquisition. We believe Aspen Education Group is the largest for-profit provider of therapeutic educational programs to troubled youth and its offerings include boarding schools, experiential outdoor education programs, weight loss residential high schools and summer weight loss camps. The Aspen Acquisition is intended to diversify our business into other service offerings and geographic regions. This acquisition will further enhance our overall self payor mix revenue and offers multiple revenue and cost synergies. A new reportable segment Youth has been formed after the Aspen Acquisition.

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

SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when services are provided. During the three and six months ended June 30, 2007, we generated 86.4% of our net revenue from non-governmental sources, including 71.4% from self payors and 15.0% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three and six months ended June 30, 2007, our consolidated same-facility net revenue increased by 6.3% and 6.1%, respectively, compared to the same periods in 2006. “Same-facility” refers to the comparison of each facility owned during 2006 with the results for the comparable period in 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. Management believes that there have not been any significant changes during the six months ended June 30, 2007 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS 159 on January 1, 2008. We are currently evaluating the effect of the adoption of SFAS 159 will have on our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

The following tables illustrate our results of operations by segment for the three and six months ended June 30, 2007 and 2006 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue). Each period has a different basis of accounting and, as a result, they are not comparable. For the purpose of presenting a comparison of our 2007 results to 2006, we have presented the six months ended June 30, 2006 as the mathematical addition of our operating results for the one month ended January 31, 2006 to the operating results of the five months ended June 30, 2006. This approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the six months ended June 30, 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Net revenue:
Residential	$48,792	42.2%	$39,709	63.9%	$96,115	43.0%	$76,508	63.4%
Outpatient	25,636	22.1%	22,274	35.8%	50,432	22.5%	43,792	36.3%
Youth	41,245	35.6%	—	0.0%	76,933	34.4%	—	0.0%
Corporate / other	120	0.1%	149	0.3%	243	0.1%	284	0.3%

Net revenue	115,793	100.0%	62,132	100.0%	223,723	100.0%	120,584	100.0%
Operating expenses:
Residential	35,392	30.5%	28,609	46.0%	70,576	31.5%	56,099	46.5%
Outpatient	17,581	15.2%	14,761	23.8%	34,433	15.4%	28,935	24.0%
Youth	37,784	32.7%	—	0.0%	72,581	32.5%	—	0.0%
Corporate / other	6,153	5.3%	5,146	8.3%	12,159	5.4%	52,773	43.8%

Total operating expenses	96,910	83.7%	48,516	78.1%	189,749	84.8%	137,807	114.3%
Income (loss) from operations:
Residential	13,400	11.7%	11,100	17.9%	25,539	11.5%	20,409	16.9%
Outpatient	8,055	6.9%	7,513	12.0%	15,999	7.1%	14,857	12.3%
Youth	3,461	2.9%	—	0.0%	4,352	1.9%	—	0.0%
Corporate / other	(6,033)	-5.2%	(4,997)	-8.0%	(11,916)	-5.3%	(52,489)	-43.5%

Income (loss) from operations	18,883	16.3%	13,616	21.9%	33,974	15.2%	(17,223)	-14.3%
Interest expense, net	(14,813)		(10,598)		(29,802)		(19,420)
Other financing costs	—		—		—		(10,655)
Other income	766		943		417		1,565

Income (loss) from operations before income taxes	4,836		3,961		4,589		(45,733)
Income tax expense (benefit)	1,974		2,234		1,873		(9,492)
Minority interest in loss of a subsidiary	(52)		—		(152)		—

Net income (loss)	$2,914		$1,727		$2,868		$(36,241)

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Consolidated net revenue increased $53.7 million, or 86.4%, to $115.8 million in the quarter ended June 30, 2007 from $62.1 million in the quarter ended June 30, 2006. Of the $53.7 million increase, the youth treatment division contributed $41.2 million and the remaining net revenue growth was driven by net revenue increases of $9.1 million, or 22.9%, and $3.4 million, or 15.1%, in our residential and outpatient treatment divisions, respectively. Of the $9.1 million and $3.4 million net revenue increases in the residential and outpatient treatment divisions, respectively, $5.5 million and $1.4 million, respectively, was contributed by the 2006 acquisitions that were not included in results of operations for the second quarter of 2006. In addition, same-facility revenue growth in residential and outpatient treatment divisions of $2.9 million, or 7.3%, and $1.0 million, or 4.6%, respectively, and start-up facilities revenue increases in residential and outpatient treatment divisions of $0.7 million and $0.9 million, respectively, contributed to the net revenue growth. Our same-facility residential growth was driven in part by a 3.4% increase in patient census and a 3.8% increase in revenue per patient day. Our same-facility outpatient growth was primarily attributable to an increase in the number of patients receiving treatment at our outpatient treatment clinics. On a same-facility basis, outpatient treatment clinic census increased 3.2% from an average daily census of 21,398 in the second quarter of 2006 to an average daily census of 22,074 in the second quarter of 2007.

Consolidated operating expenses increased $48.4 million, or 99.7%, to $96.9 million in the quarter ended June 30, 2007 from $48.5 million in the quarter ended June 30, 2006. Of the $48.4 million increase in operating expenses, the youth treatment division incurred $37.8 million in expenses that are mainly attributable to salaries and wages and other general operating expenses. The increases in our residential treatment and outpatient treatment division operating expenses before divisional administration expenses were $5.8 million, or 21.5%, and $2.7 million, or 21.0%, respectively. The increase in residential treatment operating expenses was mainly attributable to $4.3 million in expenses related to the 2006 acquisitions and partially attributable to a $1.0 million, or 3.9%, same-facility increase in operating expenses. The increase in outpatient treatment operating expenses of $1.1 million, or 9.2%, was attributable to same-facilities, $0.8 million, or 79.1%, was attributable to start-up facilities and $0.8 million in expenses related to the 2006 acquisitions. Division administration expenses increased $0.9 million, or 65.8%, in our residential treatment division and increased $0.1 million, or 6.8%, in our outpatient treatment division. Corporate/other expenses increased $1.0 million, or 19.6%, and expressed as a percentage of consolidated net revenue, corporate/other expenses decreased to 5.3% in the second quarter of 2007 compared to 8.3% in the same period in 2006.

Our consolidated operating margin declined to 16.3% in the quarter ended June 30, 2007 compared to 21.9% in the quarter ended June 30, 2006 due primarily to lower operating margins associated with the Aspen acquisition. On a same-facility basis, our consolidated operating margin increased to 36.9% in the quarter ended June 30, 2007, as compared to 36.4% in the quarter ended June 30, 2006.

Our consolidated net income as a percentage of consolidated net revenue declined to 2.5% in the quarter ended June 30, 2007 compared to 2.8% in the quarter ended June 30, 2006. The slight decrease in the net income percentage in the second quarter of 2007 compared to 2006 was primarily due to an increase in interest expense of $4.2 million resulting mainly from the additional borrowings related to the Aspen Acquisition in November 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Consolidated net revenue increased $103.1 million, or 85.5%, to $223.7 million in the six months ended June 30, 2007 from $120.6 million in the six months ended June 30, 2006. Of the $103.1 million increase, the youth treatment division contributed $76.9 million and the remaining net revenue growth was driven by net revenue increases of $19.6 million, or 25.6%, and $6.6 million, or 15.2%, in our residential and outpatient treatment divisions, respectively. Of the $19.6 million and $6.6 million net revenue increases in the residential and outpatient treatment divisions, respectively, $13.2 million and $2.8 million, respectively was contributed by the 2006 acquisitions and the Transactions that were not included in results of operations in the six months ended June 30, 2006. In addition, same-facility revenue increases in residential and outpatient treatment divisions of $5.2 million, or 6.7%, and $2.1 million, or 5.1%, respectively, and start-up facilities revenue increases in residential and outpatient treatment divisions of $1.3 million and $1.7 million, respectively, contributed to the net revenue growth. Our same-facility residential growth was driven in part by a 4.0% increase in patient census and a 2.6% increase in revenue per patient day. Our same-facility outpatient growth was primarily attributable to an increase in the number of patients receiving treatment at our outpatient treatment clinics. On a same-facility basis, outpatient treatment clinic census increased 3.5% from an average daily census of 21,215 in the six months ended June 30, 2006 to an average daily census of 21,966 in the six months ended June 30, 2007.

Consolidated operating expenses increased $51.9 million, or 37.7%, to $189.7 million in the six months ended June 30, 2007 from $137.8 million in the six months ended June 30, 2006. The increases in our residential treatment and outpatient treatment division operating expenses before divisional administration expenses were $12.5 million, or 23.3%, and $5.0 million, or 19.9%, respectively. The increase in residential treatment operating expenses was mainly attributable to $9.2 million in expenses related to the 2006 acquisitions and partially attributable to a $2.4 million, or 4.6%, same-facility increase in operating expenses. The increase in outpatient treatment operating expenses of $1.8 million, or 7.8%, was attributable to same-facilities, $1.6 million in expenses related to the 2006 acquisitions and $1.5 million, or 82.5%, was attributable to start-up facilities. Division administration expenses increased $2.0 million, or 76.1%, in our residential treatment division and increased $0.5 million, or 13.1%, in our outpatient treatment division. The youth treatment operating expenses of $72.6 million are attributable mainly to salaries and wages and other general operating expenses. Corporate/other expenses decreased $40.6 million, or 77.0%, and expressed as a percentage of consolidated net revenue, corporate/other expenses decreased to 5.4% in the six months ended June 30, 2007 compared to 43.8% in the six months ended June 30, 2006. The corporate/other expenses in 2006 was primarily attributable to non-recurring expenses of $43.7 million related to the Transactions and the corporate/other expenses in 2007 was not impacted by such non-recurring expenses.

Our consolidated operating margin was 15.2% in the six months ended June 30, 2007 compared to (14.3) % in the six months ended June 30, 2006. Non-recurring expenses of $43.7 million related to the Transactions impacted the six months ended June 30, 2006 operating margin. The six months ended June 30, 2007 operating margin was not impacted by such non-recurring expenses but was partially impacted by lower operating margins associated with the Aspen acquisition. On a same-facility basis, our consolidated operating margin increased to 36.7% in the six months ended June 30 2007, as compared to 36.3% in the six months ended June 30, 2006.

Our consolidated net income as a percentage of consolidated net revenue was 1.3% in the six months ended June 30, 2007 compared to (30.1)% in the six months ended June 30, 2006. The six months ended June 30, 2006 net income percentage was mainly due to the operating margin decline as described above. Although the six months ended June 30, 2007 net income percentage was not impacted by any material non-recurring expenses it was partially impacted by additional interest expense of $10.4 million resulting mainly from the additional borrowings related to the Aspen Acquisition in November 2006.

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

We had negative working capital of $21.5 million at June 30, 2007 and $18.7 million at December 31, 2006, respectively. The decrease in working capital from December 31, 2006 to June 30, 2007 was primarily attributable to an increase in deferred revenue of $8.8 million mainly resulting from the outdoor summer programs in our youth treatment division, partially offset by decreases in the current portion of long-term debt and other changes in working capital accounts.

Sources and Uses of Cash

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$20,976	$(5,325)
Net cash used in investing activities	(14,995)	(437,961)
Net cash (used in) provided by financing activities	(6,995)	444,051

Net (decrease) increase in cash	$(1,014)	$765

Cash provided by operating activities was $21.0 million in the six months ended June 30, 2007, compared to cash used in operating activities of $5.3 million in the six months ended June 30, 2006. The cash used in operating activities for the six months ended June 30, 2006 was primarily due to the net loss in the January 2006 Predecessor Company statement of operations resulting from the payment of non-recurring acquisition related expenses incurred in connection with the Transactions.

Cash used in investing activities was $15.0 million in the six months ended June 30 2007, compared to $438.0 million in the six months ended June 30, 2006. The cash used for investing activities during the six months ended June 30, 2006 was due primarily to the payment of the purchase price to former shareholders in connection with the Transactions, partially offset by lower capital expenditures in 2006 compared to 2007.

Cash used in financing activities was $7.0 million in the six months ended June 30, 2007, compared to cash provided by financing activities of $444.1 million in the six months ended June 30, 2006. The cash provided from financing activities in the six months ended June 30, 2006 was due primarily to an equity contribution of $294.5 million from investment funds managed by Bain Capital and the increase in net issuances of long-term debt of $187.4 million, partially offset in part by the payment of $28.4 million for debt financing and transaction costs.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of June 30, 2007, our senior secured credit facility is comprised of a $416.1 million senior secured term loan facility and a $100.0 million revolving credit facility. At June 30, 2007, we do not have any outstanding balance under the revolving credit facility. In addition, the revolving credit facility had approximately $5.6 million of letters of credit issued and outstanding at June 30, 2007. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing residential treatment and outpatient treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, if necessary, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional residential treatment facilities, outpatient treatment clinics and youth treatment facilities. We expect to spend an approximately $5.0 to $8.0 million for maintenance related expenditure and an additional $20.0 to $30.0 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of June 30, 2007, we are in compliance with all such covenants.

Effective April 16, 2007, we entered into an amendment to our amended and restated credit agreement dated November 17, 2006. Per the amendment, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Funding Commitments

Subsequent to June 30, 2007, the Company signed definitive agreements to purchase a residential treatment facility, a weight management facility and a youth treatment facility for an aggregate of approximately $32.0 million in cash, of which one acquisition closed effective July 1, 2007.

In connection with an acquisition which closed in October 2005, we are obligated to make certain additional payments in the amount of up to $2.0 million upon the achievement of certain performance milestones for the second year period ending October 2007. As of June 30, 2007, the entity has achieved the second year performance milestones and as a result we recorded additional goodwill and a liability of $2.0 million, respectively. These additional payments earned will be paid by us in the fourth quarter of 2007.

Certain agreements acquired in the Aspen Acquisition contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the entity’s operations exceed negotiated benchmarks. As a result of two of the entities exceeding the benchmark, the Youth treatment division recorded additional liability of $3.7 million, of which $2.5 million was incurred during the six months ended June 30, 2007. The additional consideration consists of a combination of cash and notes payable issued to the seller. As of August 10, 2007, we made $1.8 million of the cash payment and expect the remaining cash payment to be made in the fourth quarter of 2007.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II, of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2006.

Item 4T.	Controls and Procedures

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

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

The Exhibit Index beginning on page 37 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007

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