Form 10-Q
period 2007-09-30
CRC Health CORP
filed 2007-11-13
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

There is no market for the registrant’s equity. The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 12, 2007 was 1,000.

CRC HEALTH CORPORATION

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 (Successor), three and eight months ended September 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor)	4
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (Successor), eight months ended September 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor)	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36
	Item 4T.	Controls and Procedures	36

Part II.	Other Information
	Item 1A.	Risk Factors	37
	Item 5.	Other Information	37
	Item 6.	Exhibits	37

Signature			38
Exhibit Index			39

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,112	$4,206
Accounts receivable, net of allowance for doubtful accounts of $8,951 in 2007 and $8,235 in 2006	34,487	33,805
Prepaid expenses	5,859	7,675
Other current assets	2,448	2,261
Income taxes receivable	11,692	6,496
Deferred income taxes	8,231	7,052

Total current assets	65,829	61,495
PROPERTY AND EQUIPMENT—Net	120,541	94,976
GOODWILL	720,650	702,425
INTANGIBLE ASSETS—Net	392,688	400,714
OTHER ASSETS	26,109	29,178

TOTAL ASSETS	$1,325,817	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,788	$6,714
Accrued liabilities	24,955	34,827
Current portion of long-term debt	53,816	10,743
Other current liabilities	27,960	27,941

Total current liabilities	112,519	80,225
LONG-TERM DEBT—Less current portion	616,305	615,785
OTHER LONG-TERM LIABILITIES	2,526	5,526
DEFERRED INCOME TAXES	143,420	149,827

Total liabilities	874,770	851,363

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST	544	251
STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2007 and December 31, 2006
Additional paid-in capital	437,337	433,652
Retained earnings	13,166	3,522

Total stockholder’s equity	450,503	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,325,817	$1,288,788

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (SUCCESSOR), THREE AND EIGHT MONTHS ENDED SEPTEMBER 30, 2006 (SUCCESSOR) AND ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands)

	Successor				Predecessor
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Eight Months Ended September 30, 2006	One Month Ended January 31, 2006
NET REVENUE:
Net client service revenue	$120,623	$341,489	$64,290	$163,071	$19,360
Other revenue	1,746	4,603	1,210	3,163	490

Net revenue	122,369	346,092	65,500	166,234	19,850

OPERATING EXPENSES:
Salaries and benefits	55,443	167,131	30,397	77,262	9,265
Supplies, facilities and other operating costs	36,557	100,677	17,698	44,413	4,561
Provision for doubtful accounts	2,036	5,064	1,176	3,295	285
Depreciation and amortization	5,397	16,310	2,320	6,246	361
Acquisition related costs	—	—	—	—	43,710

Total operating expenses	99,433	289,182	51,591	131,216	58,182

INCOME (LOSS) FROM OPERATIONS	22,936	56,910	13,909	35,018	(38,332)
INTEREST EXPENSE, NET	(15,169)	(44,971)	(11,184)	(28,099)	(2,505)
OTHER FINANCING COSTS	—	—	—	—	(10,655)
OTHER (EXPENSE) INCOME	(1,217)	(800)	(1,544)	(34)	55

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	6,550	11,139	1,181	6,885	(51,437)
INCOME TAX EXPENSE (BENEFIT)	1,502	3,375	742	3,694	(12,444)
MINORITY INTEREST IN INCOME OF A SUBSIDIARY	427	275	—	—	—

NET INCOME (LOSS)	$4,621	$7,489	$439	$3,191	$(38,993)

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (SUCCESSOR), EIGHT MONTHS ENDED SEPTEMBER 30, 2006 (SUCCESSOR) AND ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2007	Eight Months Ended September 30, 2006	One Month Ended January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,489	$3,191	$(38,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,310	6,246	361
Write-off of debt discount and capitalized financing costs	—	—	10,655
Amortization of debt discount and capitalized financing costs	3,356	1,982	162
Loss (gain) on interest rate swap agreement	744	15	(55)
Gain on disposition of property	(10)	(36)	(1)
Provision for doubtful accounts	5,064	3,295	285
Stock-based compensation	3,203	2,586	17,666
Deferred income taxes	3,747	(391)	—
Minority interest	275	—	—
Changes in current assets and liabilities:
Accounts receivable	(5,745)	(7,962)	(1,271)
Income taxes receivable	(2,605)	3,841	(9,041)
Accounts payable	(926)	26	(2,997)
Accrued liabilities	(10,037)	(24,832)	25,641
Income taxes payable	—	—	(3,384)
Other working capital accounts	(3,578)	5,695	842
Other assets and liabilities	832	(39)	1,331

Net cash provided by (used in) operating activities	18,119	(6,383)	1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(24,239)	(7,115)	(316)
Proceeds from sale of property and equipment	67	36	1
Acquisition of business, net of cash acquired	(33,602)	(36,626)	—
Prior period acquisition adjustments	979	(14)	—
Payment of purchase price to former shareholders	—	(429,190)	—

Net cash used in investing activities	(56,795)	(472,909)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	—	294,475	—
Capital contributed by parent	500	—	—
Payment of transaction related costs	—	(5,354)	—
Stock options exercised	—	—	7
Debt financing costs	(611)	(22,981)	(547)
Net borrowings (repayments) under revolving line of credit	41,900	27,500	(5,000)
Proceeds from issuances of long-term debt	—	442,022	—
Repayment of long-term debt	(4,207)	(255,200)	—

Net cash provided by (used in) financing activities	37,582	480,462	(5,540)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,094)	1,170	(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,206	423	5,077

CASH AND CASH EQUIVALENTS—End of period	$3,112	$1,593	$423

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable in conjunction with the addition of property and equipment	$—	$225	$95
Payable in conjunction with acquisition contingent consideration	$4,625	$1,744	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47,342	$22,652	$1,336

Cash paid for income taxes, net of refunds	$2,235	$225	$—

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

CRC Health Corporation (the “Company” or “We”) is a wholly owned subsidiary of CRC Health Group, Inc. referred to as (the “Group”) or (the “Parent”). The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and behavioral disorder treatment services through residential and outpatient treatment facilities, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division. As of September 30, 2007, we operated 107 residential and outpatient treatment facilities in 23 states and treated approximately 26,615 patients per day. As of September 30, 2007, our youth treatment division operated programs at 38 facilities in 13 states and one in the United Kingdom.

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

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.

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

2007 Acquisitions

In the nine months ended September 30, 2007, the Company completed four acquisitions and paid total cash consideration of approximately $32.7 million, including acquisition related expenses. The acquisitions are intended to provide expansion of its residential and youth services into new geographic regions in the United States. The Company recorded $23.5 million of goodwill, of which $22.4 million is expected to be deductible for tax purposes. Goodwill assigned to the Residential and Youth treatment segments was $21.9 million and $1.6 million, respectively.

The acquisitions were accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Under purchase accounting the purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. The purchase price was allocated using the information currently available. As a result, the Company may adjust the allocation of the purchase consideration as we obtain more information regarding the asset valuations, liabilities assumed and purchase price adjustments. The Company has included the acquired entities’ results of operations in the unaudited condensed consolidated statements of operations from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

Prior Period Acquisitions

In connection with an acquisition which closed in October 2005, the Company is obligated to make certain additional payments of up to $2.0 million upon the achievement of certain performance milestones. As of September 30, 2007, the entity has achieved the second year performance milestones and as a result the Company recorded additional goodwill and a liability of $2.0 million. Payment was made by the Company in the fourth quarter of 2007.

Certain acquisition agreements acquired in the Aspen Acquisition (as defined below) contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity’s operations exceed negotiated benchmarks. As of September 30, 2007, four of the entities exceeded the benchmarks, the Youth treatment segment recorded additional goodwill and a liability of $4.5 million of which $1.9 million was incurred during the three months ended September 30, 2007. The additional consideration consists of a combination of cash and notes payable issued to the seller. During the three months ended September 30, 2007, the Company paid $1.8 million under the contingent earnout arrangements and expects the remaining cash payments to be made in the first quarter of 2008.

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

4.	BALANCE SHEET COMPONENTS

Balance sheet components at September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Other assets:
Capitalized financing costs—net	$24,374	$26,899
Deposits	895	1,078
Note receivable and accrued interest	840	1,201

Total other assets	$26,109	$29,178

Accrued liabilities:
Accrued payroll and related expenses	$7,271	$13,227
Accrued vacation	5,944	5,376
Accrued interest	4,051	9,288
Accrued expenses	7,689	6,936

Total accrued liabilities	$24,955	$34,827

Other current liabilities:
Deferred revenue	$17,713	$15,343
Other liabilities	4,258	5,434
Client deposits	5,051	4,347
Interest rate swap liability	635	—
Insurance premium financing	303	2,817

Total other current liabilities	$27,960	$27,941

Accounts receivable:
Accounts receivable	$43,438	$42,040
Less allowance for doubtful accounts	(8,951)	(8,235)

Accounts receivable—net	$34,487	$33,805

5.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$21,323	$19,031
Building and improvements	47,547	41,886
Leasehold improvements	19,026	12,011
Furniture and fixtures	9,011	7,074
Computer equipment	7,044	5,766
Computer software	4,346	3,078
Motor vehicles	4,709	3,687
Field equipment	2,046	1,423
Construction in progress	18,940	6,208

	133,992	100,164
Less accumulated depreciation	(13,451)	(5,188)

Property and equipment—net	$120,541	$94,976

Depreciation expense was $2.7 million and $8.3 million for the three and nine months ended September 30, 2007, $1.2 million and $3.2 million for the three and eight months ended September 30, 2006 and $0.3 million for the one month ended January 31, 2006, respectively

6.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by segment for the nine months ended September 30, 2007 are as follows (in thousands):

	Residential	Outpatient	Youth	Total
Goodwill — December 31, 2006	$267,631	$208,179	$226,615	$702,425
Goodwill additions (Other Acquisitions)	21,942	—	1,611	23,553
Goodwill additions related to earnouts	2,000	—	4,471	6,471
Goodwill adjustments related to purchase price allocations	(2,940)	(2,678)	(6,181)	(11,799)

Goodwill — September 30, 2007	$288,633	$205,501	$226,516	$720,650

The goodwill additions for the Other Acquisitions relate to the acquisitions completed in the current and prior fiscal year. The goodwill adjustments are for the prior fiscal year Other Acquisitions and Aspen Acquisition and relate primarily to revisions of the original estimates.

Intangible assets at September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	Amortization Lives	September 30, 2007	December 31, 2006
Intangible assets subject to amortization:
Referral network	20 years	$45,400	$45,400
Accreditations	20 years	24,400	24,400
Curriculum	20 years	9,000	9,000
Government, including Medicaid, contracts	15 years	35,600	35,600
Managed care contracts	10 years	14,400	14,400
Core developed technology	5 years	2,704	2,704
Covenants not to compete	3 years	152	152
Registration rights	2 years	200	200
Student contracts	1 year	2,241	2,241
Less: accumulated amortization		(12,955)	(4,929)

Total intangible assets subject to amortization		121,142	129,168

Intangible assets not subject to amortization:
Trademarks and trade names		183,725	183,725
Certificates of need		44,600	44,600
Licenses		43,221	43,221

Total intangible assets not subject to amortization		271,546	271,546

Total intangible assets		$392,688	$400,714

Amortization expense of intangible assets subject to amortization was $2.7 million and $8.1 million for the three and nine months ended September 30, 2007, $1.1 million and $3.1 million for the three and eight months ended September 30, 2006 and $0.02 million for the one month ended January 31, 2006, respectively.

Estimated future amortization expense related to the amortizable intangible assets at September 30, 2007 is as follows (in thousands):

Fiscal Year
2007 (remaining 3 months)	$2,395
2008	8,318
2009	8,293
2010	8,293
2011	7,798
Thereafter	86,045

Total	$121,142

7.	INCOME TAXES

The Company determines income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods. The estimated effective annual income tax rate is 40.2%. The income tax expense for the three and nine months ended September 30, 2007 was $1.5 million and $3.4 million, reflecting an effective tax rate of 22.9% and 30.3%, respectively. The effective income tax rates for the three and nine month periods were positively affected by the release of $1.1 million of tax reserve under FIN 48 during the third quarter as further discussed below.

The income tax expense for the three and eight months ended September 30, 2006 was $0.7 million and $3.7 million, reflecting an effective tax rate of 62.8% and 53.7%, respectively. The income tax benefit for the one month ended January 31, 2006 was $12.4 million, reflecting an effective tax rate of 24.2%. The tax benefit for the one month ended January 31, 2006 was primarily the result of $31.9 million of acquisition-related expenses that are deductible for tax purposes. The effective tax rate for the three and eight months ended September 30, 2006 includes a benefit of $0.1 million due to a reversal of net deferred tax liabilities resulting from the adoption of a new Texas state law.

During the second quarter of 2007 a study of the deductibility of transaction costs incurred in connection with the Aspen Acquisition was completed. As a result of the study the Company revised its previous estimate of the amount of acquisition related expenses that are expected to be tax deductible by $1.8 million. This resulted in an increase in 2006 net operating losses (“NOL’s”) which can be carried back to offset income in prior years. An income tax receivable of $0.7 million and a corresponding decrease in goodwill associated with Aspen Acquisition was recorded in the second quarter to reflect changes in the previously estimated deductible transaction costs. During the third quarter, the Company recorded an income tax receivable of $3.3 million with an offset to goodwill based on the tax return filed associated with the preacquisition earnings of Aspen.

During the third quarter of 2007 a separate study of the deductibility of transaction costs incurred in connection with the Bain Merger was completed. As a result of the study the Company revised its previous estimate of the amount of acquisition related expenses that are expected to be tax deductible by $15.8 million, which correspondingly increased the NOL’s for 2006. The Company carried back $6.0 million of the 2006 increase in NOL’s to offset income in the prior years and recorded an income tax receivable of $1.7 million. In addition, $9.8 million of NOL’s were carried forward to future years. A deferred tax asset of $4.1 million was recognized to reflect the expected benefit of those carryforwards. The Company reduced goodwill associated with Bain Merger in the amount of $5.8 million during the third quarter to reflect the changes to previously estimated tax amounts recorded in purchase accounting.

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

The Company is no longer subject to U.S. federal income tax audits by taxing authorities for years through 2003. As a result of the expiration of the statute of limitations, the Company released an income tax reserve of $1.1 million under FIN 48. During the second quarter of 2007, the Company recorded a FIN 48 liability in the amount of $0.4 million associated with transaction costs incurred in connection with the Aspen Acquisition. During the current quarter the Company considered the need for a FIN 48 reserve for transaction costs incurred during the Bain Merger and concluded none was necessary.

8.	LONG-TERM DEBT

Long-term debt at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Term loans	$415,083	$418,227
Revolving line of credit	45,500	3,600
Senior subordinated notes, net of discount of $2,483	197,518	197,295
Seller notes	11,959	7,145
Capital lease obligations	61	261

Total long-term debt	670,121	626,528
Less: current portion	(53,816)	(10,743)

Long-term debt—less current portion	$616,305	$615,785

Term Loans and Revolving Line of Credit—On November 17, 2006, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans and $100.0 million of revolving credit. Effective April 16, 2007, the Company entered into Amendment No. 2 (“Amendment”) that amends the Company’s Amended and Restated Credit Agreement. Per the Amendment, the Term Loan interest is payable quarterly at 90 day London Interbank Offered Rate (“LIBOR”) plus 2.25% per annum (previously 2.50% per annum); provided that on and after such time the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Term Loan—Aggregate commitment of $419.3 million matures on February 6, 2013. The term loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day LIBOR plus 2.25% per annum (7.48% at September 30, 2007). The principal balance outstanding at September 30, 2007 was $415.1 million.

Revolving Line of Credit (“Revolver”)—Maximum borrowings not to exceed $100.0 million. At the Company’s option, interest is currently payable at LIBOR plus 2.50% per annum or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50% per annum. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At September 30, 2007, there was $45.5 million of principal balance outstanding under the Revolver, the Company classified this on the Balance Sheets as Current portion of long-term debt. The Company had historically and currently intends to make payments to reduce borrowing under the revolver from operating cash flow. In addition, the Company expects that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolver balances then outstanding.

From time to time the Revolver may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At September 30, 2007, there was no outstanding balance on the swing line loans. LCs outstanding at September 30, 2007 was $5.6 million with interest payable quarterly at 2.50% per annum. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries.

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

Seller Notes—Represents notes payable for amounts owed by Aspen Education Group arising out of achievement of certain earn out obligations per the terms of the underlying purchase agreements and to fund acquisitions made by Aspen Education Group prior to the acquisition of Aspen Education Group by the Company. Interest rates on these notes range from 6.75% to 10.25% per annum. Principal and interest are payable quarterly through January 2012.

Capital Leases—Principal and interest are payable monthly at various dates through September 2011. Interest rates range from 5.00% to 12.20% per annum.

Interest expense on total debt was $15.2 million and $45.5 million for the three and nine months ended September 30, 2007, $11.2 million and $28.2 million for the three and eight months ended September 30, 2006 and $2.5 million for the one month ended January 31, 2006, respectively.

Interest income was approximately $0.05 million and $0.5 million for the three and nine months ended September 30, 2007, $0.03 million and $0.06 million in the three and eight months ended September 30, 2006 and $0.0 million for the one month ended January 31, 2006.

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

Capital Contributed by Parent

In November, 2006, the Company received a capital contribution of $135.7 million from the Group to fund the Aspen Acquisition. The Group funded such capital contributions by a combination of $36.2 million resulting from the sale of its equity securities to certain of the Group’s equity holders and by the issuance of a PIK loan of $105.0 million issued at 1% original issue discount for net proceeds of $103.9 million. The Group incurred $4.5 million of financing costs in connection with the issuance of the PIK loan which was treated as a reduction in the capital contribution. The interest payable per annum for the PIK loan is 180 day LIBOR plus 7.0% per annum for the first year, 180 day LIBOR plus 7.5% per annum for the second year and 180 day LIBOR plus 8.0% per annum for the years thereafter until the maturity date. Per the PIK loan agreement, the interest is accrued through an increase in the principal amount. The aggregate principal amount inclusive of the accrued interest matures on November 17, 2013. This senior unsecured PIK loan is not guaranteed by the Company or any of its subsidiaries. In August 2007, the Company received a capital contribution of $0.5 million from the Group. The Group funded the capital contribution with the proceeds from the sale of equity securities.

11.	STOCK-BASED COMPENSATION EXPENSE

Adoption of New Accounting Policy

On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled subsequent to the date of adoption. Results from prior periods have not been restated.

The Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007, the three and eight months ended September 30, 2006 and the one month ended January 31, 2006 reflects the effect of SFAS 123(R). Stock option-based compensation expense related to employee stock options granted by the Group subsequent to the date of adoption recognized under SFAS 123(R) was $1.1 million and $3.2 million for the three and nine months ended September 30, 2007, $1.0 million and $2.6 million for the three and eight months ended September 30, 2006, respectively. The income tax benefit recognized in the unaudited condensed consolidated statements of operations for stock-based compensation expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2007 and $0.4 million and $1.1 million for the three and eight months ended September 30, 2006, respectively. There was no stock option-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007, three and eight months ended September 30, 2006 and one month ended January 31, 2006 related to the options granted prior to the date of adoption of SFAS 123(R). Stock option-based compensation expense of $17.7 million and tax benefit of $7.3 million was recognized in the 2006 Predecessor Company consolidated statement of operations and is included in the acquisition related costs.

Stock Option Plans

On February 6, 2006, following the Bain Merger, Group adopted the 2006 Executive Incentive Plan and 2006 Management Incentive Plan, or the “Executive Plan” and the “Management Plan,” respectively. In September 2007, Group amended the 2006 Executive Incentive Plan to provide that any unvested Tranche 3 Options – options that vest over a 5 year period upon the Company’s EBITDA reaching certain levels – vest upon the first anniversary of an initial public offering, each six month anniversary thereafter or the date of a sale transaction if the value per unit (nine shares of Class A and one share of Class L) equals or exceeds $360 on such date. In September 2007, Group adopted the 2007 Incentive Stock Option Plan or the (“2007 Incentive Plan”) and collectively, with the Executive Plan and the Management Plan, the (“Plans.”) The 2007 Incentive Plan is mirrored after the Executive Plan. The Plans provide for the granting of stock options to the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive stock options or non-incentive stock options. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

The Company estimated the fair value of share based payments awards using a Black-Scholes valuation model for Management Plan grants and tranche 1 of the Executive Plan grants. A Monte Carlo simulation approach was used to determine the fair value of the Executive Plan tranche 2 and tranche 3 awards. The following assumptions were used to calculate the weighted average fair value of employee stock options granted during the periods presented below.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Weighted-average estimated fair value of units granted	$54.52	$53.50
Expected volatility – tranche 1 and management awards	45.3%	56.6%
Expected volatility – tranche 2	54.3%	56.6%
Expected volatility – tranche 3	54.3%	56.6%
Risk-free interest rate	4.18%	4.85%
Expected term – tranche 1 and management awards in years	6.33	5.00
Expected term – tranche 2 in years	5.02	6.25
Expected term – tranche 3 in years	6.01	5.00
Expected dividend to be paid over the option period	$0.00	$0.00
Estimated forfeiture rate over the effective vesting period	5%	5%

	Nine Months Ended September 30, 2007	Eight Months Ended September 30, 2006
Weighted-average estimated fair value of units granted	$54.91	$53.30
Expected volatility – tranche 1 management awards	46.7%	56.5%
Expected volatility – tranche 2	54.6%	56.5%
Expected volatility – tranche 3	49.7%	56.5%
Risk-free interest rate	4.65%	4.81%
Expected term – tranche 1 and management awards in years	6.33	5.00
Expected term – tranche 2 in years	5.24	5.84
Expected term – tranche 3 in years	6.22	5.00
Expected dividend to be paid over the option period	$0.00	$0.00
Estimated forfeiture rate over the effective vesting period	5%	5%

As of September 30, 2007, $18.9 million of total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

Activity under the Executive and Management Plans for the nine months ended September 30, 2007 is set forth below:

	Options (in shares)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Options outstanding at December 31, 2006	6,310,558	9.02	4.81
Activity from January 1 through September 30, 2007
Granted	1,281,023	7.76	4.30
Exercised	—	—	—
Forfeited/cancelled/expired	(165,114)	9.93	—

Outstanding—September 30, 2007	7,426,467	$7.76	4.30

Exercisable—September 30, 2007	2,248,050	$4.24	4.30

12.	RELATED PARTY TRANSACTIONS

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

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital receives an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses and any additional fees incurred in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. Of the $7.2 million, approximately $2.9 million were for acquisition related expenses and $4.3 million were for financing related expenses which are capitalized and recorded in other assets. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital and its affiliates. The Company under this agreement paid management fees of $0.5 million and $1.5 million during the three and nine months ended September 30, 2007, $0.5 million and $1.3 million for the three and eight months ended September 30, 2006, respectively, which is included in supplies, facilities and other operating costs.

In addition, under a separate management agreement with two of the former stockholders of the Predecessor Company, the Predecessor Company paid management fees of $0.1 million during the one month ended January 31, 2006, which is included in supplies, facilities and other operating costs. This agreement was terminated as part of the Bain Merger.

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of the Company’s management converted options to purchase stock of the Predecessor Company into options to purchase stock of the Group with an aggregate value of $9.1 million. In connection with the closing of the Aspen Acquisition and pursuant to a rollover and subscription agreement, certain employees of Aspen converted options to purchase stock of Aspen Education Group into options to purchase stock of the Group with an aggregate value of $1.8 million.

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2007, the Company had outstanding $200.0 million aggregate principal amount of Notes due 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by substantially all of the Company’s subsidiaries.

The following supplemental tables present unaudited condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2007 and December 31, 2006, the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2007 (Successor), three and eight months ended September 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor), and the unaudited condensed consolidating statement of cash flows for the nine months ended September 30, 2007 (Successor), eight months ended September 30, 2006 (Successor) and one month ended January 31, 2006 (Predecessor).

Condensed Consolidating Balance Sheet as of September 30, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,724	$388	$—	$3,112
Accounts receivable—net of allowance	1	33,795	691		34,487
Prepaid expenses	2,270	3,528	61		5,859
Other current assets	19	2,413	16		2,448
Income taxes receivable	11,189	503			11,692
Deferred income taxes	7,052	1,179			8,231

Total current assets	20,531	44,142	1,156	—	65,829
PROPERTY AND EQUIPMENT—Net	5,291	113,354	1,896		120,541
GOODWILL		720,650			720,650
INTANGIBLE ASSETS—Net		392,688			392,688
OTHER ASSETS	24,449	1,645	15		26,109
INVESTMENT IN SUBSIDIARIES—At cost	615,609			(615,609)

TOTAL ASSETS	$665,880	$1,272,479	$3,067	$(615,609)	$1,325,817

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,273	$2,428	$87	$—	$5,788
Accrued liabilities	8,266	15,543	1,146		24,955
Current portion of long-term debt	49,693	4,123			53,816
Other current liabilities	2,954	24,104	902		27,960

Total current liabilities	64,186	46,198	2,135	—	112,519
LONG-TERM DEBT—Less current portion	608,408	7,897			616,305
OTHER LONG-TERM LIABILITIES	907	1,619			2,526
DEFERRED INCOME TAXES	105,193	38,227			143,420

Total liabilities	778,694	93,941	2,135	—	874,770

MINORITY INTEREST		84	460		544
STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital(1)	(93,633)	1,144,420	2,159	(615,609)	437,337
(Accumulated deficit) Retained earnings	(19,181)	34,034	(1,687)		13,166

Total stockholder’s equity	(112,814)	1,178,454	472	(615,609)	450,503

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$665,880	$1,272,479	$3,067	$(615,609)	$1,325,817

(1)	Includes intercompany balances

Condensed Consolidating Balance Sheet as of December 31, 2006

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,167	$39	$—	$4,206
Accounts receivable—net of allowance	4	33,309	492		33,805
Prepaid expenses	3,977	3,676	22		7,675
Other current assets	152	2,096	13		2,261
Income taxes receivable	6,110	386			6,496
Deferred income taxes	5,873	1,179			7,052

Total current assets	16,116	44,813	566	—	61,495
PROPERTY AND EQUIPMENT—Net	4,258	89,835	883		94,976
GOODWILL		702,425			702,425
INTANGIBLE ASSETS—Net	43	400,671			400,714
OTHER ASSETS	26,953	2,205	20		29,178
INVESTMENT IN SUBSIDIARIES—At cost	577,739			(577,739)

TOTAL ASSETS	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,990	$2,662	$62	$—	$6,714
Accrued liabilities	13,473	20,544	810		34,827
Current portion of long-term debt	7,793	2,950			10,743
Other current liabilities	332	27,215	394		27,941

Total current liabilities	25,588	53,371	1,266	—	80,225
LONG-TERM DEBT—Less current portion	611,329	4,456			615,785
OTHER LONG-TERM LIABILITIES	90	5,436			5,526
DEFERRED INCOME TAXES	109,992	39,835			149,827

Total liabilities	746,999	103,098	1,266	—	851,363

MINORITY INTEREST		66	185		251
STOCKHOLDER’S EQUITY:
Common stock
Additional paid-in capital(1)	(118,916)	1,130,185	122	(577,739)	433,652
(Accumulated deficit) retained earnings	(2,974)	6,600	(104)		3,522

Total stockholder’s equity	(121,890)	1,136,785	18	(577,739)	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$625,109	$1,239,949	$1,469	$(577,739)	$1,288,788

(1)	Includes intercompany balances

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$6	$113,874	$6,743	$—	$120,623
Other revenue	3	1,528	215		1,746
Management fee revenue	11,489			(11,489)

Net revenue	11,498	115,402	6,958	(11,489)	122,369

OPERATING EXPENSES:
Salaries and benefits	3,079	50,453	1,911		55,443
Supplies, facilities and other operating costs	2,221	31,092	3,244		36,557
Provision for doubtful accounts		2,017	19		2,036
Depreciation and amortization	130	5,179	88		5,397
Management fee expense		9,942	1,547	(11,489)

Total operating expenses	5,430	98,683	6,809	(11,489)	99,433

INCOME (LOSS) FROM OPERATIONS	6,068	16,719	149		22,936
INTEREST EXPENSE, NET	(14,947)	(222)			(15,169)
OTHER INCOME	(1,220)		3		(1,217)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(10,099)	16,497	152		6,550
INCOME TAX (BENEFIT) EXPENSE	(2,317)	3,784	35		1,502
MINORITY INTEREST IN INCOME OF A SUBSIDIARY			427		427

NET (LOSS) INCOME	$(7,782)	$12,713	$(310)	$—	$4,621

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$21	$328,756	$12,712	$—	$341,489
Other revenue	8	4,363	232		4,603
Management fee revenue	36,343			(36,343)

Net revenue	36,372	333,119	12,944	(36,343)	346,092

OPERATING EXPENSES:
Salaries and benefits	9,901	152,637	4,593		167,131
Supplies, facilities and other operating costs	6,466	87,159	7,052		100,677
Provision for doubtful accounts		5,034	30		5,064
Depreciation and amortization	1,217	14,891	202		16,310
Management fee expense		33,400	2,943	(36,343)

Total operating expenses	17,584	293,121	14,820	(36,343)	289,182

INCOME (LOSS) FROM OPERATIONS	18,788	39,998	(1,876)		56,910
INTEREST EXPENSE, NET	(44,345)	(625)	(1)		(44,971)
OTHER (LOSS) INCOME	(789)	(13)	2		(800)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(26,346)	39,360	(1,875)		11,139
INCOME TAX (BENEFIT) EXPENSE	(7,984)	11,927	(568)		3,375
MINORITY INTEREST IN INCOME OF A SUBSIDIARY			275		275

NET (LOSS) INCOME	$(18,362)	$27,433	$(1,582)	$—	$7,489

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$4	$64,286	$—	$64,290
Other revenue	3	1,207		1,210
Management fee revenue	14,072		(14,072)

Net revenue	14,079	65,493	(14,072)	65,500

OPERATING EXPENSES:
Salaries and benefits	3,028	27,369		30,397
Supplies, facilities and other operating costs	1,606	16,092		17,698
Provision for doubtful accounts		1,176		1,176
Depreciation and amortization	158	2,162		2,320
Management fee expense		14,072	(14,072)

Total operating expenses	4,792	60,871	(14,072)	51,591

INCOME FROM OPERATIONS	9,287	4,622		13,909
INTEREST EXPENSE, NET	(11,189)	5		(11,184)
OTHER (EXPENSE) INCOME	(1,549)	5		(1,544)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(3,451)	4,632		1,181
INCOME TAX (BENEFIT) EXPENSE	(2,168)	2,910		742

NET (LOSS) INCOME	$(1,283)	$1,722	$—	$439

Condensed Consolidating Statements of Operations

For the Eight Months Ended September 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$22	$163,049	$—	$163,071
Other revenue	8	3,155		3,163
Management fee revenue	36,492		(36,492)

Net revenue	36,522	166,204	(36,492)	166,234

OPERATING EXPENSES:
Salaries and benefits	7,822	69,440		77,262
Supplies, facilities and other operating costs	4,176	40,237		44,413
Provision for doubtful accounts	1	3,294		3,295
Depreciation and amortization	667	5,579		6,246
Management fee expense		36,492	(36,492)

Total operating expenses	12,666	155,042	(36,492)	131,216

INCOME FROM OPERATIONS	23,856	11,162		35,018
INTEREST EXPENSE, NET	(28,112)	13		(28,099)
OTHER (EXPENSE)INCOME	(40)	6		(34)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(4,296)	11,181		6,885
INCOME TAX (BENEFIT) EXPENSE	(2,305)	5,999		3,694

NET (LOSS) INCOME	$(1,991)	$5,182	$—	$3,191

Condensed Consolidating Statements of Operations

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$19,355	$—	$19,360
Other revenue	1	489		490
Management fee revenue	1,110		(1,110)

Net revenue	1,116	19,844	(1,110)	19,850

OPERATING EXPENSES:
Salaries and benefits	666	8,599		9,265
Supplies, facilities and other operating costs	324	4,237		4,561
Provision for doubtful accounts		285		285
Depreciation and amortization	40	321		361
Acquisition related costs	43,710			43,710
Management fee expense		1,110	(1,110)

Total operating expenses	44,740	14,552	(1,110)	58,182

(LOSS) INCOME FROM OPERATIONS	(43,624)	5,292		(38,332)
INTEREST EXPENSE, NET	(2,505)			(2,505)
OTHER FINANCING COSTS	(10,655)			(10,655)
OTHER INCOME	55			55

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(56,729)	5,292		(51,437)
INCOME TAX (BENEFIT) EXPENSE	(13,723)	1,279		(12,444)

NET (LOSS) INCOME	$(43,006)	$4,013	$—	$(38,993)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(11,467)	$29,550	$36	$—	$18,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(2,247)	(20,776)	(1,216)		(24,239)
Proceeds from sale of property and equipment		67			67
Acquisition of businesses, net of cash acquired	(33,602)				(33,602)
Prior period acquisition adjustments		979			979

Net cash used in investing activities	(35,849)	(19,730)	(1,216)	—	(56,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	9,540	(11,069)	1,529
Capital contributed by parent	500				500
Debt financing costs	(611)				(611)
Net borrowings under revolving line of credit	41,900				41,900
Repayments of long-term debt	(4,013)	(194)			(4,207)

Net cash provided by (used in) financing activities	47,316	(11,263)	1,529	—	37,582

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(1,443)	349		(1,094)
CASH AND CASH EQUIVALENTS—Beginning of period		4,167	39		4,206

CASH AND CASH EQUIVALENTS—End of period	$—	$2,724	$388	$—	$3,112

Condensed Consolidating Statements of Cash Flows

For the Eight Months Ended September 30, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(12,736)	$6,353	$—	$(6,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(991)	(6,124)		(7,115)
Proceeds from sale of property and equipment	—	36		36
Acquisition of businesses, net of cash acquired	(36,626)			(36,626)
Prior period acquisition adjustments	(14)			(14)
Payment of purchase price to former shareholders	(429,190)			(429,190)

Net cash used in investing activities	(466,821)	(6,088)	—	(472,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	294,475			294,475
Payment of transaction related costs	(5,354)			(5,354)
Intercompany transfers	(905)	905		—
Debt financing costs	(22,981)			(22,981)
Net borrowings under revolving line of credit	27,500			27,500
Proceeds from issuances of long-term debt	442,022			442,022
Repayments of long-term debt	(255,200)			(255,200)

Net cash provided by financing activities	479,557	905	—	480,462

INCREASE IN CASH AND CASH EQUIVALENTS		1,170		1,170
CASH AND CASH EQUIVALENTS—Beginning of period		423		423

CASH AND CASH EQUIVALENTS—End of period	$—	$1,593	$—	$1,593

Condensed Consolidating Statements of Cash Flows

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,764	$—	$1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(30)	(286)		(316)
Proceeds from sale of property and equipment		1		1

Net cash used in investing activities	(30)	(285)	—	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)
Stock options exercised	7			7
Debt financing costs	(547)			(547)
Repayments of revolving line of credit	(5,000)			(5,000)

Net cash used in financing activities	(1,353)	(4,187)	—	(5,540)

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(4,946)	292		(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,946	131		5,077

CASH AND CASH EQUIVALENTS—End of period	$—	$423	$—	$423

14.	SEGMENT INFORMATION

Pursuant to SFAS No. 131, for periods through September 30, 2007, the Company has reported in three segments: (1) residential treatment division (“Residential”), (2) outpatient treatment division (“Outpatient”) and (3) youth treatment division (“Youth”). The Company began reporting for Youth as a result of the Aspen Acquisition.

Based on a realignment of the Company’s operations and internal organizational structure, The Company is currently reviewing its reportable segments for periods after September 30, 2007.

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

Residential—The Residential segment provides chemical dependency and other behavioral health disorders treatment services both on an inpatient, residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2007, the Residential segment provided services to patients at 46 facilities located in 12 states.

Outpatient—The Outpatient segment provides substance abuse treatment services on an outpatient basis. Substantially all of the services are provided to individuals addicted to heroin and other opiates, including prescription painkillers. Services include medication assisted treatment, counseling and physical examination. As of September 30, 2007, 46 of our 61 clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service. Such additional services include outpatient detoxification and intensive outpatient services for individuals addicted to drugs or alcohol. As of September 30, 2007, the Outpatient segment provided services to patients at 61 facilities located in 18 states.

Youth—The Youth segment provides a wide variety of therapeutic and educational programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Its programs are offered in therapeutic boarding schools, experiential outdoor education programs, weight-loss residential schools and summer weight-loss camps. As of September 30, 2007, the Youth segment operated 38 educational and therapeutic facilities in 13 states and one in the United Kingdom.

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

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Successor				Predecessor
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Eight Months Ended September 30, 2006	One Month Ended January 31, 2006
Net revenue:
Residential	$50,069	$146,184	$42,315	$106,130	$12,693
Outpatient	26,034	76,466	23,136	59,803	7,125
Youth	46,173	123,106	—	—	—
Corporate/other	93	336	49	301	32

Total consolidated net revenue	$122,369	$346,092	$65,500	$166,234	$19,850

Operating expenses:
Residential	$36,510	$107,086	$30,912	$77,902	$9,112
Outpatient	17,967	52,400	15,738	40,223	4,447
Youth	39,490	112,071	—	—	—
Corporate/other	5,466	17,625	4,941	13,091	44,623

Total consolidated operating expenses	$99,433	$289,182	$51,591	$131,216	$58,182

Income (loss) from operations:
Residential	$13,559	$39,098	$11,403	$28,228	$3,581
Outpatient	8,067	24,066	7,398	19,580	2,678
Youth	6,683	11,035	—	—	—
Corporate/other	(5,373)	(17,289)	(4,892)	(12,790)	(44,591)

Total consolidated income (loss) from operations	$22,936	$56,910	$13,909	$35,018	$(38,332)

Income (loss) from operations before income taxes:
Total consolidated income (loss) from operations	$22,936	$56,910	$13,909	$35,018	$(38,332)
Interest expense, net	(15,169)	(44,971)	(11,184)	(28,099)	(2,505)
Other financing costs	—	—	—	—	(10,655)
Other income	(1,217)	(800)	(1,544)	(34)	55

Total consolidated income (loss) from operations before income taxes	$6,550	$11,139	$1,181	$6,885	$(51,437)

Capital expenditures:
Residential	$5,930	$14,606	$1,509	$4,876	$336
Outpatient	883	1,581	471	1,395	45
Youth	1,879	5,805	—	—	—
Corporate/other	579	2,247	202	1,069	30

Total consolidated capital expenditures	$9,271	$24,239	$2,182	$7,340	$411

	September 30, 2007	December 31, 2006
Total assets:
Residential	$587,971	$545,110
Outpatient	327,425	331,491
Youth	360,344	361,319
Corporate/other	50,077	50,868

Total consolidated assets	$1,325,817	$1,288,788

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our substance abuse and behavioral disorder treatment services through our residential and outpatient treatment programs, which we refer to as our residential and outpatient treatment divisions. We deliver our youth treatment services through our residential schools, wilderness programs and weight loss programs, which we refer to as our youth treatment division or Aspen Education Group. We have three reporting segments: residential treatment division (“Residential”), outpatient treatment division (“Outpatient”) and youth treatment division (“Youth”). Our residential treatment division, which currently operates 31 inpatient and 15 outpatient facilities in 12 states, treats patients for addiction to alcohol and drugs and other behavioral health disorders. As of September 30, 2007, our residential treatment division treated approximately 1,475 patients per day. Our outpatient treatment division, which currently operates 61 outpatient treatment clinics in 18 states, provides services to individuals addicted to opiates, including heroin and prescription painkillers. As of September 30, 2007, our outpatient treatment programs treated approximately 25,200 patients per day. Aspen Education Group currently operates 38 education facilities in 13 states and one facility in the United Kingdom and enrolled approximately 4,300 new students during the nine months ended September 30, 2007. Activities classified as “Corporate/other” represent revenue and expenses associated with eGetgoing, an online treatment service, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

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

Basis of Presentation

As a result of the Transactions on February 6, 2006, a new basis of accounting has begun. However, for accounting purposes and to coincide with our normal financial closing dates, we have utilized February 1, 2006 as the effective date of the Transactions. For the purpose of presenting a comparison of our 2007 operating results to 2006, we have presented the nine months ended September 30, 2006 as the mathematical addition of our operating results for the one month ended January 31, 2006 (“Predecessor Company”) to the operating results for the eight months ended September 30, 2006 (“Successor Company”). This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the nine months ended September 30, 2006.

Acquisitions

2007 Acquisitions

In the nine months ended September 30, 2007, we completed four acquisitions and paid approximately $32.7 million in cash, including acquisition related expenses. The acquisitions are intended to expand our range of residential and youth treatment services into new geographic regions in the United States. These acquisitions are not expected to materially impact our results of operations.

2006 Acquisitions

In November 2006, we acquired all of the outstanding capital stock of Aspen Education Group for approximately $278.5 million in total purchase consideration, including acquisition related expenses of $1.6 million. We refer to this acquisition as the Aspen Acquisition. We believe Aspen Education Group is the largest for-profit provider of therapeutic educational programs to troubled youth and its offerings include boarding schools, experiential outdoor education programs, weight loss residential high schools and summer weight loss camps. The Aspen Acquisition is intended to diversify our business into other service offerings and geographic regions. This acquisition will further enhance our overall self payor mix revenue and offers multiple revenue and cost synergies. A new reportable segment Youth has been formed after the Aspen Acquisition.

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

SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately eleven months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. During the three and nine months ended September 30, 2007, we generated 85.7% and 86.1% of our net revenue from non-governmental sources, including 71.2% each period from self payors and 14.5% and 14.9% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three and nine months ended September 30, 2007, our consolidated same-facility net revenue increased by 6.1% each period as compared to the same periods in 2006. “Same-facility” refers to the comparison of each facility owned during 2006 with the results for the comparable period in 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. Management believes that there have not been any significant changes during the nine months ended September 30, 2007 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

The following tables illustrate our results of operations by segment for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue). Each period has a different basis of accounting and, as a result, they are not comparable. For the purpose of presenting a comparison of our 2007 results to 2006, we have presented the nine months ended September 30, 2006 as the mathematical addition of our operating results for the one month ended January 31, 2006 to the operating results of the eight months ended September 30, 2006. This approach is not consistent with U.S. GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the nine months ended September 30, 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Net revenue:
Residential	$50,069	40.9%	$42,315	64.6%	$146,184	42.2%	$118,823	63.8%
Outpatient	26,034	21.3%	23,136	35.3%	76,466	22.1%	66,928	36.0%
Youth	46,173	37.7%	—	0.0%	123,106	35.6%	—	0.0%
Corporate / other	93	0.1%	49	0.1%	336	0.1%	333	0.2%

Total net revenue	122,369	100.0%	65,500	100.0%	346,092	100.0%	186,084	100.0%
Operating expenses:
Residential	36,510	29.8%	30,912	47.2%	107,086	30.9%	87,014	46.8%
Outpatient	17,967	14.7%	15,738	24.1%	52,400	15.1%	44,670	24.0%
Youth	39,490	32.3%	—	0.0%	112,071	32.5%	—	0.0%
Corporate / other	5,466	4.5%	4,941	7.5%	17,625	5.1%	57,714	31.0%

Total operating expenses	99,433	81.3%	51,591	78.8%	289,182	83.6%	189,398	101.8%
Income (loss) from operations:
Residential	13,559	11.1%	11,403	17.4%	39,098	11.3%	31,809	17.0%
Outpatient	8,067	6.6%	7,398	11.2%	24,066	7.0%	22,258	12.0%
Youth	6,683	5.4%	—	0.0%	11,035	3.1%	—	0.0%
Corporate / other	(5,373)	-4.4%	(4,892)	-7.4%	(17,289)	-5.0%	(57,381)	-30.8%

Income (loss) from operations	22,936	18.7%	13,909	21.2%	56,910	16.4%	(3,314)	-1.8%
Interest expense, net	(15,169)		(11,184)		(44,971)		(30,604)
Other financing costs	—		—		—		(10,655)
Other (expense) income	(1,217)		(1,544)		(800)		21

Income (loss) from operations before income taxes	6,550		1,181		11,139		(44,552)
Income tax expense (benefit)	1,502		742		3,375		(8,750)
Minority interest in income of a subsidiary	427		—		275		—

Net income (loss)	$4,621	3.8%	$439	0.7%	$7,489	2.2%	$(35,802)	-19.2%

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Consolidated net revenue increased $56.9 million, or 86.8%, to $122.4 million in the quarter ended September 30, 2007 from $65.5 million in the quarter ended September 30, 2006. Of the $56.9 million increase, the youth treatment division contributed $46.2 million and the remaining net revenue growth was driven by net revenue increases of $7.8 million, or 18.5%, and $2.9 million, or 12.5%, in our residential and outpatient treatment divisions, respectively. Of the $7.8 million and $2.9 million net revenue increases in the residential and outpatient treatment divisions, respectively, $4.2 million and $0.9 million, respectively, was contributed by the 2006 and 2007 acquisitions that were not included in results of operations for the third quarter of 2006. In addition, same-facility revenue growth in residential and outpatient treatment divisions of $2.8 million, or 6.9%, and $1.0 million, or 4.5%, respectively, and start-up facilities revenue increases in residential and outpatient treatment divisions of $0.8 million and $1.0 million, respectively, contributed to the net revenue growth. Our same-facility residential growth was driven in part by a 5.5% increase in patient census and a 1.4% increase in revenue per patient day. Our same-facility outpatient growth was primarily attributable to an increase in the number of patients receiving treatment at our outpatient treatment clinics. On a same-facility basis, outpatient treatment clinic census increased 2.9% from an average daily census of 21,877 in the second quarter of 2006 to an average daily census of 22,516 in the third quarter of 2007.

Consolidated operating expenses increased $47.8 million, or 92.7%, to $99.4 million in the quarter ended September 30, 2007 from $51.6 million in the quarter ended September 30, 2006. Of the $47.8 million increase in operating expenses, the youth treatment division incurred $39.5 million in expenses that are mainly attributable to salaries and wages and other general operating expenses. The increases in our residential treatment and outpatient treatment division operating expenses before divisional administration expenses were $6.8 million, or 23.8%, and $2.3 million, or 17.3%, respectively. The increase in residential treatment operating expenses was mainly attributable to $3.3 million in expenses related to the 2006 and 2007 acquisitions and partially attributable to a $3.1 million, or 11.5%, same-facility increase in operating expenses. The increase in outpatient treatment operating expenses of $1.0 million, or 7.8%, was attributable to same-facilities, $0.8 million, or 67.7%, was attributable to start-up facilities and $0.5 million in expenses related to the 2006 acquisitions. Division administration expenses decreased $1.2 million, or 46.1%, in our residential treatment division and decreased $0.08 million, or 3.4%, in our outpatient treatment division. Corporate/other expenses increased $0.5 million, or 10.6%, and expressed as a percentage of consolidated net revenue, corporate/other expenses decreased to 4.5% in the third quarter of 2007 compared to 7.5% in the same period in 2006.

Our consolidated operating margin declined to 18.7% in the quarter ended September 30, 2007 compared to 21.2% in the quarter ended September 30, 2006 due primarily to lower operating margins associated with the Aspen acquisition. On a same-facility basis, our consolidated operating margin decreased to 35.6% in the quarter ended September 30, 2007, as compared to 38.1% in the quarter ended September 30, 2006. The decline in our same-facility operating margins was impacted by a one-time reclassification of incentive compensation expense recorded in the third quarter of 2006. This reclassification did not impact the operating margins of CRC or our individual segments for any period reported. Excluding the impact of the one-time reclassification of incentive compensation expense recorded in the third quarter of 2006, our same-facility operating margins were 36.9%. Increases in labor costs and other expenses in the third quarter of 2007 resulted in a decline in same-facility operation margins of 1.4% from the same period in 2006.

Our consolidated net income as a percentage of consolidated net revenue increased to 3.8% in the quarter ended September 30, 2007 compared to 0.7% in the quarter ended September 30, 2006. The increase in the net income percentage in the third quarter of 2007 compared to 2006 was primarily due to a reduction in interest expense as a percentage of consolidated net revenue.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Consolidated net revenue increased $160.0 million, or 86.0%, to $346.1 million in the nine months ended September 30, 2007 from $186.1 million in the nine months ended September 30, 2006. Of the $160.0 million increase, the youth treatment division contributed $123.1 million and the remaining net revenue growth was driven by net revenue increases of $27.4 million, or 23.1%, and $9.5 million, or 14.3%, in our residential and outpatient treatment divisions, respectively. Of the $27.4 million and $9.5 million net revenue increases in the residential and outpatient treatment divisions, respectively, $16.0 million and $3.7 million, respectively was contributed by the 2006 and 2007 acquisitions that were not included in results of operations in the nine months ended September 30, 2006. In addition, same-facility revenue increases in residential and outpatient treatment divisions of $8.0 million, or 6.8%, and $3.1 million, or 4.9%, respectively, and start-up facilities revenue increases in residential and outpatient treatment divisions of $2.1 million and $2.7 million, respectively, contributed to the net revenue growth. Our same-facility residential growth was driven in part by a 4.5% increase in patient census and a 2.2% increase in revenue per patient day. Our same-facility outpatient growth was primarily attributable to an increase in the number of patients receiving treatment at our outpatient treatment clinics. On a same-facility basis, outpatient treatment clinic census increased 3.3% from an average daily census of 21,438 in the nine months ended September 30, 2006 to an average daily census of 22,151 in the nine months ended September 30, 2007.

Consolidated operating expenses increased $99.8 million, or 52.7%, to $289.2 million in the nine months ended September 30, 2007 from $189.4 million in the nine months ended September 30, 2006. The increases in our residential treatment and outpatient treatment division operating expenses before divisional administration expenses were $19.2 million, or 23.5%, and $7.3 million, or 19.0%, respectively. The increase in residential treatment operating expenses was mainly attributable to $12.6 million in expenses related to the 2006 and 2007 acquisitions and partially attributable to a $5.5 million, or 6.9%, same-facility increase in operating expenses. The increase in outpatient treatment operating expenses of $2.8 million, or 7.8%, was attributable to same-facilities, $2.2 million in expenses related to the 2006 acquisitions and $2.4 million, or 76.6%, was attributable to start-up facilities. Division administration expenses increased $0.9 million, or 16.5%, in our residential treatment division and increased $0.4 million, or 6.9%, in our outpatient treatment division. The youth treatment operating expenses of $112.1 million are attributable mainly to salaries and wages and other general operating expenses. Corporate/other expenses decreased $40.1 million, or 69.5%, and expressed as a percentage of consolidated net revenue, corporate/other expenses decreased to 5.1% in the nine months ended September 30, 2007 compared to 31.0% in the nine months ended September 30, 2006. The corporate/other expenses in 2006 was primarily attributable to non-recurring expenses of $43.7 million related to the Transactions and the corporate/other expenses in 2007 was not impacted by such non-recurring expenses.

Our consolidated operating margin was 16.4% in the nine months ended September 30, 2007 compared to (1.8) % in the nine months ended September 30, 2006. Non-recurring expenses of $43.7 million related to the Transactions impacted the nine months ended September 30, 2006 operating margin. The nine months ended September 30, 2007 operating margin was not impacted by such non-recurring expenses but was partially impacted by lower operating margins associated with the Aspen Acquisition. On a same-facility basis, our consolidated operating margin increased to 36.3% in the nine months ended September 30 2007, as compared to 36.9% in the nine months ended September 30, 2006.

Our consolidated net income as a percentage of consolidated net revenue was 2.2% in the nine months ended September 30, 2007 compared to (19.2)% in the nine months ended September 30, 2006. The nine months ended September 30, 2006 net income percentage was mainly due to the operating margin decline as described above. The net income percentage for the nine months ended September 30, 2007, was not impacted by non-recurring expenses related to the Transactions.

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

We had negative working capital of $46.7 million at September 30, 2007 and $18.7 million at December 31, 2006, respectively. The decrease in working capital of $28.0 million from December 31, 2006 to September 30, 2007 was primarily attributable to an increase in Revolving Line of Credit of $41.9 million to fund acquisitions and make interest payments partially offset by an increase in income tax receivable, a decrease in accrued liabilities, and other changes in working capital accounts.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$18,119	$(5,182)
Net cash used in investing activities	(56,795)	(473,224)
Net cash provided by financing activities	37,582	474,922

Net (decrease) increase in cash	$(1,094)	$(3,484)

Cash provided by operating activities was $18.1 million in the nine months ended September 30, 2007, compared to cash used in operating activities of $5.2 million in the nine months ended September 30, 2006. The cash used in operating activities for the nine months ended September 30, 2006 was primarily due to the net loss in the January 2006 Predecessor Company statement of operations resulting from the payment of non-recurring acquisition related expenses incurred in connection with the Transactions.

Cash used in investing activities was $56.8 million in the nine months ended September 30 2007, compared to $473.2 million in the nine months ended September 30, 2006. The cash used for investing activities during the nine months ended September 30, 2006 was due primarily to acquisitions and payments to former shareholders in connection with the Bain transactions, partially offset by lower capital expenditures in 2006 compared to 2007.

Cash provided by financing activities was $37.6 million in the nine months ended September 30, 2007, compared to cash provided by financing activities of $474.9 million in the nine months ended September 30, 2006. The cash provided from financing activities in the nine months ended September 30, 2006 was due primarily to an equity contribution of $294.5 million from investment funds managed by Bain Capital and the increase in net issuances of long-term debt of $186.8 million, partially offset part by the payment of $28.8 million for debt financing and transaction costs.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of September 30, 2007, our senior secured credit facility is comprised of a $415.1 million senior secured term loan facility and a $100.0 million revolving credit facility. At September 30, 2007, we had $45.5 million of principal balance outstanding under the revolving credit facility. In addition, the revolving credit facility had approximately $5.6 million of letters of credit issued and outstanding at September 30, 2007. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing residential treatment and outpatient treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, if necessary, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional residential treatment facilities, outpatient treatment clinics and youth treatment facilities. We expect to spend an approximately $5.0 to $8.0 million for maintenance related expenditures and an additional $20.0 to $30.0 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

At September 30, 2007, we have borrowed $45.5 million under the revolving credit facility and have classified this on our Balance Sheets as Current portion of long-term debt. We have historically and currently intend to make payments to reduce borrowing under the revolver from operating cash flow. In addition, we expect that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolver balances then outstanding.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of September 30, 2007, we are in material compliance with all such covenants. Please reference Part II, Item 5 of this document for further discussion.

Effective April 16, 2007, we entered into an amendment to our amended and restated credit agreement dated November 17, 2006. Per the amendment, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Funding Commitments

In connection with an acquisition which closed in October 2005, we are obligated to make certain additional payments in the amount of up to $2.0 million upon the achievement of certain performance milestones for the second year period ending October 2007. As of September 30, 2007, the entity has achieved the second year performance milestones and as a result we recorded additional goodwill and a liability of $2.0 million, respectively. These additional payments earned will be paid by us in the fourth quarter of 2007.

Certain agreements acquired in the Aspen Acquisition contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the entity’s operations exceed negotiated benchmarks. As a result of two of the entities exceeding the benchmark, the Youth treatment division recorded additional liability of $4.4 million, of which $1.9 million was incurred during the three months ended September 30, 2007. The additional consideration consists of a combination of cash and notes payable issued to the seller.

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

Item 5.	Other Information

On August 24th, 2007, the Company acquired substantially all of the assets of Bayside Marin LLC. and is in the process of determining whether such acquisition constitutes a significant acquisition under regulation SX. In the event this acquisition constitutes a significant acquisition under regulation SX, the Company is required to file audited financials and other information regarding the acquisition pursuant to an Form 8-K.

Item 6.	Exhibits

The Exhibit Index beginning on page 40 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

4.1f	Form of Sixth Supplemental Indenture dated as of July 26, 2007, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3 / 4 % Senior Subordinated Notes due 2016 ‡

10.2g	Form of SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein. ‡

10.3g	Form of SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent. ‡

10.11b	Form of Amended and Restated 2007 Executive Option Certificate *

10.11c	Form of Amended and Restated Executive Option Certificate *

10.17	CRC Health Group, Inc. 2007 Incentive Plan *

10.18	Form of 2007 Incentive Plan Option Certificate *

10.19	Agreement dated September 20,2007 by and between Elliot Sainer, CRC Health Group, Inc., CRC Health Corporation and Aspen Education Group, Inc. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.

†	Furnished herewith.

*	Management contract or compensatory plan or arrangement.