Form 10-K
period 2007-12-31
CRC Health CORP
filed 2008-04-07
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of April 7, 2008 was 1,000.

Documents incorporated by reference: None

CRC HEALTH CORPORATION

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; our substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulation; attempts by local residents to force our closure or relocation; the potentially difficult, unsuccessful or costly integration of recently acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Annual Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. Business

Overview

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our services through our three divisions, the recovery division, the youth division and the healthy living division. Our recovery division provides our substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides educational programs for underachieving young people through residential schools and wilderness programs. Our healthy living division provides treatment services through its adolescent and adult weight management programs and its eating disorder facilities. As of December 31, 2007, our recovery division operated 105 treatment facilities in 22 states and treated approximately 27,000 patients per day, which we believe makes us the largest and most geographically diversified for-profit provider of substance abuse treatment. As of December 31, 2007, our youth division operated programs at 29 facilities, in 10 states and during the 2007 calendar year enrolled over 4,100 students from families from all 50 states of the United States and from 23 foreign countries. As of December 31, 2007, our healthy living division operated 13 facilities in 7 states. Since our inception in 1995, we believe that we have developed a reputation for providing outstanding services and care and as a result have become a provider of choice throughout the communities we serve.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

Major Recent Developments

At December 31, 2007, we had successfully completed four acquisitions over the prior 12 months. One acquisition augments our recovery division’s strength in the private pay market, while two other separate acquisitions will enhance both the depth and breath of our youth services. The fourth acquisition is renowned as a leader in adult weight management and will serve as a platform for expanding our healthy living business in future years.

Industry Overview

Addiction Disorders

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

Addiction is a complex, neurologically based, life-long disease. While the initial behavior of addiction manifests itself through conscious choices, such behavior can develop into a long-term neurological disorder. There is no uniform treatment protocol for all substance abuse patients. Effective treatment includes a combination of medical, psychological and social treatment programs. These programs may be provided in residential and outpatient treatment facilities.

Adolescent Behavioral Disorders

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

Eating Disorders

Other related behavioral disorders that may be effectively treated through a combination of medical, psychological and social treatment programs include obesity and eating disorders. Eating disorders, such as anorexia nervosa, bulimia nervosa, and other forms of disordered eating such as binge eating and compulsive overeating that may lead to obesity represent large underserved treatment markets. These segments are highly fragmented with no national provider.

As many as 10 million people suffered from an eating disorder such as anorexia or bulimia in 2005. For females between fifteen to twenty-four years old who suffer from anorexia nervosa, the mortality rate associated with the illness is twelve times higher than the death rate of all other causes of death. It is estimated that 2 million people in the US suffer from an eating disorder (excluding obesity) at any point in time. Only 10% of those who need treatment receive treatment and only 35% of those who get treatment receive treatment in an appropriate program or at the appropriate level of care.

Overweight and obesity is a significant health issue in the United States. In 2004, the U.S. Centers for Disease Control and Prevention ranked obesity as the number one health threat facing America. It is estimated that in 2005 approximately 37% of the adult population is overweight, 32% of the adult population is obese and 4.8% is morbidly obese. Overweight is defined as having a body mass index (BMI) of 25.0 to 29.9, obesity is defined as having a BMI of 30 or greater and morbid or extreme obesity is defined as a BMI of 40 or higher. Obesity increases a person’s risk for developing several serious obesity-related health conditions such as cardiovascular disease, hypertension, thyroid disease and diabetes.

Our Business

We deliver our services through our recovery, youth and healthy living divisions. For purposes of our segment reporting, our healthy living division currently is not material and therefore is included in the corporate/other division for segment reporting. Financial information about segment operations appears in Note 16 to the consolidated financial statements.

Recovery division

Our recovery division provides treatment services both on an inpatient and outpatient basis to patients suffering from chronic addiction diseases and related behavioral disorders. We operated 28 inpatient facilities and 77 outpatient and comprehensive treatment clinics in 22 states as of December 31, 2007. The majority of our treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs, or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain management, sexual compulsivity, compulsive gambling, mood disorders and emotional trauma.

All of our treatment facilities and clinics are accredited by either JCAHO or CARF, making them eligible for reimbursement by third party payors, with the exception of The Life Healing Center, Bayside Marin and Sober Living by the Sea which, due to the nature of their payor profiles, would not necessarily benefit from accreditation.

The goal of the recovery division is to provide the appropriate level of treatment to an individual no matter where they are in the lifecycle of their disease in order to restore the individual to a healthier, more productive life, free from dependence on illicit substances and destructive behaviors. Our treatment facilities provide a number of different treatment services such as assessment, detoxification, medication assisted treatment, counseling, education, lectures and group therapy. We assess and evaluate the medical, psychological and emotional needs of the patient and address these needs in the treatment process. Following this assessment, an individualized treatment program is designed to provide a foundation for a lifelong recovery process. Many modalities are used in our treatment programs to support the individual, including the twelve step philosophy, cognitive/behavioral therapies, supportive therapies and continuing care.

Our treatment facilities deliver care at various levels of intensity which allows us to provide the appropriate services depending on the need of the individual. We treat medically stable adult and adolescent patients. Upon admission, a patient enters an appropriate stage in our continuum of care depending on the patient’s diagnosis, the level and acuity of the disease and related treatment requirements. The patient may enter into one of a number of different levels of treatment depending on the patient’s needs such as detoxification, inpatient residential, partial inpatient, day treatment, extended care, or outpatient.

Inpatient/Residential Treatment. We operated 28 residential facilities in 10 states. On average, our residential facilities have been operating for over 19 years. We have established strong relationships with referral sources and have longstanding ties to the local community and an extensive network of former patients and their families. Our residential treatment services are provided in a peaceful setting that is removed from the pressures, pace and temptations of a patient’s everyday life. Our inpatient facilities house and care for patients over an extended period (21 days on average) and typically treat patients from a broadly defined regional market. As of December 31, 2007, we had 1,857 available beds in our residential and extended care facilities and treated approximately 1,400 patients per day.

We provide three basic levels of residential treatment depending on the severity of the patient’s addiction and/or disorder. Patients with the most debilitating dependencies are typically placed into inpatient treatment, in which the patient resides at a treatment facility. If a patient’s condition is less severe, he or she will be offered day treatment, which allows the patient to return home in the evening. The least intensive service is where the patient visits the facility for just a few hours a week to attend counseling/group sessions.

Following primary treatment, our extended care programs are typically inpatient facilities which allow clients to develop healthy and appropriate living skills while remaining in a safe and nurturing residential environment. Clients are supported in their recovery by a semi-structured living environment that allows them to begin the process of employment or to pursue educational goals and to take personal responsibility for their recovery. The structure of this treatment phase is monitored by a primary therapist who works with each client to integrate recovery skills, build a foundation of sobriety, and a strong support system. Length of stay will vary depending on the clients needs with a minimum stay of 30 days and could be up to one year if needed.

Outpatient and Intensive Outpatient Services. We provide substance abuse services at 77 treatment clinics in 20 states. Our clinics, which typically range in size from 3,000 to 7,000 square feet, are generally located within light commercial districts. As of December 31, 2007, our clinics treated on average approximately 25,600 patients on a daily basis.

During 2007, substantially all of our services were provided to individuals addicted to heroin and other opiates, including prescription analgesics. In 2007, 35 comprehensive treatment clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service, which we refer to as our COSAT services.

Substantially all of our patients addicted to heroin and other opiates are treated with methadone, but a small percentage of our patients are treated with other medications such as buprenorphine. Patients usually visit an outpatient treatment facility once a day in order to receive their medication. During the beginning of their treatment program, patients receive weekly counseling and as they successfully progress in the treatment protocol, they continue to receive counseling each month. This mandatory minimum duration of counseling may vary from state to state. Following the initial administration of medication, patients go through an induction phase where medication dosage is systematically modified until an appropriate dosage is reached. As patients progress with treatment and meet certain goals in their individualized treatment plan and certain federal criteria related to time in treatment, they become eligible for up to 30 days of take-home doses of medication, eliminating the need for daily visits to the clinic. The length of treatment differs from patient to patient, but typically ranges from one to three years.

The recovery division has initiated the development of a broad range of programs and services for addiction treatment that are administered in our comprehensive treatment clinics. These services are offered for opiate and other abused substances in an outpatient setting. Utilizing the platform of our comprehensive treatment clinics will allow for a broad geographic dissemination of programs and services. COSAT services broaden the array of services offered at our clinics and increase our potential patient base by providing services to individuals with problems with all drugs and alcohol, not just opiates. Ambulatory detoxification is a program where medication is administered to counter physical withdrawal symptoms. Patients are monitored daily by nurses and other medical personnel at the clinic. This program allows patients to remain in their home environment while going through treatment. Intensive outpatient is a 12-16 week program. An individual treatment plan is developed for each patient providing manageable goals and objectives to assist in the recovery process.

Other Services. Several other related behavioral diseases, in addition to substance abuse, represent large underserved markets to which our residential treatment services may be provided. The treatment model used at our residential facilities to treat substance abuse can also be applied to treat other compulsive behaviors such as trauma and abuse, chronic pain management, sexual addiction/compulsivity, which a number of our facilities treat.

Referral Base and Marketing. We receive a large number of patient referrals generated from our several thousand referral sources. Patients are referred to our treatment facilities through a number of different sources, including healthcare practitioners, public programs, other treatment facilities, managed care organizations, unions, emergency departments, judicial officials, social workers, police departments and word of mouth from previously treated patients and their families, among others. We devote significant resources to establishing strong relationships with a broad array of potential referral sources at the local and national level. No single referral source resulted in a significant portion of our revenues.

We engage in local marketing, direct-to-consumer internet marketing, coordinate intra-facility referrals and develop programs and content targeted at key referral sources on a national basis. Our National Resource Center (“NRC”) is a centralized call center located at our corporate headquarters that responds to inquiries from our online marketing efforts and facilitates cross-referrals.

Payor Mix. We generate our revenues from three primary sources: self payors, commercial payors such as managed care organizations and unions, and government programs. We believe our strong relationships with third party payors and our industry experience allow us to obtain new contracts for new and acquired facilities which creates an opportunity to increase the number of patients that we treat.

Staffing and Local Management Structure. Our residential facilities are managed by an executive director experienced in substance abuse treatment services. Our executive directors have on average over 23 years of experience in healthcare and over ten years tenure at the treatment center they currently manage. The executive director is supported by a facility staff that consists of physicians, nurses, counselors, marketing professionals, reimbursement specialists, administrative and facility maintenance employees. Our comprehensive treatment clinics are typically run by a clinic director experienced in substance abuse treatment services. A clinic director is supported by a staff that consists of a medical director, nurses, counselors and administrative employees.

Youth division

Our youth division provides a wide variety of therapeutic and educational programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. We operated 29 programs in 10 states as of December 31, 2007, with services ranging from short-term intervention programs to longer-term residential treatment. Our programs are offered in boarding schools, residential treatment centers (which do not include 9 weight management programs formerly in the youth division and transferred to our healthy living division), outdoor experiential education programs and summer camps. These programs exist at the intersection of education and therapy for adolescents who have demonstrated behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs and depression. Since most of the targeted customer base for these programs face a wide range of interrelated academic, emotional, and behavioral disorders, our ability to offer a seamless continuum of care for a multitude of problems is an important competitive differentiator for us. Approximately one half of our youth treatment programs are accredited by an educational accreditation program, such as the Southern Association of Colleges and Schools (SACS).

Residential programs. We operated 19 residential programs in 9 states as of December 31, 2007. These programs are typically operated in traditional boarding school environments where a unique educational plan is crafted for each student that combines group therapy, individual counseling and specialized therapeutic experiences, such as equine therapy, which are designed to build the student’s personal and emotional skills. Parent seminars and family resolution conferences play an important role in building mutually respectful and responsible relationships and preparing the student to face the real world challenges they face upon completion of the program. Each of our residential programs follows an accredited middle school, high school or college preparatory curriculum over a length of stay ranging from three to 24 months with an average duration of approximately ten months. Admissions are accepted year-round, subject to capacity, and campus sizes range from 40-160 students at both single gender and co-ed campuses.

•

Residential Treatment Centers. We have six residential treatment centers. These programs offer a highly structured environment with 24 hours-per-day supervision that emphasizes therapeutic programming and a strong peer environment to help students overcome self-defeating behaviors and acquire and practice positive behaviors.

•

Therapeutic Boarding Schools. Ten of our residential programs are therapeutic boarding schools. These programs focus on educating adolescents who are struggling with behavioral, emotional, or academic issues by fostering personal growth, healthy self-expression and service to others.

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

Outdoor programs. We operated 10 outdoor programs in six states as of December 31, 2007. Outdoor programs emphasize student exposure to, and interaction with, natural environments and are based on either a base camp format, where students are housed in fixed structures between camping expeditions, or a format that utilizes an expedition-only format. These programs are designed for adolescents who have typically undergone an acute personal crisis and require immediate intervention in a short-term, high-impact therapeutic program that emphasizes experiential learning and individualized counseling as a catalyst for positive behavioral change. Students enrolled in an outdoor program experience the challenges living and working together outdoors as a means of identifying and working through internal conflicts and emotional obstacles that have kept them from responding to parental efforts, schools and prior treatment. In some cases, academic credit is offered upon completion of the program.

Payor Mix. Substantially all of our revenues are from self payors.

Staffing and Local Management Structure. A typical youth treatment program is managed by an executive director experienced in education or other clinical areas, and many of our executive directors hold post-graduate degrees. Our executive directors have on average over 15 years of experience in education/healthcare and over six years tenure at the treatment center they currently manage. The executive director is supported by a staff that consists of therapists, clinical professionals, teachers, counselors, field staff, admissions, finance and operational personnel as well as administrative and maintenance employees.

Online Services. As part of a student’s participation in one of our youth treatment programs, we utilize a “parent check-in” website that provides parents with updated progress reports, pictures, and school event information. This website is designed to allow families to participate in the student’s progress at the program, and assist with the eventual transition of the student back to home life upon completion of the program.

Healthy living division

Our healthy living division provides treatment services for eating disorders and obesity, each of which may be effectively treated through a combination of medical, psychological and social treatment programs.

Eating Disorder Treatment. We operated three residential eating disorder facilities/programs in three states as of December 31, 2007. The total number of beds as of December 31, 2007 was 38. Our residential facilities are located in home-like settings with scenic and peaceful surroundings and provide individuals with a variety of treatment options focusing on their individual needs. The full range of services includes residential inpatient, day program and intensive outpatient treatment for anorexia nervosa, bulimia nervosa, binge eating and related disorders. All of our residential facilities are accredited by CARF, making them eligible for reimbursement by third party payors, with the exception of Center for Hope which is scheduled for accreditation in early 2008.

Weight Management Programs. We operate a number of different types of weight loss programs for adults and adolescents. Recognizing that weight loss and management is a complex behavioral and biological struggle, our comprehensive and intensive weight management programs provide people with the necessary tools, decision making skills and behavioral strategies to control weight permanently.

Our residential weight loss facility for adults, Structure House, offers a behavioral approach to weight loss and healthy lifestyle change. As of December 31, 2007, this facility had 94 available beds. Emphasizing a medically sound approach to healthy living, Structure House provides individual nutrition counseling, behavioral workshops, exercise and individual sessions with a psychologist to empower participants and teach them how to integrate healthy eating principles into their daily lives.

We operate two year-round residential weight loss schools and seven summer weight loss camps in five states and the United Kingdom for adolescents. These programs are intended for the growing number of obese adolescents for whom traditional weight loss methods have been unsuccessful. Our year-round weight loss schools are the nation’s first therapeutic boarding schools specifically designed for obese adolescents, and feature a full academic program in addition to a therapeutic weight loss program. The residential schools, as well as our summer weight loss camps, employ scientific weight loss methods that are designed to maximize long-term behavioral change as a catalyst to substantial and sustained weight loss. These programs include intensive cognitive-behavioral therapy, a low fat, low energy density diet, high physical activity and an integrated nutritional and academic educational program. By participating in a research-based diet and activity management program, and intensive training on the skill sets and behaviors necessary for weight control, students are returned to a normal weight and learn to change to a wide range of behaviors, starting with diet and activity, but including self-esteem, mood, affect and outlook.

Referral Base and Marketing. Patients are referred to our eating disorder treatment facilities through a number of different sources, including healthcare practitioners, public programs, other treatment facilities, managed care organizations, unions, and emergency departments. We receive a large number of weight loss patient referrals generated from our web sites and the public relations efforts of our marketing staff. We devote significant resources to establishing strong relationships with a broad array of potential referral sources at the local and national level. No single referral source resulted in a significant portion of our revenues.

We engage in local marketing, direct-to-consumer internet marketing, coordinate intra-facility referrals and develop programs and content targeted at key referral sources on a national basis. Our NRC responds to inquiries from our online marketing efforts and facilitates cross-referrals.

Payor Mix. We generate our revenues primarily from self payors. We also receive revenues for our eating disorder services from commercial payors. We believe our strong relationships with third party payors and our industry experience allow us to obtain and increase the number new contracts for our eating disorder business which will provide us with an opportunity to increase the number of patients that we treat.

Staffing and Local Management Structure. A typical eating disorder or adult weight management residential facility is managed by an executive director experienced in treatment services. Our executive directors have on average over 10 years of experience in healthcare. The executive director is supported by a facility staff that consists of physicians, nurses, counselors, marketing professionals, reimbursement specialists, administrative and facility maintenance employees. Our adolescent weight management programs are managed by an executive director experienced in education or other clinical areas, and many of our executive directors hold post-graduate degrees. The executive director is supported by a staff that consists of therapists, clinical professionals, teachers, counselors, field staff, admissions, finance and operational personnel as well as administrative and maintenance employees.

Competition

Treatment providers for the large and growing substance abuse treatment market are highly fragmented, with services being provided by over 13,000 different facilities of which only 26% are operated by for-profit organizations. The primary competitive factors in the substance abuse treatment industry include the quality of programs and services, charges for programs and services, geographic proximity to the patients served, brand and marketing awareness and the overall responsiveness to the needs of patients, families and payors. Our recovery division competes against an array of local competitors, both private and governmental, hospital-based and free standing and for-profit and non-profit facilities. Most of our residential facilities compete within local or regional markets. Sierra Tucson, our residential treatment facility for addiction and other behavioral disorders, in contrast, competes in both national and international markets with other nationally known substance abuse treatment facilities such as the Betty Ford Clinic and Hazelden.

Providers of youth treatment services are also highly fragmented with services being provided by over 500 different facilities. Our youth division competes with a large number of single-site businesses that lack our name recognition and management resources, as well as a handful of larger companies who have divisions that provide youth treatment programs, such as the youth programs of Universal Health Services, Second Nature and Three Springs.

The eating disorder market is highly fragmented with no national player that offers the full continuum of care. Our eating disorder programs for anorexia and bulimia primarily compete against private and non-profit treatment programs. Our weight management programs compete primarily against surgical alternatives, such as bariatric surgery, support programs that offer diet foods and meal replacement and various weight loss camps.

Technology Infrastructure

We utilize computer systems for billing, general ledger and all corporate accounting. As of December 31, 2007, we expect to invest $2.0 million over the next 12 months to finalize implementation of a company wide customer relationship management system, to expand our data centers, and to continue our 2007 investment in the implementation of a comprehensive and fully integrated system encompassing clinical, marketing, regulatory, financial and management reporting systems. In 2007, we substantially completed deployment of our human resource management systems and will continue executing the final stages of the implementation over the next two-year period to ensure smooth transition for each module.

Regulatory Matters

Overview

Healthcare providers are regulated extensively at the federal, state and local levels. In order to operate our business and obtain reimbursement from third party payors, we must obtain and maintain a variety of state and federal licenses, permits and certifications, and accreditations. We must also comply with numerous other laws and regulations applicable to the conduct of business by healthcare providers. Our facilities are also subject to periodic on-site inspections by the agencies that regulate and accredit them in order to determine our compliance with applicable requirements.

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

Licensure, Accreditation and Certification

All of our recovery division treatment facilities must be licensed under applicable state laws. Licensing requirements typically vary significantly by state and by the services provided. Licensure requirements generally relate to the provider’s qualifications, the adequacy of care and other matters, including: its equipment, personnel, staff-to-patient ratios, operating policies and procedures, fire prevention, maintenance of adequate records, rate-setting and compliance with building codes and environmental protection laws. In addition, all of our facilities that handle and dispense controlled substances are required to register with the U.S. Drug Enforcement Administration, or the DEA, and are required to abide by DEA regulations regarding such controlled substances. The DEA also requires that our comprehensive treatment clinics be certified by the Substance Abuse and Mental Health Services Administration, or SAMSHA, in order to provide opiate treatment. In addition, our treatment facilities that participate in government healthcare payment programs such as Medicaid must apply to the appropriate government agency and be certified to participate in the program.

Most of our residential and comprehensive treatment clinics must obtain and maintain accreditation from private agencies. JCAHO and CARF are private organizations that have accreditation programs for healthcare facilities. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, among others. JCAHO accredits a broader variety of healthcare organizations, including hospitals, behavioral health organizations, nursing and long-term care facilities, ambulatory care centers, laboratories and managed care networks and others, including three of our youth treatment programs. Accreditation by JCAHO, CARF or one of the educational accreditation organizations that recognize our youth treatment programs requires an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is typically granted for a specified period, typically ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey. Accreditation is generally a requirement for participation in government and private healthcare payment programs. In addition, certain federal and state licensing agencies require that providers be accredited.

Both our youth treatment programs in the youth division and adolescent weight management programs in the healthy living division must comply with state and local laws that vary based on the locations in which they operate. A typical youth or adolescent weight management program will be subject to licensure by the state department of education or health services, as well as local land use and health and safety laws. Our eating disorder facilities within the healthy living division are subject to licensure by the state department of health services. In addition, the facilities and programs that are accredited must comply with the guidelines of the applicable accrediting agencies. A number of our youth programs maintain federal land use permits for their outdoor education and ranching activities.

We believe that all of our facilities and programs are in substantial compliance with current applicable federal, state, local licensure and certification requirements. In addition, we believe that all are in substantial compliance with the standards of the agencies, including JCAHO and CARF, which have accredited them. Periodically, federal, state and accreditation regulatory organizations conduct surveys of our facilities and may find from time to time that a facility is out of compliance with certain requirements. Upon receipt of any such finding, the facility timely submits a plan of correction and corrects any cited deficiencies.

Fraud, Abuse and Self-Referral Laws

The facilities in our recovery division must comply with a number of laws and regulations because we participate in government healthcare payment programs such as Medicare and Medicaid. The anti-kickback provision of the Social Security Act, or the anti-kickback statute, prohibits certain offers, payments or receipt of remuneration in return for referring patients covered by federal healthcare payment programs or purchasing, leasing, ordering or arranging for or recommending any services, good, item or facility for which payment may be made under a federal healthcare program. As a result, our dealings with referring physicians and other referral sources, including employment contracts, independent contractor agreements, professional service agreements, joint venture agreements and medical director agreements, are all subject to the anti-kickback statute. The anti-kickback statute has been interpreted broadly by federal regulators and certain courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Violations of the anti-kickback statute may be punished by criminal or civil penalties, exclusion from federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved. The Office of Inspector General, or the OIG, of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. The OIG has published regulations describing activities and business relationships that would be deemed not to violate the anti-kickback statute, known as “safe harbor” regulations. We use our best efforts to comply with applicable safe harbors.

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

In 2007, we implemented computer systems to comply with the transaction and code set requirements to correspond to the requirements of our trading partners. We have adopted privacy policies in accordance with HIPAA requirements. We believe that we are in compliance with certain security regulations under HIPAA but have not yet conducted a full HIPAA audit to ensure compliance. Under HIPAA, a violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

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

Local Land Use and Zoning

Municipal and other local governments also may regulate our treatment programs. Many of our facilities must comply with zoning and land use requirements in order to operate. For example, local zoning authorities regulate not only the physical properties of a health facility, such as its height and size, but also the location and activities of the facility. In addition, community or political objections to the placement of treatment facilities can result in delays in the land use permit process, and may prevent the operation of facilities in certain areas.

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

Employees

As of December 31, 2007, we employed approximately 5,400 people throughout the United States. Approximately 4,800 of our employees are full-time and the remaining approximately 600 are part-time employees. There were approximately 3,000 employees in our recovery division, 1,970 employees in our youth and 330 employees in our healthy living division. The remaining approximately 150 employees are in corporate management, administration and other services. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

We included the certifications of the CEO and the CFO of CRC required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A. Risk Factors

Set forth below and elsewhere in this annual report and in other documents we have filed and will file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

Business Risks

Unfavorable economic conditions could negatively impact our revenues.

An economic recession or other adverse economic conditions, such as inflation, may have a material adverse effect on our business. Substantially all of the revenue from our youth division and certain residential treatment facilities such as Sierra Tucson is derived from private-pay funding. In addition, a substantial portion of our revenue from our comprehensive treatment clinics is from self-payors. A sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our students to pay for our services. In addition, some of the families of our students in our youth division rely on third-party loans, including additional home loans, to fund the cost of tuition at our programs. The unavailability of these loans could interfere with the ability of private-pay customers to afford our programs, and may harm our operating results.

Although inflation has not previously or currently had a material impact on our results of operations, our industry is very labor intensive and salaries and benefits are subject to inflationary pressures. Some of our facilities are experiencing the effects of the tight labor market, including a shortage of counselors and nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate. Our ability to pass on increased costs associated with providing services to our patients, in some cases, may be limited.

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2007 (in thousands):

Term Loans and Revolving Line of Credit(1)	$440,534
Senior Subordinated Notes	197,593
Other	10,240

Total Debt	$648,367

Total Stockholder’s Equity	$445,749

(1)	In addition, as of December 31, 2007, we had $6.3 million of letters of credit outstanding under our revolving line of credit leaving approximately $67.2 million available for additional borrowings under our revolving credit facility.

In addition, our parent company has incurred $119.5 million of indebtedness as of December 31, 2007. During 2007, we incurred $60.3 million in net interest expense for our indebtedness issued pursuant to our term loans, revolving line of credit, seller notes, and senior subordinated notes. Our substantial indebtedness and the indebtedness of our parent company could make it more difficult for us to satisfy our obligations with respect to our indebtedness, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

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

Despite our current leverage, we may still be able to incur additional indebtedness. This could further exacerbate the risks that we face.

We may be able to incur additional indebtedness in the future. Although our senior secured credit facility and the indenture governing our senior subordinated notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

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

For 2007, we derived approximately 14.2% of our revenue from government programs and 85.8% of our revenue from non-government payors such as self pay, managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid and Medicare, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. For instance, in 2008 Governor Schwarzenegger proposed a 10% budget cut to all government programs, which would include a 10% cut in rate reimbursement. If a 10% budget cut were to be implemented, it would result in a loss of revenue of approximately $1,000,000 on an annual basis beginning July 1, 2008. They also tend to pay on a slower schedule. Thus, while 14.2% of our revenue was attributable to governmental payors, such payors accounted for 26.0% of our accounts receivable as of December 31, 2007. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles, our cash flow from operations could be negatively affected.

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

We derive a significant portion of our revenue from key treatment programs that are located in Pennsylvania, Utah, California, Arizona, and Indiana, which makes us particularly sensitive to regulatory and economic conditions in those states.

For 2007, our Pennsylvania and Utah facilities each accounted for approximately 11.5% of our total revenue, our Arizona facilities accounted for approximately 11.0% of our total revenue, our California facilities accounted for approximately 10.3% of our total revenue, and our Indiana facilities accounted for approximately 5.6% of our total revenue. If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

We may have difficulty operating and integrating treatment facilities and youth treatment programs that we acquire. This may disrupt our business and increase our costs and harm our operating results.

In 2005, we acquired three residential facilities and one outpatient treatment clinic. In 2006, we acquired six residential facilities, five outpatient treatment clinics and Aspen Education Group, our largest acquisition to date. In 2007, we acquired one residential treatment facility, two youth programs and one weight management facility. Additional acquisitions would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

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

Our growth strategy includes developing and opening new treatment facilities and to date, we have limited experience in opening new treatment facilities. Planning and opening new treatment facilities in each of the recovery, youth and healthy living divisions can be complex, and may be delayed and, in some circumstances, prevented by a variety of forces, including local zoning and land use regulation, health facility licensing, certificate of need requirements, community opposition and other political issues. Healthcare laws and other rules and regulations may also impede or increase the cost of opening new programs. If we are unable to open new treatment programs on time and on budget, our rate of growth and operating results may be adversely affected.

Even if we are able to open new treatment programs, we may not be able to staff them or integrate them into our organization. In addition, there can be no assurance that once completed, new treatment programs will achieve sufficient patient census or student enrollment to generate operating profits. Developing new programs, particularly residential facilities and programs, involves significant upfront capital investment and expense and if we are unable to attract patients and/or students quickly and/or enter into contracts or extend our existing contracts with third-party payors for these programs, these programs may not be profitable and our operating results could be adversely affected.

State and local regulation of the construction, acquisition or expansion of treatment facilities could prevent us from opening or acquiring additional treatment facilities or expanding or renovating our existing treatment facilities, which may cause our growth to be restrained and our operating results to be adversely affected.

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

Changes to federal, state and local regulations could prevent us from operating our existing facilities or acquiring additional facilities, which may cause our growth to be restrained and our operating results to be adversely affected.

Federal, state and local regulations determine the capacity at which our therapeutic education programs for adolescents may be operated. Some of our programs in our youth division rely on federal land-use permits to conduct the hiking, camping and ranching aspects of these programs. State licensing standards require many of our programs to have minimum staffing levels, minimum amounts of residential space per student and adhere to other minimum standards. Local regulations require us to follow land use guidelines at many of our programs, including those pertaining to fire safety, sewer capacity and other physical plant matters.

In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. For example, in 2007, legislators in the states of California and Indiana introduced bills that would impose new regulations on our operations. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth and harm our operating results.

Our treatment facilities are sometimes subject to attempts by local or regional governmental authorities and local area residents to force their closure or relocation.

Property owners and local authorities have attempted, and may in the future attempt, to use or enact zoning ordinances to eliminate our ability to operate a given treatment facility. Local governmental authorities in some cases also have attempted to use litigation and the threat of prosecution to force the closure of certain of our clinics. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed. In addition, such actions may require us to litigate which would increase our costs.

A shortage of qualified workers could adversely affect our ability to identify, hire and retain qualified personnel. This could increase our operating costs, restrain our growth and reduce our revenue.

The success of our business depends on our ability to identify, hire and retain a professional team of addiction counselors, nurses, psychiatrists, physicians, licensed counselors and clinical technicians across our network of treatment facilities. Competition for skilled employees is intense. For example, there are currently national shortages of qualified addiction counselors and registered nurses. The process of locating and recruiting skilled employees with the qualifications and attributes required to treat those suffering from addiction and other behavioral health illnesses can be lengthy and competition for these workers could cause the salaries, wages and benefits we must pay to increase faster than anticipated. Furthermore, many states require specified staff to patient ratios for residential and outpatient treatment facilities. If we are unable to identify, hire and retain sufficient numbers of qualified professional employees, or to continue to offer competitive salaries and benefits, we may be unable to staff our facilities with the appropriate personnel or to maintain required staff ratios and may be required to turn away patients. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increase this risk. These factors could increase our operating costs, restrain our growth and reduce our revenue.

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

Although methadone is a generic drug, there are only two significant national suppliers of methadone. We currently purchase methadone for dispensation in our clinics from both of them. If one of these suppliers were to reduce or curtail production of methadone, we would need to identify other suppliers of methadone. If we are unable to do so, our cost to purchase methadone may increase which may adversely affect our operating results and profitability.

A decline in the revenues or profitability of our Sierra Tucson facility would likely have a material adverse effect on our revenues and operating results.

For 2007, our Sierra Tucson facility represented approximately 9.1% of our total revenue and approximately 14.8% of our operating income before corporate and divisional overhead. Our Sierra Tucson facility’s high occupancy rate as well as the favorable average length of stay and price of treatment made it our most profitable facility for 2007. Should Sierra Tucson’s revenues or profitability decline for any reason or its operations be interrupted, our total revenue and profitability could also decline. For example, a terrorist act, significant terrorist threat or other disruption to air travel may reduce the willingness or ability of Sierra Tucson’s national and international patient base to travel to the facility or a fire or other casualty loss could interrupt its operations. These events could negatively affect our consolidated operating results.

Accidents or other incidents involving the students at our youth treatment facilities, or those of our competitors, may adversely affect our revenues and operating results directly or through negative public perception of the industry.

Accidents resulting in physical injuries to our students or staff, or incidents that attract negative attention to the youth treatment industry generally, such as those involving death or criminal conduct against, or by a student could result in regulatory action against us, possible legal claims and lost referrals or student withdrawals. Similar accidents or incidents at programs operated by our competitors could negatively impact public perception of the therapeutic education industry and harm our operations as well. No assurance can be given that accidents or other incidents at our programs or those of our competitors will not adversely affect our operations.

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our revenues and operating results.

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our operations. Such natural disasters may result in physical damage to or destruction of our programs as well as damage to areas where our patients or referral sources are based. In 2005, hurricanes resulted in property damage and additional expense to our Florida facilities. In addition, these facilities experienced a loss of referrals from areas affected by the hurricanes. Such natural disasters may lead to decreased census, decreased revenues and higher operating costs.

We face significant competition from established providers as well as new entrants.

We compete directly with a wide variety of non-profit, government and for-profit treatment providers, and this competition may intensify in the future. Non-profit and government providers may be able to offer competitive services at lower prices, which may adversely affect our revenue in regional markets and service categories. In addition, many for-profit providers are local, independent operators with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers. Our youth division competes against a small number of multiple-location providers, such as Universal Health Services, Second Nature and Three Springs, as well as a number of independent operators. These providers compete with us not only for referrals, but also for qualified personnel, and in some cases our personnel have resigned their positions with us to operate programs of their own. We may also face increasing competition from new operators which may adversely affect our revenue and operating results in impacted markets.

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

We began operations in August 2002, and our predecessor organizations began operations in September 1995. We recorded net losses in 2002, 2003 and 2006 of approximately $11.5 million, $1.6 million and $35.5 million, respectively, primarily as a result of transaction costs and the write-off of capitalized financing cots. For 2007, we recorded a net profit of approximately $1.5 million. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

We are subject to restrictions that limit our flexibility in operating our business as a result of our debt financing agreements.

Our debt financing agreements contain a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, create liens on our assets, restrict our ability to engage in sale and leaseback transactions, mergers, acquisitions or asset sales and make investments. Under some circumstances, these restrictive covenants may not allow us the flexibility we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that could benefit our business. In addition, we are required under our senior secured credit facility to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit facility and the lenders could elect to declare all amounts borrowed under our senior secured credit facility, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit facility. In such an event, we could not assure you that we would have sufficient assets to pay amounts under our secured indebtedness.

If we fail to comply with the restrictions in our debt financing agreements, a default may allow the creditors to accelerate the related indebtedness, as well as any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.

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

Funds managed by Bain Capital Partners, LLC control us and may have conflicts of interest with us.

Investment funds managed by Bain Capital Partners, LLC which we refer to as Bain Capital, indirectly own, through their ownership in our parent company, substantially all of our capital stock. As a result, Bain Capital has control over our decisions to enter into any corporate transaction regardless of whether our debt holders believe that any such transaction is in their own best interests. For example, Bain Capital could cause us to make acquisitions or pay dividends that increase the amount of indebtedness that is secured or that is senior to our senior subordinated notes or to sell assets.

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

Regulatory Risks

If we fail to comply with extensive laws and government regulations, we could suffer penalties, become ineligible to participate in reimbursement programs, be the subject of federal and state investigations or be required to make significant changes to our operations, which may reduce our revenues, increase our costs and harm our business.

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

Licensure, accreditation and certification

In order to operate our business, our treatment facilities for substance abuse must obtain the required state and federal licenses and certification as well as in most cases accreditation from JCAHO or CARF. In addition, such licensure, certification and accreditation are required to receive reimbursement from most commercial and government payors. If our programs are unable to maintain such licensure, certification and accreditation, our revenue may decline, our growth may be limited and our business may be harmed.

Handling of controlled substances

All of our facilities that handle and dispense controlled substances must comply with especially strict federal and state regulations regarding such controlled substances. The potential for theft or diversion of such controlled substances distributed at our facilities for illegal uses has led the federal government as well as a number of states and localities to adopt stringent regulations not applicable to many other types of healthcare providers. Compliance with these regulations is expensive and these costs may increase in the future.

Referrals of patients and relationships with physicians

The federal anti-kickback statute and related regulations prohibit certain offers, payments or receipt of remuneration in return for referring patients covered by Medicaid or other federal healthcare programs or purchasing, leasing, ordering or arranging for or recommending any services, good, item or facility for which payment may be made under a federal healthcare program. Federal physician self-referral legislation, known as the Stark Law, generally prohibits a physician from ordering certain services reimbursable by a federal healthcare program from an entity with which the physician has a financial relationship, unless an exception applies, and prohibits the entity from billing for certain services rendered pursuant to any prohibited referrals. Several of the states in which we operate have laws that are similar to the federal Stark Law and anti-kickback laws and that reach services paid for by private payors and individual patients.

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

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses, loss of payment for past services and exclusion from Medicaid programs, which could harm us. Approximately 14.2% of our revenue for 2007 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure you that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Recovery division. The following tables list our residential treatment facilities, as of December 31, 2007.

Program	City	State	Owned / Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Bayside Marin (with multiple licensed treatment programs)	San Rafael	CA	Leased
Brandywine	Kennett Square	PA	Owned
Camp Recovery Centers	Santa Cruz	CA	Owned
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned
Life Healing Center	Santa Fe	NM	Owned
New Life Lodge	Burns	TN	Owned
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea (with multiple licensed treatment programs and sober living homes)	Newport Beach, Riverside	CA	Leased
Starlite Recovery Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wilmington Treatment Center	Wilmington	NC	Owned
White Deer Run (WDR)—Allenwood	Allenwood	PA	Owned
WDR—Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
WDR—York/Adams	York	PA	Leased
Wellness Resource Center	Boca Raton	FL	Leased

Outpatient Treatment Facilities

Azure	Sacramento	CA	Leased
Camp San Jose	San Jose	CA	Leased
Camp Santa Cruz	Santa Cruz	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
Sober Living—Costa Mesa	Costa Mesa	CA	Leased
Wilmington—Myrtle Beach	Myrtle Beach	NC	Leased
Wilmington—Wilmington	Wilmington	NC	Leased
Wilmington—Shallotte	Shallotte	NC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Altoona	Altoona	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased

Recovery division. The following table lists our comprehensive treatment clinics by state and number, as of December 31, 2007.

State	Clinics	Owned / Leased
California	14	All clinics leased
Colorado	1	Leased
Delaware	2	All clinics leased
Georgia	1	Leased
Indiana	5	All clinics leased
Kansas	2	All clinics leased
Louisiana	1	Leased
Maryland	3	All clinics leased
New Mexico	1	Leased
North Carolina	3	All clinics leased
Oregon	6	All clinics leased
Pennsylvania	2	All clinics leased
Tennessee	1	Leased
Texas	1	Leased
Virginia	3	All clinics leased
Washington	4	All clinics leased
West Virginia	7	All leased except for one owned property
Wisconsin	5	All clinics leased

Total	62

Youth division. The following table lists our youth treatment programs as of December 31, 2007.

Program	City	State	Owned / Leased
Residential Treatment Centers

Island View	Syracuse	UT	Leased
Aspen Ranch	Loa	UT	Leased
Aspen Institute for Behavioral Assessment	Loa	UT	Leased
Youth Care / Pine Ridge Academy	Draper	UT	Leased
Sunhawk Academy	St George	UT	Leased
Turn-About Ranch	Escalante	UT	Leased

Therapeutic Boarding Schools

Excel Academy	Conroe	TX	Leased
Mount Bachelor Academy	Prineville	OR	Leased
Academy at Swift River	Cummington	MA	Leased
Oakley School	Oakley	UT	Leased
Copper Canyon Academy	Rimrock	AZ	Leased
Bromley Brook School	Manchester	VT	Leased
New Leaf Academy	Bend	OR	Leased
New Leaf Academy of North Carolina	Hendersonville	NC	Leased
Stone Mountain School	Black Mountain	NC	Leased
NorthStar Center	Bend	OR	Leased

Special Learning Needs

Cedars Academy	Bridgeville	DE	Leased
Camp Huntington	High Falls	NY	Leased
Talisman Summer Camps	Henderson	NC	Leased

Program	City	State	Owned / Leased
Outdoor Programs

Four Circles Recovery Center	Horseshoe	NC	Leased
SUWS of the Carolinas	Old Fort	NC	Leased
Passages to Recovery	Loa	UT	Leased
Adirondack Leadership Expeditions	Saranac Lake	NY	Leased
Lone Star Expeditions	Groveton	TX	Leased
Aspen Achievement Academy	Loa	UT	Leased
Phoenix Outdoor	Leicester	NC	Leased
Sage Walk—The Wilderness Program	Redmond	OR	Leased
SUWS Seasons	Old Fort	NC	Leased
Outback Therapeutic Expeditions	Loa	UT	Leased

Healthy living division. The following table lists our healthy living programs as of December 31, 2007.

Program	City	State	Owned / Leased
Eating Disorders Facilities

Montecatini	Carlsbad	CA	Owned
Center For Hope of the Sierras	Reno	NV	Leased
Carolina House	Durham	NC	Owned

Residential Weight Management Program

Structure House	Durham	NC	Owned

Weight Management Camps

Academy of the Sierras NC	Brevard	NC	Leased
Academy of the Sierras CA	Reedley	CA	Leased
Camp Wellspring / Wellspring New York	Paul Smiths	NY	Leased
Wellspring Adventure Camp	Canton	NC	Leased
Wellspring Family Camp	Village of Pinehurst	NC	Leased
Wellspring Hawaii	Captain Cook	HI	Leased
Wellspring Texas	San Marcos	TX	Leased
Wellspring UK	Penrith, Cumbria	UK	Leased
Western Wellspring Adventure Camp CA	N/A	CA	Leased

Our properties are owned and or leased by our recovery division, youth division and healthy living division. All owned property is subject to a security interest under our senior secured credit facility. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. Legal Proceedings

We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that could have a material adverse effect on our financial condition or results of operations.

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

Set forth below is selected historical consolidated financial information at the dates and for the periods indicated. The summary historical financial information as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our audited financial statements. The date of the purchase of our company by investment funds managed by Bain Capital was February 6, 2006, but for accounting purposes and to coincide with our normal financial accounting closing dates, we have utilized February 1, 2006, as the effective date of the close of the transaction. As a result, we have reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company (“Predecessor”) and for all periods from and after February 1, 2006 as those of the Successor Company (“Successor”) due to the resulting change in the basis of accounting. For the purpose of presenting a comparison of our 2006 results to all other years, we have presented the year ended December 31, 2006 as the mathematical addition of our operating results for January 2006 to the operating results of the eleven months ended December 31, 2006. This approach is not consistent with generally accepted accounting principles and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes there to included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Successor			Predecessor
	Year Ended December 31, 2007	Combined Year Ended December 31, 2006	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31,
					2005	2004	2003
	(Dollars in thousands)
Statement of Income Data:
Net revenue	$460,006	$271,178	$251,328	$19,850	$209,022	$165,603	$102,504
Operating expenses(1)	$393,174	$261,766	$203,584	$58,182	$160,408	$128,427	$92,242

Income (loss) from operations	$66,832	$9,412	$47,744	$(38,332)	$48,614	$37,176	$10,262
Other expense (income)(2)	(1,774)	144	89	55	2,232	—	(4)
Interest expense, net	(60,262)	(43,843)	(41,338)	(2,505)	(19,744)	(13,966)	(6,564)
Other financing costs(3)	—	(10,655)	—	(10,655)	(2,185)	—	(8,331)

Income (loss) from continuing operations before income taxes	$4,796	$(44,942)	$6,495	$(51,437)	$28,917	$23,210	$(4,637)
Income tax expense (benefit)	3,143	(9,433)	3,011	(12,444)	10,916	9,996	(3,081)
Minority interest in income (loss) of a subsidiary	189	(38)	(38)	—	—	—	—

Net income (loss) from continuing operations	$1,464	$(35,471)	$3,522	$(38,993)	$18,001	$13,214	$(1,556)

	Successor		Predecessor
	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31,
				2005	2004	2003
	(Dollars in thousands)
Balance Sheet Data (at period end):
Working capital(4)	$(56,539)	$(18,730)		$2,284	$12,493	$15,460
Property and equipment, net	122,937	94,976		49,074	27,809	24,566
Cash and cash equivalents	5,118	4,206		5,077	10,563	7,121
Total assets	1,322,291	1,288,788		424,154	262,695	237,267
Total debt, including capital leases	648,367	626,528		259,931	123,343	127,494
Mandatorily redeemable stock	—	—		115,625	115,418	109,859
Shareholders’ equity (deficit)	445,749	437,174		11,985	(5,812)	(17,684)
Other Financial Data:
Cash paid for interest	$56,418	$29,118	$1,336	$18,101	$12,572	$7,861
Depreciation and amortization	22,015	10,193	361	3,850	3,699	2,209
Capital expenditures	30,159	14,189	411	11,480	7,329	2,408
Cash flows from operating activities	56,420	(4,486)	1,201	23,902	25,584	3,274
Cash flows from investing activities	(70,947)	(746,811)	(315)	(159,228)	(22,741)	(139,025)
Cash flows from financing activities	15,439	755,080	(5,540)	129,840	599	137,509

(1)	Corporate/other expense for the one month ended January 31, 2006 and the eleven months ended December 31, 2006 includes $43.7 million in acquisition related costs incurred in connection with the purchase of our company by Bain Capital.
(2)	Other income (expense) for the year ended December 31, 2005 includes $0.6 million of gain recognized upon termination of our swap agreement in connection with the acquisition of Sierra Tucson and refinancing our debt in May 2005, $1.6 million of increase in fair value of our new swap on December 31, 2005, $0.1 million of gain recognized on the fair value of our interest rate swap during the year ended December 31, 2006, and $1.8 million decrease in fair value of our swap on December 31, 2007.
(3)	Represents the write-off of unamortized capitalized financing costs of $8.3 million in 2003, $2.2 million in the year ended December 31, 2005 and $7.2 million during the one month ended January 31, 2006, respectively, and $3.5 million during the one month ended January 31, 2006, related to the write-off of unamortized debt discount.
(4)	We define working capital as our current assets (including cash and cash equivalents) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.

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

OVERVIEW

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our services through our three divisions, the recovery division, the youth division and the healthy living division. Our recovery division provides our substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides educational programs for underachieving young people through residential schools and wilderness programs. Our healthy living division provides treatment services through its adolescent and adult weight management programs and its eating disorder facilities.

We have three operating segments: recovery division, youth division, and healthy living division. However, for the purposes of segment reporting and discussion, we combine healthy living division with our corporate/other reporting segment because this segment does not currently meet the quantitative thresholds for separate disclosure (see Note 16 to the consolidated financial statements). As of December 31, 2007, our recovery division, which currently operates the 28 inpatient and 77 outpatient facilities in 22 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of December 31, 2007, our recovery division treated approximately 27,000 patients per day. As of December 31, 2007, our youth division, which currently operates 29 programs in 10 states and enrolled over 4,100 students during 2007, provides a wide variety of therapeutic and educational programs for underachieving young people. Our healthy living division, which operates 13 facilities in 7 states and one facility in the United Kingdom, provides eating disorder and weight management services. Other activities classified as “corporate/other” represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

Effective October 1, 2007 we realigned our operations and internal organizational structure. Consequently, we report in three segments: recovery division, youth division, and corporate/other. The recovery division includes all inpatient and outpatient drug and alcohol treatment programs consistent with our long term objective of being a full spectrum chemical dependency provider that integrates the best of the various treatment modalities into a seamless web of service. The youth division includes residential and outdoor programs. Healthy living division is included in corporate/other because it does not meet the quantitative threshold for separate segment reporting. Our healthy living division includes eating disorders and adult weight management facilities (formerly included in the residential treatment division) and adolescent weight management programs (formerly included in the youth treatment division).

The Transactions

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) acquired CRC Health Group, Inc. for a total cash consideration of approximately $742.3 million (including acquisition and financing transactions related fees and expenses of $28.5 million). As a result of the acquisition, Bain Capital received control of our company. We refer to our acquisition by Bain Capital and the related financings as the “Transactions.”

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with U.S. generally accepted accounting principles (“GAAP”). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly our consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders’ equity for all periods presented.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

As a result of the Transactions on February 6, 2006, a new basis of accounting was adopted in fiscal 2006. However, for accounting purposes and to coincide with our normal financial account closing dates, we have utilized February 1, 2006 as the effective date of the Transactions. For the purpose of presenting a comparison of our 2006 operating results to 2005, we have presented the year ended December 31, 2006 as the mathematical addition of our operating results for January 2006 (“Predecessor Company”) to the operating results of the eleven months ended December 31, 2006 (“Successor Company”). This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

Acquisitions

2007 Acquisitions

Our 2007 acquisitions reflect our strategic plan for expanding the services offered by our three operating divisions. We completed four acquisitions in 2007 and paid approximately $32.9 million in cash. The acquisitions are intended to expand our range services into new geographic regions in the United States.

2006 Acquisitions

In November 2006, we acquired all of the outstanding capital stock of Aspen Education Group (“Aspen”) for approximately $279.5 million in total purchase consideration, including acquisition related expenses of $1.3 million. We refer to this acquisition as the Aspen Acquisition. We believe Aspen Education Group is the largest for-profit provider of therapeutic educational programs to troubled youth. At November 2006, Aspen Education Group operated 32 facilities in 12 states and one facility in the U.K. and its offerings include boarding schools, experiential outdoor education programs weight loss residential high schools and summer weight loss camps. The Aspen Acquisition is intended to diversify our business into other service offerings and geographic regions. This acquisition will enhances our overall self payor mix revenue and offers multiple revenue and cost synergies.

In 2006, in addition to the Aspen Acquisition, we completed five other acquisitions for which we paid approximately $36.6 million in cash, including acquisition related expenses. These acquisitions are intended to expand our range of treatment programs into new geographic regions in the United States. In addition, they contribute to the continued building of a nationwide network of specialized behavioral care services.

2005 Acquisitions

In May 2005, we acquired substantially all of the assets of Sierra Tucson for approximately $132.1 million, including acquisition related expenses of $2.7 million, and assumed certain of its liabilities. Sierra Tucson was a 91-bed residential treatment facility (at the time of acquisition) and is located outside Tucson, Arizona.

In 2005, in addition to the acquisition of Sierra Tucson, we completed four other acquisitions for which we paid approximately $16.5 million in cash, including acquisition related expenses.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. During the years ended December 31, 2007 and December 31, 2006, we generated 85.8% and 80.1% of our net revenue from non-governmental sources, including 71.1% and 60.8% from self payors, respectively, and 14.7% and 19.3% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the years ended December 31, 2007 and December 31, 2006, our consolidated same-facility net revenue increased by 6.8% and 8.3%, respectively, as compared to the same periods in 2006. “Same-facility” refers to the comparison of each facility owned during 2006 with the results for the comparable period in 2007 and 2005.

Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization and acquisition related costs. Operating expenses for our recovery and youth divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock option-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. The following describe the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

Revenue Recognition

Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of accounts receivables from patients and students and third party billings and notes receivable from payors. We record bad debt expense monthly based on an analysis of age and collectibility of outstanding accounts receivable that reflects our historical experience. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third party payors and general industry conditions. If the financial condition of our payors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If, at December 31, 2007, we were to recognize an increase of 10% in the allowance for our doubtful accounts, our total current assets would decrease by $0.7 million, or 1.3%.

Evaluation of Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill and indefinite-lived intangible assets for impairment at least annually and whenever changes in events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Applying the provisions of SFAS 142, we perform a two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our reportable segments. We determine the fair value of the reporting units based on weighted values of discounted cash flow, market value based on guideline public companies, and market value based on guideline transactions method at the beginning of the fourth quarter. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value. In the second step, the fair value of the reporting unit (determined in the first step) is allocated to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The fair value of goodwill resulting from the purchase price allocation is the implied fair value of goodwill. The implied fair value of goodwill is compared to the carrying amount to determine how much goodwill is impaired. If the implied fair value of goodwill is less than the carrying amount of goodwill, then an impairment loss is recorded for the difference. SFAS 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach at the beginning of the fourth quarter. We recognize an impairment loss when the fair value of the indefinite-lived purchased intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, including revenue growth rates and operating margins. We base our fair value estimates on assumptions we believe are reasonable. However, if the actual results differ from our estimates we may be required to record impairment on goodwill and indefinite-lived purchased intangible assets. We did not record any impairment charges relating to the carrying value of goodwill or indefinite-lived purchased intangible assets during the years ended December 31, 2007, 2006 and 2005. Intangibles assets with finite lives are amortized on a straight-line basis over the estimated economic useful lives of the assets, ranging from one to 20 years. We review the intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on our assessment of the circumstances of our long-lived assets, we did not record any impairment charges relating to the carrying value of long lived assets during the years ended December 31, 2007 and 2006. In 2005, we recorded an impairment of $0.04 million in connection with the carrying value of finite lived intangible assets related to one of the acquisitions completed in 2003. See Note 6 to the consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.

The Company adopted FIN 48 on January 1, 2007. The effect of adopting FIN 48 was a decrease in tax reserves and an increase of $2.2 million to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $1.9 million.

Stock Options

We adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the prospective transition method on January 1, 2006 and therefore have not restated results for prior periods. During 2007, we recognized stock option compensation expense of approximately $3.9 million. During the eleven months ended December 31, 2006, we recorded stock option-based compensation expense of $3.5 million in accordance with SFAS 123(R). On February 6, 2006, after the consummation of the Transactions, our parent company (CRC Health Group, Inc, the “Group”) adopted the 2006 Management Incentive Plan (the

“Management Plan”) and the 2006 Executive Incentive Plan (the “Executive Plan”) and in September 2007, the Group adopted the 2007 Incentive Plan (the “2007 Plan”), collectively referenced as the “Plans”. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options in accordance with SFAS 123(R). See Note 12 to the consolidated financial statements.

Valuation of our stock option expense is done in accordance with SFAS 123(R). Our valuation approach for our stock options utilizes the Black Scholes model as well as a binomial model. For the binomial model, we utilized statistical simulation, known as the “Monte Carlo” simulation, to derive the calculations and results for valuation of our stock options. Additionally, individual stock options awards comprise several groups or “tranches” of options with differing vesting conditions which in effect are each valued separately using either the Black Scholes model or the binomial model. The assumptions utilized in our models are based on historical data, related to grantee stock option activity, macroeconomic data, as well independent analysis performed by experts in the field.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements in Part II, Item 8 for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Years Ended December 31,
Statement of Income Data:	2007	%	2006	%	2005	%
Net revenue:
Recovery division	$291,475	63.4%	$251,824	92.9%	$208,348	99.7%
Youth division	145,864	31.7%	14,471	5.3%	—	—
Corporate / other(1)	22,667	4.9%	4,883	1.8%	674	0.3%

Net revenue	460,006	100.0%	271,178	100.0%	209,022	100.0%
Operating expenses:
Recovery division	211,040	45.9%	179,689	66.3%	145,245	69.5%
Youth division	135,713	29.5%	15,253	5.6%	—	—
Corporate / other(1)	46,421	10.1%	66,824	24.6%	15,163	7.2%

Total operating expenses	393,174	85.5%	261,766	96.5%	160,408	76.7%
Income (loss) from operations:
Recovery division	80,435	17.5%	72,135	26.6%	63,103	30.2%
Youth division	10,151	2.2%	(782)	(0.3)%	—	—
Corporate / other(1)	(23,754)	(5.2)%	(61,941)	(22.8)%	(14,489)	(6.9)%

Income (loss) from operations	66,832	14.5%	9,412	3.5%	48,614	23.3%
Other (expense), income	(1,774)		144		2,232
Interest expense, net	(60,262)		(43,843)		(19,744)
Other financing costs	—		(10,655)		(2,185)

Income (loss) before income taxes	4,796		(44,942)		28,917
Income tax (benefit) expense	3,143		(9,433)		10,916
Minority interest in income (loss) of a subsidiary	189		(38)		—

Net (loss) income from continuing operations	$1,464		$(35,471)		$18,001

(1)	Includes our healthy living division

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Effective October 1, 2007, we realigned our operations and internal organization structure as noted in our overview of Item 7.

Consolidated net revenue increased $188.8 million, or 69.6%, to $460.0 million in 2007 from $271.2 million in 2006. Of the $188.8 million increase, the youth division contributed $131.4 million and the remaining net revenue growth was driven by net revenue increases of $39.7 million, or 15.7%, and $17.8 million, or 364.2%, in our recovery division and corporate/other, respectively. Of the $39.7 million and $17.8 million net revenue increases in the recovery division and corporate/other, respectively, $23.6 million and $16.5 million, respectively, was contributed by acquisitions and start-ups that were not fully included in both 2006 and 2007 results of operations. In addition, same-facility revenue growth in recovery division and corporate/other of $16.0 million, or 6.4%, and $1.2 million, or 39.2%, respectively, contributed to the net revenue growth. Our same-facility recovery division growth was driven in part by a 5.4% increase in patient census and a 0.9% increase in revenue per patient day. Our same-facility corporate/other growth was driven in part by a 43.2% increase in patient census and a 2.8% decrease in revenue per patient day.

Consolidated operating expenses increased $131.4 million, or 50.2%, to $393.2 million in 2007 from $261.8 million in 2006. Of the $131.4 million increase in operating expenses, the youth division incurred $120.5 million in expenses that are mainly attributable to salaries and wages and other general operating expenses associated with the Aspen Acquisition. The increases in our recovery division and corporate/other before administrative expenses were $28.7 million, or 17.9%, and $15.1 million, or 384.7%, respectively. The increase in recovery division operating expenses was mainly attributable $18.0 million in expenses related to the 2006 and 2007 acquisitions and start-ups and partially attributable to a $10.7 million, or 6.8%, same-facility increase in operating expenses. The increase in corporate/other operating expenses was mainly attributable $13.6 million in expenses related to the 2006 and 2007 acquisitions and start-ups and partially attributable to a $1.4 million, or 56.7%, same-facility increase in operating expenses. Administrative expenses increased $2.6 million, or 13.9% in our recovery division and decreased $35.5 million, or 56.4%, in corporate/other. The decrease in corporate/other administrative expenses was primarily attributable to non-recurring expenses of $43.7 million related to the Transactions incurred in 2006.

Our consolidated operating margins increased to 14.5% in 2007 from 3.5% in 2006, due primarily to the reduction from 2006 to 2007 in one-time expenses that had occurred in 2006. In 2006, related to the Transactions, we incurred one-time expenses of $43.7 million. Partially offsetting this improvement in margins, our consolidated margins in 2007 were negatively impacted relative to 2006 due to our youth division (acquired in 2006 as part of Aspen Education Group) which has lower margins than our other divisions. Our operating margins in our recovery division decreased to 27.6% in 2007 from 28.6% in 2006. On a same-facility basis, our consolidated operating margin decreased to 36.7% in 2007, as compared to 37.1% in 2006.

Consolidated net income increased by $36.9 million in 2007 compared to 2006. The increase in net income in 2007 was primarily attributable to the increase in operating income of $10.9 million driven by the acquisition of Aspen in the youth division, an increase in operating income of $8.3 million in our recovery division and a decrease in loss from operations of $38.2 million in the corporate/other division. The decrease in loss from operations in the corporate/other division was primarily due to a decrease in transaction related costs compared to 2006. Other income decreased by $1.9 million in 2007 due primarily to a loss on an interest rate swap agreement of $1.8 million. Income tax expense increased $12.6 million in 2007 resulting in an expense of $3.1 million in 2007 compared to a $9.4 million benefit in 2006. The effective tax rate in 2007 was 65.5% compared to 20.9% in 2006. The effective tax rate increase relates primarily to an increase in the state tax effective rate due to separate filing states that have taxable income and to the benefit of 2006 tax rate of deductible acquisition costs.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

In 2005 we did not have a healthy living or a youth division. When Aspen was acquired in November 2006, it became our youth division. The healthy living division was formed in 2007 and is included in corporate/other.

Consolidated net revenue increased $62.2 million, or 29.7%, to $271.2 million in 2006 from $209.0 million in 2005. The increase in consolidated net revenue of $62.2 million was primarily attributable to an increase of $43.5 million, or 20.9% in recovery net revenue. The youth division contributed $14.5 million to net revenue in 2006. The growth in recovery division net revenue was mainly attributable to the $14.5 million increase in revenue generated by Sierra Tucson and $11.6 million increase resulting from the 2005 and 2006 acquisitions other than Sierra Tucson, including unearned revenue adjustments that were not included in 2005. In addition, recovery division revenue growth was partly attributable to a $17.0 million, or 8.3%, increase in same-facility net revenue. Our same-facility recovery division growth was driven in part by a 4.5% increase in patient census and a 3.7% increase in revenue per patient day.

Consolidated operating expenses increased $101.4 million, or 63.2%, to $261.8 million in 2006 from $160.4 million in 2005. Of the $101.4 million increase, $6.7 million was attributable to an increase in depreciation and amortization of intangibles expense in 2006 resulting from an increase in the fair value of our assets recorded in connection with the Transactions, and, to a lesser extent, from the Aspen Acquisition. The youth division total operating expenses in 2006 were $15.3 million and are attributable mainly to salaries and wages and other general operating expenses. The increases in our recovery division and corporate/other before administrative expenses were $27.5 million, or 20.6%, and $3.7 million, respectively. The increase in recovery division operating expenses was mainly attributable to $18.5 million in expenses related to the 2005 and 2006 acquisitions and start-ups and partially attributable to a $9.0 million, or 6.8%, same-facility increase in operating expenses. Administrative expenses increased $6.9 million, or 58.4% in our recovery division and increased $48.0 million, or 321.6%, in corporate/other. The increase in corporate/other expenses was primarily attributable to one-time expenses of $43.7 million related to the Transactions and a non-cash charge of $3.5 million relating to stock option-based employee compensation expense (not recognized in 2005).

Our consolidated operating margins declined to 3.5% in 2006 from 23.3% in 2005, due primarily to one-time expenses of $43.7 million related to the Transactions, a $6.7 million increase in depreciation and amortization of intangibles expense in 2006 resulting primarily from an increase in the fair value of our assets recorded in connection with the Transactions and Aspen Acquisition and a non-cash charge of $3.5 million relating to stock option-based employee compensation expense. Our recovery division same-facility income from operations before divisional administrative expenses increased $8.0 million, or 11.3%, in 2006 compared to 2005.

Consolidated net income (loss) decreased by $53.5 million in 2006 compared to 2005. In addition to the factors described above regarding the decline of the operating margin in 2006, the net loss in 2006 was primarily attributable to the increase in interest expense and other financing costs of $32.6 million, or 148.5%, to $54.5 million in 2006 from $21.9 million in 2005. This increase in interest expense and other financing costs was attributable to the issuance of new senior and subordinated debt related to the Transactions and Aspen Acquisition and to the write-off of debt discount and unamortized capitalized financing costs in the amount of $10.6 million from prior senior and subordinated debt that was refinanced as part of the Transactions. Other income decreased by $2.1 million in 2006 due primarily to gains of $1.6 million recognized on the fair value of our interest rate swap and $0.6 million resulting from the termination of the interest rate swap in 2005. Income tax expense (benefit) change of $20.3 million resulted in a benefit of $9.4 million in 2006 from a $10.9 million expense in 2005 due to the loss incurred in 2006 due primarily to one-time expenses of $43.7 million related to the Transactions. The effective tax rate was 20.9% in 2006 compared to 37.8% in 2005. The effective tax rate reduction relates primarily to the deduction of one-time costs in January 2006. Such one-time deductions include: payments for stock options and management bonuses, and write-offs of debt discount and capitalized financing costs.

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

We had negative working capital of $56.5 million at December 31, 2007, compared to negative working capital of $18.7 million at December 31, 2006. The decrease in working capital from December 31, 2006 to December 31, 2007 was primarily attributable to an increase of $24.9 million in current debt related to the revolving portion of our senior secured credit facilities as well as to a $6.3 million net decrease in income tax receivables. The decrease in income tax receivable resulted primarily from settlement of a pre-tax book loss in the year ended December 31, 2006 due to charges to the Predecessor Company statement of operations in

January 2006 in connection with the Transactions. Such charges included: write-offs of discount on debt and capitalized financing costs, accrual for payment of stock options and management bonuses and accrual for payment of sellers’ fees.

Sources and Uses of Cash

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash (used in) provided by operating activities	$56,420	$(3,285)	$23,902
Net cash used in investing activities	(70,947)	(747,126)	(159,228)
Net cash provided by financing activities	15,439	749,540	129,840

Net (decrease) increase in cash	$912	$(871)	$(5,486)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Cash provided from operating activities was $56.4 million in 2007, compared to cash used in operating activities of $3.3 million in 2006. The increase in cash flows from operating activities in fiscal 2007 is due to decreases in transaction related costs compared to fiscal 2006. Additionally, the cash used in operating activities for the year ended December 31, 2006 was primarily due to the net loss in the January 2006 Predecessor Company statement of operations resulting from the payment of non-recurring acquisition related expenses incurred in connection with the Transactions.

Cash used in investing activities was $70.9 million in 2007, compared to $747.1 million in 2006. The decrease in the cash used for investing activities during 2007 was due to reductions in acquisition activity in 2007 compared to 2006. In 2006, we made payments to former shareholders in connection with the Transactions and also acquired Aspen Education Group.

Cash provided by financing activities was $15.4 million in 2007, compared to $749.5 million in 2006. The decrease of $734.1 million was due primarily to non-recurring fiscal 2006 activity, which was primarily an equity contribution of $330.7 million from investment funds managed by Bain Capital Partners in connection with the Transactions and Aspen Acquisition, and an equity contribution of $99.5 million from the Group resulting from proceeds net of financing costs of a PIK loan in connection with the Aspen Acquisition. In addition, the net increase in net issuances of long-term debt of $354.8 million in 2006 contributed to the overall decrease.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Cash used in operating activities was $3.3 million 2006, compared to cash provided by operating activities of $23.9 million in 2005. The $27.2 million decrease in cash flows from operating activities was primarily due to the net loss in the January 2006 statement of operations of the Predecessor Company resulting from one-time acquisition related expenses incurred in connection with the Transactions and higher working capital needs in the eleven months ended December 31, 2006 compared to the same period in 2005.

Cash used in investing activities was $747.1 million 2006, compared to $159.2 million 2005. The increase in the cash used for investing activities during 2006 was primarily due to the payment of the purchase price to former shareholders in connection with the Transactions of $429.2 million and increase of $156.3 million in cash paid for acquisitions.

Cash provided by financing activities was $749.5 million 2006, compared to $129.8 million in 2005. The increase of $619.7 million was due primarily to an equity contribution of $330.7 million from investment funds managed by Bain Capital Partners in connection with the Transactions and Aspen Acquisition, and an equity contribution of $99.5 million from the Group resulting from proceeds net of financing costs of a PIK loan in connection with the Aspen Acquisition. In addition, the net increase in net issuances of long-term debt of $354.8 million in 2006 compared to $136.1 million in 2005 contributed to the overall increase.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of December 31, 2007, senior secured credit facility was comprised of a $414.0 million senior secured term loan facility and a $100.0 million revolving credit facility. At December 31, 2007, $26.5 million was outstanding and classified on our balance sheet as current portion of long term debt. In addition, the revolving credit facility had approximately $6.3 million of letters of credit issued and outstanding. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes of which $197.6 million remained outstanding at December 31, 2007. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing recovery and youth treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. We had historically and currently intend to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, we expect that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. We expect to spend approximately $8.0 million for maintenance related expenditures and an additional $21.0 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of December 31, 2007, we were in compliance with all such covenants.

Effective April 16, 2007, we entered into an amendment to our senior secured credit agreement dated November 17, 2006. Per the agreement, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2% per annum.

Funding Commitments

In connection with an acquisition which closed in October 2005, we were obligated to make certain payments in the amount of up to $1.8 million in the first year and up to $2.0 million in the second year if the entity satisfied certain performance milestones. In the third quarter of 2006, the entity met the first year performance milestones and as a result we made a payment of $1.8 million in the fourth quarter of 2006. During the third quarter of 2007, the entity had achieved the second year performance milestones and additional goodwill and liability of $2.0 million, respectively, was recognized. The $2.0 million related to performance milestones was paid in the fourth quarter of 2007. We have no subsequent performance payment liability or obligation related to the October 2005 acquisition.

Certain agreements acquired in the Aspen Acquisition contain contingent earnout provisions that provide for additional payments in the amount of up to $6.0 million if the acquisitions meet performance milestones as specified in the agreements. As of December 31, 2007, we had incurred a liability of $5.4 million associated with such earn out obligations and made payments of $4.5 million, $1.8 million, and $0.4 million in the first quarter, third quarter, and fourth quarter of 2007, respectively.

Off Balance Sheet Obligations

As of December 31, 2007, we did not have any off-balance sheet obligations other than $6.3 million of letters of credit.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2007 (dollars in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Term loans, including interest(i)	$530.3	$4.2	$8.4	$8.4	$509.3
Senior subordinated notes, including interest(ii)	381.0	21.5	43.0	43.0	273.5
Revolving line of credit, including interest(iii)	26.7	26.7	—	—	—
Seller notes, including interest	11.3	5.5	4.1	1.7	—
Operating leases	95.0	16.2	25.9	15.8	37.1
Consulting agreements	2.1	1.3	0.8	—	—
Liability for income taxes associated with uncertain tax positions at January 1, 2007(iv)	1.1	0.1	—	—	—

Total obligations	$1,047.5	$75.5	$82.2	$68.9	$819.9

(i)	Interest rate is calculated using three month LIBOR at March 19, 2008, most recent practicable date, plus 2.25%, which equals 4.9%.
(ii)	Stated interest rate of 10.75% per the indenture.
(iii)	Interest rate is calculated using three month LIBOR at December 28, 2008, plus 2.50%, which equals 7.4%.
(iv)	With the exception of amounts due within one year, we are unable to allocate the remainder of balance due to the various dates of expected release.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our amended and restated senior secured credit facility. As of December 31, 2007 we have $414.0 million in term loans outstanding, bearing interest at variable rates. A hypothetical quarter point increase or decrease in market interest rates compared to the interest rates at December 31, 2007 would result in a $1.0 million change in annual interest expense on our term loans. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million, which bears interest at variable rates. Assuming the revolving line of credit is fully drawn, each quarter point change in interest rates compared to the interest rates at December 31, 2007 would result in an immaterial change in the annual interest expense on our revolving credit facility. In conjunction with our term loans, we entered into an interest rate swap agreement on February 28, 2006 in the amount of $115.0 million as provided under our credit agreement and retained in our amended and restated credit agreement to exchange floating for fixed interest rate payments to reduce interest rate volatility. The outstanding amount of this interest rate swap was $93.8 million. The effective date of the swap agreement was March 31, 2006 and has a maturity date of March 31, 2011.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of December 31, 2007 (Successor) and December 31, 2006 (Successor)	42

Consolidated Statements of Operations for year ended December 31, 2007 (Successor), the eleven months ended December 31, 2006 (Successor), the one month ended January 31, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor)	43

Consolidated Statements of Mandatorily Redeemable Stock and Stockholder’s Equity for the year ended December 31, 2007 (Successor), the eleven months ended December 31, 2006 (Successor), the one month ended January 31, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor)	44

Consolidated Statements of Cash Flows for the year ended December 31, 2007 (Successor), the eleven months ended December 31, 2006 (Successor), the one month ended January 31, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor)	46

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CRC Health Corporation:

We have audited the accompanying consolidated balance sheets of CRC Health Corporation and subsidiaries, (the “Company”), (a wholly owned subsidiary of CRC Health Group, Inc.) as of December 31, 2007 (Successor) and 2006 (Successor), and the related consolidated statements of operations, mandatorily redeemable stock and stockholder’s equity (deficit), and cash flows for the year ended December 31, 2007 (Successor), the eleven-month period ended December 31, 2006 (Successor), the one-month period ended January 31, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRC Health Corporation and subsidiaries as of December 31, 2007 (Successor) and 2006 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2007 (Successor), the eleven-month period ended December 31, 2006 (Successor), the one-month period ended January 31, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment. As discussed in Note 7 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 4, 2008

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 (SUCCESSOR) AND DECEMBER 31, 2006 (SUCCESSOR)

(In thousands, except share amounts)

	December 31, 2007	December 31, 2006
	(Successor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,118	$4,206
Accounts receivable, net of allowance for doubtful accounts of $6,901 in 2007 and $8,235 in 2006	31,910	33,805
Prepaid expenses	7,544	7,675
Other current assets	2,120	2,261
Income taxes receivable	193	6,496
Deferred income taxes	6,599	7,052

Total current assets	53,484	61,495
PROPERTY AND EQUIPMENT—Net	122,937	94,976
GOODWILL	730,684	702,425
INTANGIBLE ASSETS—Net	390,388	400,714
OTHER ASSETS	24,798	29,178

TOTAL ASSETS	$1,322,291	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,014	$6,714
Accrued liabilities	37,582	34,827
Current portion of long-term debt	35,603	10,743
Other current liabilities	29,824	27,941

Total current liabilities	110,023	80,225

LONG-TERM DEBT—Less current portion	612,764	615,785
OTHER LONG-TERM LIABILITIES	7,514	5,526
DEFERRED INCOME TAXES	145,867	149,827

Total liabilities	876,168	851,363

COMMITMENTS AND CONTINGENCIES (Note 10)
MINORITY INTEREST	374	251
STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	438,608	433,652
Retained earnings	7,141	3,522

Total stockholder’s equity	445,749	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,322,291	$1,288,788

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007 (SUCCESSOR),

THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR),

THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND FOR THE YEAR ENDED DECEMBER 31, 2005 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005
NET REVENUE:
Net client service revenue	$453,619	$246,880	$19,360	$205,833
Other revenue	6,387	4,448	490	3,189

Net revenue	460,006	251,328	19,850	209,022

OPERATING EXPENSES:
Salaries and benefits	226,566	118,954	9,265	96,241
Supplies, facilities and other operating costs	137,736	69,331	4,561	55,640
Provision for doubtful accounts	6,857	5,106	285	3,041
Depreciation and amortization	22,015	10,193	361	3,850
Acquisition related costs	—	—	43,710	1,636

Total operating expenses	393,174	203,584	58,182	160,408

INCOME (LOSS) FROM OPERATIONS	66,832	47,744	(38,332)	48,614
INTEREST EXPENSE, NET	(60,262)	(41,338)	(2,505)	(19,744)
OTHER FINANCING COSTS	—	—	(10,655)	(2,185)
OTHER (EXPENSE) INCOME	(1,774)	89	55	2,232

INCOME (LOSS) BEFORE INCOME TAXES	4,796	6,495	(51,437)	28,917
INCOME TAX EXPENSE (BENEFIT)	3,143	3,011	(12,444)	10,916
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES	189	(38)	—	—

NET INCOME (LOSS)	$1,464	$3,522	$(38,993)	$18,001

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007 (SUCCESSOR), THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR), THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND THE YEAR ENDED DECEMBER 31, 2005 (PREDECESSOR)

(In thousands, except share amounts)

	Redeemable Convertible Preferred and A-1 Common Stock		Series A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2004 (Predecessor)	262,399,056	115,418	8,047,637		129	290	(6,231)	(5,812)
Warrants issued in conjunction with the issuance of Series C preferred stock		207
Exercise of options in 2005			604,792		86			86
Comprehensive income:
Net income							18,001	18,001
Cancellation of interest rate swap (net of tax of $193)						(290)		(290)

Comprehensive income								17,711

BALANCE—December 31, 2005 (Predecessor)	262,399,056	$115,625	8,652,429	$—	$215	$—	$11,770	$11,985
Exercise of options			72,968		7			7
Net loss for the one month ended January 31, 2006							(38,993)	(38,993)

BALANCE—January 31, 2006 (Predecessor)	262,399,056	$115,625	8,725,397	$—	$222	$—	$(27,223)	$(27,001)
Merger with CRCA Merger Corporation:
Repurchase and retirement of CRC Health Group, Inc. preferred and common stock and Series A common stock	(262,399,056)	(115,625)	(8,725,397)		(222)		27,223	27,001
Issuance of CRC Health Corporation common stock			1,000		294,475			294,475
Capital contributed by parent					139,177			139,177
Net income for the eleven months ended December 31, 2006							3,522	3,522

BALANCE—December 31, 2006 (Successor)	—	$—	1,000	$—	$433,652	$—	$3,522	$437,174

(continued)

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY—(Continued)

FOR THE YEAR ENDED DECEMBER 31, 2007 (SUCCESSOR), THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR),

THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND THE YEAR ENDED DECEMBER 31, 2005 (PREDECESSOR)

(In thousands, except share amounts)

	Redeemable Convertible Preferred and A-1 Common Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2006 (Successor)	—	$—	1,000	$—	$433,652	$3,522	$437,174
Cumulative effect of adoption of FIN48						2,155	2,155
Capital contributed by parent, net					4,956		4,956
Net income for the year ended December 31, 2007						1,464	1,464

BALANCE—December 31, 2007 (Successor)	—	$—	1,000	$—	$438,608	$7,141	$445,749

(concluded)

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007 (SUCCESSOR), THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR), THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND THE YEAR ENDED DECEMBER 31, 2005 (PREDECESSOR)

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,464	$3,522	$(38,993)	$18,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,015	10,193	361	3,850
Write-off of debt discount and capitalized financing costs	—	—	10,655	2,185
Write off of intangible assets	—	—	—	41
Non-cash forgiveness of note receivable from CEO	—	—	—	205
Amortization of debt discount and capitalized financing costs	4,476	2,906	162	1,653
(Gain)/ loss on interest rate swap agreement	1,771	(109)	(55)	(1,643)
(Gain)/ loss on sale of fixed assets	218	(41)	(1)	103
Provision for doubtful accounts	6,857	5,106	285	3,041
Stock-based compensation	3,909	3,469	17,666	—
Deferred taxes	1,306	(85)	—	1,933
Minority interest	189	(38)	—	—
Changes in assets and liabilities:
Accounts receivable	(4,962)	(9,216)	(1,271)	(5,866)
Income taxes receivable	11,899	2,931	(9,041)	—
Prepaid expenses	216	(2,069)	317	706
Other current assets	56	3,500	40	(2,688)
Accounts payable	300	(838)	(2,997)	1,538
Accrued liabilities	(2,877)	(29,543)	25,641	2,631
Other current liabilities	2,710	6,097	485	1,395
Income taxes payable	—	—	(3,384)	(2,133)
Other long-term assets	840	(534)	1,302	(722)
Other long-term liabilities	6,033	263	29	(328)

Net cash provided by (used in) operating activities	56,420	(4,486)	1,201	23,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(30,159)	(12,786)	(316)	(10,708)
Proceeds from sale of property and equipment	90	41	1	—
Acquisition of businesses, net of cash acquired	(32,912)	(304,861)	—	(148,520)
Acquisition adjustments	779	(14)	—	—
Payment of purchase price to former shareholders	—	(429,191)	—	—
Payments made under earnout arrangements	(8,645)	—	—	—
Purchase of intangible asset	(100)	—	—	—

Net cash used in investing activities	(70,947)	(746,811)	(315)	(159,228)

(continued)

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED DECEMBER 31, 2007 (SUCCESSOR), THE ELEVEN MONTHS ENDED DECEMBER 31, 2006 (SUCCESSOR), THE ONE MONTH ENDED JANUARY 31, 2006 (PREDECESSOR) AND THE YEAR ENDED DECEMBER 31, 2005 (PREDECESSOR)

	Successor		Predecessor
	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	—	294,475	—	—
Capital contributed by parent	252	135,711	—	—
Payment of transaction related costs	—	(5,354)	—	—
Stock options exercised	—	—	7	86
Capitalized financing costs	(640)	(29,527)	(547)	(6,267)
Repayments of capital lease obligations	(259)	(43)	—	(78)
Repayments of promissory notes	—	—	—	(2,007)
Net borrowings (repayments) under revolving line of credit	22,900	(900)	(5,000)	9,500
Proceeds from issuances of long-term debt	—	617,522	—	205,000
Repayment of long-term debt	(6,814)	(256,804)	—	(76,394)

Net cash provided by (used in) financing activities	15,439	755,080	(5,540)	129,840

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	912	3,783	(4,654)	(5,486)
CASH AND CASH EQUIVALENTS—Beginning of period	4,206	423	5,077	10,563

CASH AND CASH EQUIVALENTS—End of period	$5,118	$4,206	$423	$5,077

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payable in conjunction with the addition of property and equipment	$—	$1,403	$95	$772

Assets acquired under capital lease	33	—	—	—

Notes payable issued in connection with earnout arrangements	5,681	—	—	—

Payable in conjunction with contingent acquisition consideration	$3,204	$268	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56,418	$29,118	$1,336	$18,101

Cash paid (received) for income taxes, net of refunds	$(10,062)	$593	$—	$10,945

(concluded)

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

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC (“Bain Capital”) acquired Health Group for approximately $742.3 million (see Note 3). This transaction (the “Bain Merger”) was structured as a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. Immediately after the merger, CRC Health Corporation and eGetgoing merged with and into Health Group with Health Group as the surviving entity. CRCA Holdings Inc. was renamed to CRC Health Group, Inc. and Health Group was renamed CRC Health Corporation (the “Company”). As a result, the Company is a wholly owned subsidiary of CRC Health Group, Inc referred to as (the “Group”) or (the “Parent”).

The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and addiction disease treatment services through residential and outpatient treatment facilities, which is referred to as the Company’s recovery division. As of December 31, 2007, the Company operated 105 residential and outpatient treatment facilities in 22 states and treated approximately 27,000 patients per day. The Company delivers its youth treatment services through its residential schools, wilderness programs and summer camps, which is referred to as the Company’s youth division. As of December 31, 2007, the Company’s youth division operated programs at 29 facilities in 10 states. The Company’s healthy living division provides treatment services for eating disorders and obesity, each of which may be effectively treated through a combination of medical, psychological and social treatment programs. As of December 31, 2007, the Company’s healthy living division operated 13 facilities in 7 states.

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

Cash and Cash Equivalents—Cash includes amounts in demand accounts. At December 31, 2007 and 2006 all cash was on deposit with financial institutions. Cash equivalents are short-term investments with original maturities of three months or less. Interest income for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the year ended December 31, 2005 was approximately $0.7 million, $0.1 million, $0.0 million, and $0.07 million, respectively, and is recorded in interest expense, net, on the consolidated statements of operations.

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

Capitalized Financing Costs—Costs related to obtaining financing and long-term debt are capitalized and amortized using the effective interest method. As of December 31, 2007, 2006, and 2005, other long-term assets include capitalized financing costs of $30.2 million, $29.5 million, and $8.9 million, respectively. Amortization expense for the year ended December 31, 2007, the eleven months ended December 31, 2006, one month ended January 31, 2006 and the year ended December 31, 2005 was $4.2 million, $2.6 million, $0.1 million, and $1.0 million, respectively.

Other Financing Costs—Other financing costs written off in the one month ended January 31, 2006 and the year ended December 31, 2005 include charges associated with the early extinguishment of borrowings, including amounts paid for prepayment premiums and additional interest, and capitalized financing costs and debt discounts associated with the retired debt that were written off. For the year ended December 31, 2007 and for the eleven months ended December 31, 2006, the Company did not incur any Other Financing Costs.

Goodwill—Goodwill arising from business combinations is capitalized. Goodwill is not amortized but is subject to an impairment test at least annually. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) prohibits the amortization of goodwill and purchased intangible assets with indefinite lives. The Company reviews goodwill annually at the beginning of its fourth quarter and whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable in accordance with SFAS 142. For goodwill, the Company performs a two step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of the Company’s reporting units utilizing a weighted valuation based on a discounted cash flow income approach (“DCF”) and market value approaches based on guideline public companies and guideline transactions. The carrying value is based on acquisition costs and subsequent acquisition related adjustments. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value. In the second step, the fair value of the reporting unit (determined in the first step) is allocated to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The fair value of goodwill resulting from the purchase price allocation is the implied fair value of goodwill. The implied fair value of goodwill is compared to the carrying amount to determine how much goodwill is impaired. If the implied fair value of goodwill is less than the carrying amount of goodwill, then an impairment loss is recorded for the difference. No impairment to the carrying value of goodwill was identified by the Company during the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, or the year ended December 31, 2005.

Intangible Assets—Identifiable intangible assets, which include the value assigned to certificates of need, regulatory licenses, a covenant not to compete, trademarks and trade names, registration rights, core developed technology, referral network, accreditations, curriculum, student contracts and to certain third-

party reimbursement contracts, obtained by the Company through acquisitions, are reported separately from goodwill. Intangible assets determined to have an indefinite useful life, which include the value assigned to the certificates of need, regulatory licenses and trademarks and trade names, are not being amortized. SFAS 142 requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using an income approach annually at the beginning of the fourth quarter. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible asset is less than the carrying value. No impairment to the carrying value of indefinite-lived intangible assets was identified by the Company during the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005. Intangible assets with finite lives are amortized on a straight-line basis over the estimated economic useful lives of the assets, ranging from one to twenty years (see Note 6). The Company reviews the intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2005, the Company recorded an impairment of $0.04 million in connection with the carrying value of finite lived intangible assets related to one of the acquisitions completed in 2003.

Income Taxes—The Company accounts for income taxes under an asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using tax rates in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. For U.S. federal tax return purposes, the Company is part of a consolidated tax return with its Parent, CRC Health Group, Inc. However, the Company’s provision for income taxes is prepared on a stand-alone basis.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.

The Company adopted FIN 48 on January 1, 2007. The effect of adopting FIN 48 was decrease in tax reserves and an increase of $2.2 million to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $1.9 million.

Revenue Recognition—Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by the Company’s youth division consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately eleven months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. The Company, from time to time, may provide charity care to a limited number of clients. The Company does not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

Advertising Costs—Advertising costs, included in supplies and facilities costs, are expensed as incurred. Advertising costs for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005 were approximately $2.9 million, $1.3 million, $0.07 million, and $0.8 million, respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America. At times, deposits in these institutions may exceed federally insured limits. The Company’s accounts receivable are primarily derived from methadone treatment, detoxification, psychological evaluations, counseling, education, weight loss management, and other related rehabilitation services provided to clients. As of December 31, 2007 and 2006, approximately 26.0%, and 37.7% of gross accounts receivable and approximately 14.2% for the year ended December 31, 2007, 19.9% for the eleven months ended December 31, 2006 and 26.0% for the one month ended January 31, 2006 and year ended December 31, 2005 of net client service revenue, respectively, was derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectibility of accounts receivable.

Fair Value of Financial Instruments—The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based upon the borrowing rates currently available to the Company for loans with similar terms and the anticipated payment of its term loans per the amended and restated credit agreement (see Note 8) the carrying value of the term loans approximates fair value. At December 31, 2007 and December 31, 2006, the carrying value and fair value of the senior subordinated notes were $197.6 million and $205.0 million, respectively, and $197.3 million and $215.0 million, respectively.

Interest Rate Swaps—Interest rate swaps are used principally in the management of the Company’s interest rate exposures and are recorded on the balance sheet at fair value. The fair value of the interest rate swap is estimated based upon quoted market prices of comparable agreements. If the swap is designated as a cash flow hedge, the effective portions of changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the swap is not designated as a cash flow hedge, the changes in the fair value of the swap are recorded in other income (expense) on the statement of operations.

Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised values, depending on the nature of the asset. No impairments of long-lived assets were recorded during the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005.

Business Segments—Performance of the Company’s two reportable segments (recovery division and youth division) is evaluated based on profit or loss from operations before depreciation and amortization, gain on sale of assets, special charges or benefits, income taxes and minority interest (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant.

Stock-Based Compensation—On January 1, 2006, the Predecessor Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Predecessor

Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Valuation of Share-Based Payment Arrangements for Public Companies (“SAB 107”) relating to SFAS 123(R) and the Predecessor Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Predecessor Company adopted SFAS 123(R) using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled after the date of adoption. Results for prior periods have not been restated and the pro forma disclosures of compensation cost under the original provisions of SFAS 123 will no longer be provided.

On December 21, 2007, the SEC issued Staff Accounting Bulleting No. 110 (“SAB 110”) which expands the language in SAB 107 relating to use of the simplified or “shortcut” method for determining the expected term of “plain vanilla” share options in accordance with SFAS 123(R). This standard is effective for fiscal years beginning January 1, 2008. The Company does not expect a material impact to its financial statements as a result of SAB 110.

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

Other Comprehensive Income—Other comprehensive income includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. For the year ended December 31, 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006, the interest rate swap has not been designated as a hedge; therefore, changes in its fair value are recorded in other income in the consolidated statements of operations. Accordingly, for these periods comprehensive income equals net income. For the year ended December 31, 2005, other comprehensive income includes net income and changes in the fair value of an interest rate swap designated as a cash flow hedge.

Recent Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute; however SFAS 157 does not apply to SFAS 123(R). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 was initially required to be adopted, in its entirety, by the Company on January 1, 2008. Effective February 6, 2008, the FASB deferred the effective date of SFAS 157 for one year for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also amended SFAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of lease transactions but measured pursuant to other pronouncements within the scope of SFAS 157. The Company will continue to evaluate the impact of the adoption of SFAS 157 on its financial statements.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in income tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter 2008. The Company is currently determining whether fair value is appropriate for any of its eligible items and is currently evaluating the impact, if any, that SFAS 159 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners inclusive of requiring retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009, for the Company), with earlier adoption allowed. The Company has not completed the process of evaluating the impact on its results of operations or financial condition that will result from adopting SFAS 161.

3.	ACQUISITIONS

2007 Acquisitions

For the year ended December 31, 2007, the Company completed four acquisitions and paid total cash consideration of approximately $32.9 million. The acquisitions expanded recovery, healthy living, and youth services into new geographic regions in the United States. The Company recorded $29.1 million of goodwill, of which $28.6 million is expected to be deductible for tax purposes. Goodwill assigned to the recovery, youth, and corporate/other divisions was $22.9 million, $1.6 million, and $4.6 million, respectively.

The acquisitions were accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Under purchase accounting the purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. The purchase price was allocated using the information currently available. As a result, the Company may adjust the allocation of the purchase consideration as it obtains more information regarding the asset valuations, liabilities assumed and purchase price adjustments. The Company has included the acquired entities’ results of operations in the consolidated statements of operations from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

2006 Acquisitions

Aspen Acquisition—On November 17, 2006, the Company acquired all the outstanding capital stock of Aspen Education Group, Inc., a California corporation (“Aspen”) for approximately $273.9 million in cash purchase consideration, the assumption of approximately $20.6 million of indebtedness as defined per the merger agreement (includes the buy-out of minority interest of $4.2 million), and the payment of costs associated with the acquisition and related financing of approximately $1.3 million and $10.8 million, respectively. Aspen provides educational services to youth who have demonstrated behavioral issues that have interfered with their performance in school and life. Aspen offers its programs through its boarding schools, outdoor education programs and weight management programs for children and teenagers. Among other benefits, the Aspen Acquisition offers multiple revenue and cost synergies. The Aspen Acquisition further enhances the Company’s private pay mix and business diversification, thereby reducing business risk from any one aspect of the Company’s operations. In addition, the Company is expected to benefit from increased cross-referral opportunities. Subsequent to the acquisition, in the third quarter of fiscal 2007, the healthy living part of Aspen together with certain parts of the recovery division, were transformed into the healthy living division which is reported under corporate/other for segment reporting. The remaining legacy facilities from the Aspen acquisition are included in the youth division.

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

The acquisition was accounted for as a purchase in accordance with SFAS 141. Under purchase accounting, the purchase consideration was allocated to the assets and liabilities based on their relative fair values. The consideration remaining was allocated to the Company’s intangibles with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangibles with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly. Goodwill was assigned a value of $226.3 million of which $58.5 million is expected to be deductible for tax purposes.

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

	For the Year Ended
	December 31, 2006(a)	December 31, 2005
	(unaudited)	(unaudited)
Net revenue	$401,152	$331,678

(Loss) income from operations before income taxes	$(63,794)	$15,316

Net (loss) income	$(48,208)	$10,019

(a)	The unaudited pro forma consolidated statement of operations for the year ended December 31, 2006 includes certain nonrecurring charges that were incurred by Aspen in connection with the Aspen Acquisition: (i) stock option compensation expenses of $9.6 million, recognized upon settlement of the options and (ii) various accounting, other professional fees and other transaction related fees of $7.1 million, of which tax deductible transaction fees are $5.2 million. The tax effect of these nonrecurring items at Aspen Education Group’s historical effective tax rate of 41.6% is $6.1 million. In addition, the year ended December 31, 2006 pro forma consolidated statement of operations includes $54.4 million of certain nonrecurring charges incurred by the Company, net of tax benefit of $13.1 million.

Bain Merger—On February 6, 2006, investment funds managed by Bain Capital acquired Health Group in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. In connection with the Bain Merger, certain members of management elected to rollover options to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation (the “Predecessor Company”) and eGetgoing merged with and into Health Group with Health Group continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and the Predecessor Company was renamed CRC Health Corporation (the “Company”). Total cash contributed was approximately $742.3 million (including acquisition and financing transactions related fees and expenses of $27.0 million incurred by CRCA Merger Corporation. Subsequent to the closing of the acquisition an additional $1.5 million of financing related fees and expenses were recorded for a total acquisition and financing transaction related fees and expenses of $28.5 million). The proceeds were used to repay existing balances on the revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements and are included in acquisition related costs. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital (see Note 14) which was recorded in the eleven months ended December 31, 2006 consolidated statement of operations. In addition, as part of the transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million as per the merger agreement.

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

The acquisition was accounted for as a purchase in accordance with SFAS 141. Under purchase accounting, the purchase consideration was allocated to the assets and liabilities based on their relative fair values. The consideration remaining was allocated to the Company’s intangibles with finite lives and is being amortized over that life, as well as to goodwill and identifiable intangibles with indefinite lives, which will be evaluated on at least an annual basis to determine impairment and adjusted accordingly. Goodwill was assigned a value of $445.4 million of which $121.6 million is expected to be deductible for tax purposes.

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

	For the Year Ended
	December 31, 2006(a)	December 31, 2005
	(unaudited)	(unaudited)
Net revenue	$271,178	$209,022

Loss from operations before income taxes	$(46,543)	$(203)

Net (loss) income	$(36,416)	$820

(a)	The predecessor consolidated statement of operations for the one month ended January 31, 2006 includes certain material nonrecurring charges that are directly attributable to the Bain Merger and such charges were not excluded from the year ended December 31 2006 pro-forma financial information. The charges and their related tax effects are as follows (in thousands):

Stock option-based compensation expense related to the settlement of stock options	$17,666
Fees to financial advisors	9,635
Fees to former lead investors	9,437
Management bonuses and related payroll taxes	3,530
Legal, accounting and other professional fees	3,442
Capitalized financing costs written-off	7,164
Unamortized debt discount	3,491
Income tax benefit(i)	(13,058)

Total nonrecurring items—net of tax	$41,307

(i)	Income tax benefit at 41% tax rate is as follows (in thousands):

	Pre-tax Amount	Tax Effect
Stock option-based compensation expense related to the settlement of stock options	$17,666	$7,243
Management bonuses and related payroll taxes	3,530	1,447
Capitalized financing costs written-off	7,164	2,937
Unamortized debt discount	3,491	1,431

Total income tax benefit		$13,058

2006 Other Acquisitions

In 2006, the Company completed five other acquisitions and paid total cash consideration of approximately $36.6 million, including acquisition related expenses. These acquisitions expand the range of services offered by the Company and extend the services into new geographic regions in the United States. They contribute to the continued building of a nationwide network of specialized behavioral care services by the Company. The Company recorded $28.5 million of goodwill, of which $16.4 million is expected to be deductible for tax purposes. The goodwill was assigned to its recovery segment. The Company also recorded $11.2 million of purchased intangibles in connection with these acquisitions.

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

2005 Acquisitions

In May 2005, the Company acquired substantially all of the assets of Sierra Tucson for approximately $132.1 million, including acquisition related expenses of $2.7 million, and assumed certain of its liabilities. Sierra Tucson was a 91-bed residential treatment facility (at the time of acquisition) and is located outside Tucson, Arizona. Sierra Tucson specializes in providing inpatient rehabilitation treatment services to individuals suffering from addiction and other behavioral health disorders. This acquisition allows the Company to service a target demographic not previously served by the Company and contributes to the continued building of a nationwide network of behavioral health facilities. The acquisition was accounted for as a purchase and, accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Sierra Tucson’s results of operations are included in the Company’s consolidated statement of operations from the date of acquisition.

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

2005 Other Acquisitions

In 2005, the Company completed four other acquisitions and paid total cash consideration of approximately $16.5 million, including acquisition related expenses. These acquisitions expanded the range of services offered by the Company and also provide expansion of its services into new geographic regions in the United States. They contributed to the continued building of a nationwide network of behavioral health facilities operated by the Company. The Company recorded $13.9 million of goodwill, all of which is expected to be deductible for tax purposes. The goodwill was assigned to residential and outpatient segments, in the amounts of $13.2 million and $0.7 million, respectively. The Company also recorded $2.5 million of purchased intangibles in connection with these acquisitions.

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

4.	BALANCE SHEET COMPONENTS

Balance sheet components at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
	(Successor)
Accounts receivable—gross	$38,811	$42,040

Less allowance for doubtful accounts	(6,901)	(8,235)

Accounts receivable—net	$31,910	$33,805

Other assets:
Capitalized financing costs—net	$23,361	$26,899
Deposits	874	1,078
Note receivable	563	1,201

Total other assets	$24,798	$29,178

Accrued liabilities:
Accrued payroll and related expenses	$14,923	$13,227
Accrued vacation	5,421	5,376
Accrued interest	9,647	9,288
Accrued expenses	7,591	6,936

Total accrued liabilities	$37,582	$34,827

Other current liabilities:
Deferred revenue	$13,190	$15,343
Client deposits	8,628	4,347
Insurance premium financing	2,653	2,817
Interest rate swap liability	1,662	—
Other liabilities	3,691	5,434

Total other current liabilities	$29,824	$27,941

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006	2005
	(Successor)		(Predecessor)
Allowance for Doubtful Accounts
Balance—beginning of the period	$8,235	$4,459	$3,519
Provision for doubtful accounts(1)	6,857	5,391	3,041
Write-off of uncollectible accounts(1)	(8,191)	(1,615)	(2,101)

Balance—end of the period	$6,901	$8,235	$4,459

(1)	2006 amounts include provision and write-offs recorded during the one month ended January 31, 2006 (Predecessor).

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Land	$19,230	$19,031
Building and improvements	63,316	41,886
Leasehold improvements	19,424	12,011
Furniture and fixtures	9,571	7,074
Computer equipment	8,146	5,766
Computer software	4,291	3,078
Motor vehicles	4,516	3,687
Field equipment	2,382	1,423
Construction in progress	8,792	6,208

	139,668	100,164
Less accumulated depreciation	(16,731)	(5,188)

Property and equipment—net	$122,937	$94,976

Depreciation expense was $11.6 million, $5.2 million, $0.3 million, and $3.5 million for the year ended December 31, 2007, eleven months ended December 31, 2006, one month ended January 31, 2006, and year ended December 31, 2005, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

For the quarter beginning October 1, 2007, the Company realigned its operating segments to better fit its organizational and operating strategy around three divisions: recovery, healthy living, and youth (See Note 16). In conjunction with this change, certain operating units within its youth and recovery division were transferred to its healthy living division. As a result, the corresponding goodwill of those operating units was allocated to the healthy living division. Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the company is reporting healthy living under “corporate/other”.

Goodwill related to earnouts

In connection with an acquisition which closed in October of 2005, the Company was obligated to pay additional consideration for the acquisition, subject to the achievement of certain performance milestones. During 2007 and 2006, the Company paid $2.0 million and $1.8 million respectively, and recorded a corresponding increase to goodwill, due to the achievement of the performance milestones.

Certain acquisition agreements acquired in the purchase of Aspen contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity’s operations exceed negotiated benchmarks. During 2007, two of the entities exceeded the benchmarks and the youth segment recorded additional goodwill of $4.4 million. The additional consideration was funded with a combination of $0.6 million of cash, $2.6 million of current and non current liabilities and $1.2 million of notes payable issued to the seller which is included in long term debt at December 31, 2007 (see Note 8). During 2006, the youth segment recorded $0.3 million of goodwill as a result of an entity exceeding the benchmark.

During 2007 the Company closed two acquisitions within our youth segment. In connection with these acquisitions the Company entered into contingent earnout arrangements that provide for additional consideration to be paid to the sellers if the results of the acquired entity’s operations exceed negotiated benchmarks. During 2007, the entities exceeded the established benchmarks, and the youth segment recorded additional goodwill of $1.0 million. The additional consideration was funded with a combination of cash of $0.4 million paid during 2007 and $0.6 million of current liabilities.

Goodwill adjustments

During 2007 the Company recorded goodwill adjustments for acquisitions made in the prior fiscal year which relate primarily to revisions of original estimates that resulted in a $8.2 million reduction to goodwill. Of the $8.2 million reduction to goodwill, $1.5 million relates to previously estimated tax amounts related to the Bain merger, $6.4 million relate to previously estimated tax amounts related to the Aspen Acquisition, and $1.6 million is due to an Aspen working capital adjustment. Such decreases to goodwill were offset by $0.4 million increases to Aspen goodwill related to the adoption of FIN 48 and $0.9 million increase to goodwill related to revisions of original purchase accounting estimates.

Changes to goodwill by reportable segment for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Recovery	Youth	Corporate/ Other	Total
Goodwill—December 31, 2005 and January 31, 2006 (Predecessor)	$262,150	$—	$3,827	$265,977
Elimination of Predecessor Company goodwill	(262,150)	—	(3,827)	(265,977)
Goodwill addition (Bain Merger and Aspen Acquisition)	441,563	214,549	15,610	671,722
Goodwill additions (Other Acquisitions)	26,946	268	3,333	30,547
Goodwill adjustments	156	—	—	156

Goodwill—December 31, 2006 (Successor)	$468,665	$214,817	$18,943	$702,425
Goodwill additions	22,854	1,611	4,602	29,067
Goodwill related to earnouts	2,000	5,404	—	7,404
Goodwill adjustments	(1,250)	(6,962)	—	(8,212)

Goodwill—December 31, 2007 (Successor)	$492,269	$214,870	$23,545	$730,684

Intangible assets at December 31, 2007 and 2006 consist of the following (in thousands):

	Amortization Lives	2007	2006
Intangible assets subject to amortization:
Referral network	20 years	$45,400	$45,400
Accreditations	20 years	24,400	24,400
Curriculum	20 years	9,000	9,000
Government, including Medicaid, contracts	15 years	35,600	35,600
Managed care contracts	10 years	14,400	14,400
Managed care contracts	5 years	100	—
Core developed technology	5 years	2,704	2,704
Covenants not to compete	3 years	152	152
Registration rights	2 years	200	200
Student contracts	1 year	2,241	2,241
Less: accumulated amortization		(15,355)	(4,929)

Total intangible assets subject to amortization		118,842	129,168

Intangible assets not subject to amortization:
Trademarks and trade names		183,725	183,725
Certificates of need		44,600	44,600
Regulatory licenses		43,221	43,221

Total intangible assets not subject to amortization		271,546	271,546

Total intangible assets		$390,388	$400,714

Amortization expense of intangible assets subject to amortization was $10.4 million, $4.9 million, $0.02 million, and $0.3 million for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, and year ended December 31, 2005, respectively.

Estimated future amortization expense related to the amortizable intangible assets at December 31, 2007 is as follows (in thousands):

Fiscal Year
2008	$8,338
2009	8,314
2010	8,314
2011	7,814
2012	7,768
Thereafter	78,294

Total	$118,842

7.	INCOME TAXES

The provision for income taxes for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005 consists of the following (in thousands):

	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005
	(Successor)		(Predecessor)
Current:
Federal	$(854)	$(9,178)	$—	$6,930
State and local	2,691	298	—	2,051

Total current	1,837	(8,880)	—	8,981

Deferred:
Federal	1,227	10,988	$(10,685)	1,915
State and local	79	903	(1,759)	20

Total deferred	1,306	11,891	(12,444)	1,935

Income tax expense (benefit)	$3,143	$3,011	$(12,444)	$10,916

The following table summarizes the differences between the federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005
	(Successor)		(Predecessor)
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State taxes—net of federal tax benefit	45.6	18.5	2.4	4.7
Release of valuation allowance	0.0	0.0	0.0	(0.8)
Acquisition costs	0.0	9.7	(14.1)	0.0
Non deductible expenses	0.7	0.1	0.0	0.0
Prior year provision true-ups	2.6	0.0	0.0	(0.3)
Meals and entertainment	3.6	2.3	0.0	0.0
Release of tax reserve	(26.0)	(22.5)	0.0	0.0
Other	4.0	3.3	0.9	(0.8)

Effective tax rate	65.5%	46.4%	24.2%	37.8%

Deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
	(Successor)
Deferred tax assets:
Reserves and allowances	$6,540	$7,012
Net operating loss carryforwards	7,186	5,425
Research credits	1,969	593
Acquisition costs	3,151	510
Equity based compensation	3,211	1,588
Charitable contributions	75	10
State taxes	59	33
Interest rate swap	453	—

Gross deferred tax assets	22,644	15,171
Valuation allowance	(5,124)	(2,028)

Total deferred tax assets	17,520	13,143

Deferred tax liabilities:
Cash vs. accrual adjustment	—	(35)
Acquired intangible assets	(142,768)	(147,100)
Depreciation and amortization	(13,729)	(8,672)
Interest rate swap	—	(111)
Flow through entity	(291)	—

Total deferred tax liabilities	(156,788)	(155,918)

Total net deferred tax liabilities	$(139,268)	$(142,775)

At December 31, 2007, the Company had $15.3 million and $41.6 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income, which expire in varying amounts beginning in 2023 and 2010. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. At December 31, 2007, the Company’s net operating loss and credit carry forwards may be subject to such limitations.

At December 31, 2007, the Company had $0.5 million and $0.3 million of federal and state research and development credit carryforwards, respectively. Federal credits will expire in varying amounts beginning in 2022. The state credits carry forward indefinitely.

As of December 31, 2007, the Company also had $1.1 million of alternative minimum tax credit that can be carried forward indefinitely to offset the future federal regular tax liability.

The 2007 change in net deferred tax assets (liabilities) differs from the Company’s deferred tax benefits (expense), because some of the deferred tax assets (liabilities) changes relate to goodwill adjustments, which are balance sheet reclassifications.

The Company has established a valuation allowance against certain deferred tax assets due to uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of these deferred tax assets. At such time as is determined that it is more likely than not that these deferred tax assets are realizable, the valuation allowance will be reduced.

The income tax expense (benefit) for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005 was $3.1 million, $3.0 million, $(12.4) million, and $10.9 million, respectively, reflecting an effective tax rate of 65.5%, 46.4%, 24.2%, and 37.8%, respectively. The effective tax rate for the year ended December 31, 2007 was impacted by additional tax expenses in the amount of $2.8 million for separate filing of state taxes. These expenses were offset in part by a benefit of $1.2 million resulting from the release of a tax reserve. The effective tax rate for the eleven months ended December 31, 2006 was impacted by additional tax expenses in the amount of $0.6 million for non-deductible acquisition expenses and $0.4 million resulting from the true-up of estimated to actual state tax rate, respectively. These expenses were offset in part by a benefit of $1.5 million resulting from the release of a tax reserve. The tax benefit for the one month ended January 31, 2006 was primarily the result of $31.9 million of one-time acquisition-related expenses that are deductible for tax purposes. There were no material one-time items affecting the effective tax rate for the year ended December 31, 2005.

Adoption of FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.

The Company adopted FIN 48 on January 1, 2007. The effect of adopting FIN 48 was a decrease in tax reserves and an increase of $2.2 million to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $1.9 million. Upon adoption of FIN 48, our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.

With limited exception, the Company is no longer subject to U.S. federal, state and local income tax audits by taxing authorities for years through 2002. The tax years 2003 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, in the United States. In addition, the Company has net operating losses in certain states for which the statute of limitations relative to the net operating loss carryovers is open from 2001. As of December 31, 2007, the Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The following table summarizes the activity related to our gross unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

2007
Balance, January 1, 2007	$1,918
Additions for positions of prior years	464
Reductions for tax positions of prior years	—
Reductions related to statutes of limitations	(1,307)
Additions based on tax positions related to the current year	—
Decreases—settlements	—

Balance, December 31, 2007	$1,075

Our unrecognized tax benefits approximated $1.1 million and would favorably affect the future effective tax rates if recognized.

As of December 31, 2007, the Company has approximately $0.1 million of unrecognized tax benefits related to state tax positions may reverse over the upcoming year due to statute of limitation expirations. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties.

8.	LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Term loan	$414,034	$418,227
Revolving line of credit	26,500	3,600
Senior subordinated notes, net of discount of $2,407 in 2007 and $2,705 in 2006	197,593	197,295
Seller notes	10,206	7,145
Capital lease obligations	34	261

Total debt	648,367	626,528
Less current portion	(35,603)	(10,743)

Long-term debt—less current portion	$612,764	$615,785

Term Loan and Revolving Line of Credit—Concurrent with the Bain Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) on February 6, 2006 with a syndicate of institutional lenders and financial institutions. The Credit Agreement provided for financing of $245.0 million in senior secured term loans and $100.0 million of revolving credit. On November 17, 2006, concurrent with the Aspen Acquisition, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) entered into during the Bain Merger. The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans (“Term Loan”) and $100.0 million of revolving credit. The Company borrowed $175.5 million in senior secured term loans upon execution of the amendment. Effective April 16, 2007, the Company entered into Amendment No. 2 (“Amendment No. 2”) that amends the Company’s Amended and Restated Credit Agreement. Under Amendment No. 2, the Term Loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum (previously 2.50% per annum); provided that on and after such time if the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Term Loan—Aggregate commitment of $419.3 million matures on February 6, 2013. The Term Loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day London Interbank Offered Rate (“LIBOR”) plus 2.25% (6.95% at December 31, 2007). Under the Amendment No. 2, the Company must comply with certain restrictive financial covenants that limit the amount of capital expenditures the Company may make on an annual basis and require the Company to maintain certain levels of liquidity, debt to income ratios and interest coverage ratios. The Company was in compliance with all such covenants as of December 31, 2007. The principal balance outstanding at December 31, 2007 was $414.0 million.

Revolving Line of Credit—Maximum borrowings not to exceed $100.0 million. At the Company’s option, interest is currently payable at LIBOR plus 2.50% or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50% per annum. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At December 31, 2007, the outstanding balance under the revolving line of credit was $26.5 million and is recorded as current portion of long term debt. From time to time the revolving line of credit may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At December 31, 2007, there was no outstanding balance on the swing line loans. LCs outstanding at December 31, 2007 and 2006 were $6.3 million and $3.9 million, respectively, with interest payable quarterly at LIBOR plus 2.50% per annum. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries. The Company has historically and currently intends to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, the

Company expects that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding.

Senior Subordinated Notes—Concurrent with the Bain Merger, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016 (see Note 3). Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s subsidiaries.

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

Capital Leases—Principal and interest are payable monthly at various dates through December 2009. Interest rates range from 5.00% to 12.20%.

Interest expense on total debt was $61.0 million for the year ended December 31, 2007, $41.5 million in the eleven months ended December 31, 2006, $2.5 million in the one month ended January 31, 2006, and $19.8 million for the year ended December 31, 2005.

At December 31, 2007, currently scheduled principal payments of total long-term debt, excluding discount on senior subordinated notes, are as follows (in thousands):

	Long-Term Debt	Capital Lease Obligations	Total
2008	$35,580	$23	$35,603
2009	6,296	11	6,307
2010	5,729	—	5,729
2011	5,629	—	5,629
2012	4,436	—	4,436
Thereafter	593,070	—	593,070

Total	$650,740	$34	$650,774

9.	INTEREST RATE SWAP

On February 28, 2006, as provided for in the Credit Agreement and retained in the Amended and Restated Credit Agreement and Amendment No. 2, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $115.0 million of the principal amount of the outstanding funded indebtedness (consisting of amounts outstanding under the term loan, excluding the revolving credit facility, and the Notes). The effective date of the agreement is March 31, 2006 and has a maturity date of March 31, 2011. The interest rate swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under the interest rate swap, the Company receives an interest rate equal to the 3-month LIBOR rate. In exchange, the Company pays a fixed rate of 4.99% on the $115.0 million. The notional amount will decline over the period of the swap. As of December 31, 2007 the notional amount was

$93.8 million. This swap has not been designated as a hedge under SFAS 133. On a monthly basis, the Company revalues the interest rate swap and records the month-to-month change in the fair value of the swap in other income. The Company recognized a fair value swap loss of approximately $1.8 million and a fair value swap gain of approximately $0.1 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively, and is recorded in other income on the consolidated statements of operations.

On February 17, 2004, as provided for in the Predecessor Company’s credit agreement, the Predecessor entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $40.0 million of the principal amount of the outstanding term loans. This agreement had a maturity date of December 31, 2006. The interest rate swap agreement was accounted for under SFAS 133. Under the interest rate swap, the Company receives an interest rate equal to the 3-month LIBOR rate. In exchange, the Company paid a fixed rate of 2.75% on the $40.0 million. This interest rate swap was designated as a cash flow hedge under SFAS 133. On a quarterly basis, the Company revalued the interest rate swap and recorded the quarter-to-quarter change in other comprehensive income. On May 11, 2005, in connection with the repayment of all outstanding amounts under the credit agreement, the Company terminated the interest rate swap agreement and recorded a gain of $0.6 million in other income for the year ended December 31, 2005.

On June 1, 2005, as provided for in the Predecessor Company’s restated credit agreement, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $100.0 million of the principal amount of the outstanding term loan. This agreement had a maturity date of June 30, 2008. The interest rate swap agreement was accounted for under SFAS 133. Under the interest rate swap, the Company received an interest rate equal to the 3-month LIBOR rate. In exchange, the Company paid a fixed rate of 4.05% on the $100.0 million. This swap was not designated as a hedge under SFAS 133. On a monthly basis, the Company revalued the interest rate swap and recorded the month-to-month change in the fair value of the swap in other income. The Company recognized fair value swap gains of $0.06 million and $1.6 million in the one month ended January 31, 2006 and the year ended December 31, 2005, respectively. The fair value of the interest rate swap recorded in other current assets was $1.6 million as of December 31, 2005. In connection with the Bain Merger in February of 2006, all outstanding amounts under the Predecessor’s restated credit agreement were repaid and the interest rate swap was terminated.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases various office space, clinic offices, facilities and equipment under non cancelable operating leases throughout the United States with various expiration dates through November 2026. Rent expense was $19.7 million, $8.5 million, $0.3 million, and $5.9 million for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005, respectively. The Company earned $0.4 million in sublease rental income for the year ended December 31, 2007 and $0.3 million for the eleven months ended December 31, 2006, but did not earn any sublease rental income for the one month ended January 31, 2006. Sublease rental income was $0.07 million for the year ended December 31, 2005. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. Related party leases arise as a result of the Company’s acquisitions (see Note 14). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the clinic offices and facility leases.

Future minimum lease payments under all non cancelable operating leases at December 31, 2007 are as follows (in thousands):

	Third Party Operating Lease Payments	Related Party Operating Lease Payments	Total Operating Lease Payments
2008	$13,875	$2,285	$16,160
2009	12,310	1,999	14,309
2010	9,843	1,750	11,593
2011	7,327	1,386	8,713
2012	5,858	1,305	7,163
Thereafter	26,764	10,341	37,105

Total minimum lease payments	$75,977	$19,066	$95,043

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

Consulting Agreements—The Company has entered into consulting agreements with certain professionals who require annual consulting fee payments which range from $0.1 million to $0.4 million per annum. Typically such professionals are valuation experts, actuaries, business advisory services, and behavioral health experts. The consulting agreements range from a period of one to seven years. In the event that such consulting agreements are terminated without cause, the Company may be contractually obligated to pay the remaining balance due on the consulting agreements. In addition, two Directors receive compensation of $10,000 and $5,000 per month in connection with consulting services provided to the Company.

The following is a schedule of the Company’s future minimum annual payments under such consulting agreements as of December 31, 2007 (in thousands):

2008	$1,276
2009	615
2010	178
2011	52
2012	—
Thereafter	—

Total	$2,121

Self Insurance Plans—Effective May 2004, the Company has established a self-insurance program for workers’ compensation benefits for the employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and includes an estimate of costs for claims incurred but not reported at the balance sheet date. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. The reserve for self-insured workers’ compensation claims was $2.2 million and $0.7 million at December 31, 2007 and 2006, respectively, and is included in accrued liabilities.

The Company is self insured for the cost of the Aspen employee group health insurance. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. The reserve for self-insured health insurance claims totaled $0.7 million at December 31, 2007 and at December 31, 2006, respectively, and is included in accrued liabilities.

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

Successor Company

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2007 and are held by the Group.

Voting—Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

Capital Contributed by Parent

As discussed in Note 1, the Company is a wholly, owned subsidiary of the Group. Contributions to and distributions from the Group are reflected as capital contributed by parent, net on the Company’s statement of stockholder’s equity. During the third quarter of 2007, the Company received a capital contribution of $0.5 million from the Group. The Group funded the capital contribution with the proceeds from the sale of Group equity securities.

The Company compensates parent via a capital distribution and parent reimburses the Company as a capital contribution. During the fourth quarter of 2007, the Company paid approximately $0.3 million to retire

Group common stock issued as a result of stock option exercised. The cash payment was recorded as a capital distribution to the parent and disclosed in Company’s statement of stock holder’s equity net of other capital contributions from parent.

The Company recognizes stock-based compensation in conjunction with stock options issued by the Group.

Stock-based compensation related to employees of the Company who have received options for Group stock is recorded as a capital contribution from the Parent. The Company recognized approximately $3.9 million and $3.5 million in non-cash capital contribution from the Parent in 2007 and 2006, respectively.

The Company is included in the consolidated income tax returns of the Parent. All settlements of intercompany receivables and payables between the Company and the Group are reflected as capital contributions or distributions on the statement of stockholders’ equity. During 2007, the capital contribution received by the Company was $0.8 million.

In November 2006, the Company received a capital contribution of $135.7 million from the Group to fund the Aspen Acquisition (see Note 3). The Group funded such capital contributions by a combination of $36.2 million resulting from the sale of its equity securities to certain of the Group’s equity holders and by the issuance of a PIK loan of $105.0 million issued at 1% original issue discount for net proceeds of $103.9 million. The Group incurred $4.5 million of financing costs in connection with the issuance of the PIK loan which was treated as a reduction in the capital contribution. The interest payable per annum for the PIK loan is 180 day LIBOR plus 7.0% per annum for the first year, 180 day LIBOR plus 7.5% per annum for the second year and 180 day LIBOR plus 8.0% for the years thereafter until the maturity date. Per the PIK loan agreement, the interest is accrued through an increase in the principal amount. The aggregate principal amount inclusive of the accrued interest matures on November 17, 2013. This senior unsecured PIK loan is not guaranteed by the Company or any of its subsidiaries. The PIK loan balance was $119.5 million and $105.6 million, including interest of $13.9 million and $1.6 million, at December 31, 2007 and December 31, 2006, respectively.

12.	STOCK-BASED COMPENSATION

Description of Share-Based Plans

2006 Executive Incentive Plan, 2006 Management Incentive Plan and 2007 Incentive Plan

On February 6, 2006, following the Bain Merger, the Group adopted the 2006 Executive Incentive Plan (the “Executive Plan”) and the 2006 Management Incentive Plan (the “Management Plan”) and on September 7, 2007, the Group adopted the 2007 Incentive Plan (the “Incentive Plan”). The Company refers to the Executive Plan, Management Plan and Incentive Plan collectively as the “Plans”. The Plans provide for options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. As of December 31, 2007, only non-incentive options (non-qualified under Internal Revenue Code 422) have been awarded under the Plans. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

Options under the Plans may be granted for periods of up to ten years at an exercise price generally not less than fair market value of the shares subject to the award, determined as of the award date. In the case that the incentive stock options are granted to a 10% shareholder, an exercise price shall not be less than 110% of the fair market value of the shares subject to the award at the grant date. All options granted under the Plans generally expire ten years from the date of grant.

Options granted under the Executive Plan and Incentive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control as defined in the plans; tranche 2 options vest and become exercisable upon achievement of certain performance conditions and a market condition, as defined in the Executive and Incentive plans; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions or alternatively upon achievement of certain performance conditions and a market condition, as defined in the Executive and Incentive plans.

Tranche 1 options represent 50% of an option grant under the Executive Plan and Incentive plans and tranches 2 and 3 options each represent 25% of the options granted under the Executive and Incentive plans.

Options granted under the Management Plan vest and become exercisable over five years as follows: 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control, as defined in the Management Plan.

In September 2007, Group amended the Executive Plan to provide that any unvested Tranche 3 Options—options that vest over a 5 year period upon the Company’s EBITDA reaching certain levels—would vest upon the first anniversary of an initial public offering, each six month anniversary thereafter or the date of a sale transaction if the value per unit (nine shares of Class A and one share of Class L) equals or exceeds $360 on such date. In conjunction with this modification the Company evaluated the impact on modified awards and determined that the incremental compensation cost was immaterial.

A maximum of 5,554,051 shares of Class A common stock of the Group and 617,117 shares of Class L common stock of the Group may be granted under the Plans. Additional fully vested options under the Executive Plan of 1,184,809 shares of Class A common stock of the Group and 131,647 shares of Class L common stock of the Group were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition.

Adoption of SFAS 123(R)

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

As stock option-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 and for the eleven months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at December 31, 2007 and 2006 is 5% per year. The Company previously accounted for forfeitures as they occurred.

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

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model for Management Plan grants, tranche 1 and 3 Executive Plan grants, and tranche 1 Incentive Plan grants. The Company uses the Monte Carlo simulation approach to a binomial model to determine the fair value of tranche 2 and 3 Incentive Plan grants and tranche 2 Executive Plan grants. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of market conditions for certain Executive Plan and Incentive Plan awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average grant date fair value of units granted during 2007 and the eleven months ended December 31, 2006 were $56.31 and $53.50 per unit, respectively. The fair value of share-based payment awards was estimated using following assumptions:

	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006
Black Scholes
Expected term (in years)	5.97 - 6.47	6.28 - 6.40
Expected volatility	40.50 - 48.90%	56.00 - 57.00%
Dividend yield	0%	0%
Risk-free interest rate	3.50 - 5.06%	4.52 - 5.14%

Binomial (Monte Carlo simulation)
Expected volatility	51.05 - 55.09%	55.02 - 57.00%
Dividend yield	0%	0%
Risk-free interest rate	3.94 - 5.14%	4.55 - 5.14%

•

Expected term used in the Black Scholes valuation model represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock options, vesting schedules and expectation of future employee behavior as influenced by changes to the terms of its stock option grants.

•	Expected volatility utilized for the units granted during is based on the historical volatility of comparable public companies for periods corresponding to expected term of the awards.

•	No dividends are expected to be paid over the option term.

•	The risk-free rate used for options granted is based on the implied yield on U.S, Treasury constant maturities issued with a term equal to the expected term of the options.

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock based compensation expense related to the stock options granted by the Group is being recorded on the Company’s consolidated financial statements, as substantially all grants have been made to employees of the Company. Under the provision of SFAS 123(R), the Company recognizes stock based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the year ended December 31, 2007, the Company recognized stock-based compensation expense of $3.9 million. For the eleven months ended December 31, 2006, the Company recognized stock-based compensation expense of $3.5 million. Stock-based compensation expense is recorded within salaries and benefits on the consolidated statements of operations. The total income tax benefit recognized in the consolidated statement of operations for stock option-based compensation expense was $1.5 million and $1.6 million, respectively, for the years ended December 31, 2007 and 2006.

The Company did not recognize share-based compensation expenses in the consolidated statements of operations for the eleven months ended December 31, 2006 and one month ended January 31, 2006 related to the options granted and outstanding prior to the date of adoption of SFAS 123(R). The Predecessor Company recognized share-based compensation expense of $17.7 million and tax benefit of $7.3 million in its 2006 consolidated statement of operations and is included in the acquisition related costs. The Predecessor Company did not recognize share-based compensation for the year ended December 31, 2005 as all options granted under the prior stock plans had an exercise price equal to the market value of the underlying stock on the date of grant.

As of December 31, 2007, $18.1 million of total unrecognized compensation, net of estimated forfeitures of $1.0 million, is expected to be recognized over a weighted-average period of 3.4 years if all performance conditions are met under the provisions of the option plans.

Stock Option Activity under the Plans

During the year ended December 31, 2007, the Group granted 135,370 units, which represent 1,218,331 option shares to purchase Class A common stock of the Group and 135,370 option shares to purchase Class L common stock of the Group. Activity under the Plans for the year ended December 31, 2007 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2006	6,310,558	$7.32	9.17
Granted	1,353,701	10.23	9.29
Exercised	(24,871)	0.18
Forfeited/cancelled/expired	(388,252)	9.77

Outstanding—December 31, 2007	7,251,136	$7.76	8.33

Exercisable—December 31, 2007	2,302,494	$4.49	8.00

Exercisable and expected to be exercisable	6,888,579	$7.76

As of December 31, 2007, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercisable was $25.2 million, $15.7 million and $23.9 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of December 31, 2007.

The Group recorded an immaterial amount of cash received for options exercised by a certain non-director employee who terminated his employment status with the Company. Additionally, the Group paid approximately $0.3 million to retire the 22,384 and 2,487 shares of Class A and L Common Stock, respectively, issued as a result of the stock options exercised. All cash received and paid related to the option exercise and Class A and L Common Stock retirement is reflected within the Company’s financial statements as Capital Contribution from Parent. The aggregate intrinsic value of share options exercised under equity compensation plans was $0.3 million for the year end December 31, 2007. There were no option exercises for the Successor Company in 2006.

The following table presents the composition of options outstanding and exercisable as of December 31, 2007.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.03 - $ 0.32	1,162,425	8.21	$0.10	1,162,425	$0.10
$ 1.00 - $ 3.30	5,374,441	8.36	1.12	920,627	1.07
$ 7.89 - $17.62	118,315	8.14	8.37	118,315	8.37
$81.00 - $88.10	595,956	8.36	82.39	101,127	81.60

Total	7,251,136	8.33	$7.76	2,302,494	$4.49

13.	EMPLOYEE BENEFITS

Defined Contribution Plans

The Company has two qualified 401(k) plans (the “401 K Plans”). The 401 K Plans are defined contribution plans, available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The 401 K Plans also allows the Company to make discretionary matching contributions. The Company’s defined contribution plans expense was $0.8 million, $0.4 million, and $0.02 million for the year ended December 31, 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006, respectively. The Company made no contributions to the 401 K Plans for the year ended December 31, 2005.

Deferred Compensation Plan

The Company has a non-qualified Insured Security Option Plan (the “ISOP”) for certain key Aspen Education Group employees. The ISOP permits these employees to defer on an after-tax basis a portion of their salary or bonus each calendar year. The Company may also make discretionary contributions to these employee accounts, up to a maximum of $6,000 per employee. Any discretionary contributions become fully vested three years after the contribution. Contributions to the ISOP were $0.2 million and immaterial for year ended December 31, 2007 and six week period ended December 31, 2006 (period subsequent to the Aspen acquisition), respectively. The Company discontinued the discretionary contributions for employee contributions made after the 2007 plan year. The Company’s future obligations in connection with employee contributions made before December 31, 2007 is $0.2 million and is included in accrued liabilities and other long-term liabilities as of December 31, 2007, as shown in the following schedule (in thousands):

2008	$80
2009	64
2010	35

Total	$179

14.	RELATED PARTY TRANSACTIONS

In connection with the Bain Merger, the Company and its security holders entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Company’s direct parent company, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s directors are employees of Bain Capital, the Company’s principal shareholder.

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. Of the $7.2 million, approximately $2.9 million were for acquisition related expenses and $4.3 million were for financing related expenses which are capitalized and recorded in other assets. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company under this agreement paid management fees of $2.0 million and $1.8 million during the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively, which is included in supplies, facilities and other operating costs. In connection with the Aspen Acquisition and the associated financing transactions, the Company paid an affiliate of Bain Capital an aggregate transaction fee of $3.2 million. Of the $3.2 million, approximately $1.8 million is related to the Company entering into the Amended and Restated Credit Agreement (see Note 8), which is capitalized and is recorded in other assets in the Company’s consolidated balance sheet at December 31, 2006 and $0.3 million is included in the Aspen Acquisition related expenses (see Note 3) and was included in the purchase price. In addition, $1.1 million is related to the Group’s PIK loan financing costs (see Note 11), which is treated as a reduction in the capital contribution.

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

The Company has acquired operating leases with certain employees resulting primarily from Aspen Education Group’s historic acquisitions. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 10).

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

Two Directors receive compensation for their services to the Company as consultants. One Director was granted options to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock and receives a salary of $10,000 per month in consideration for his services to the Company as a consultant. The other Director receives a salary of $5,000 per month for consulting services rendered to the Company. Additionally, he retains an aggregate of 49,885 options for Class A common shares and 5,543 options for Class L common shares, with 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a member of the Board of Directors and 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a consultant.

15.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2007, the Company had outstanding $200.0 million aggregate principal amount of Notes due 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by substantially all of the Company’s subsidiaries.

The following supplemental tables present consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2007 and 2006, and the consolidating statements of operations for the year ended December 31, 2007 (Successor Company), eleven months ended December 31, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company) and for the year ended December 31, 2005 (Predecessor Company), and the consolidating statements of cash flows for the year ended December 31, 2007 (Successor Company), eleven months ended December 31, 2006 (Successor Company), one month ended January 31, 2006 (Predecessor Company) and for the year ended December 31, 2005 (Predecessor Company).

Subsequent to the issuance of the 2006 financial statements, management determined that the investment in subsidiary should be presented on the equity method in the parent column of the consolidating financial statements. As a result, the consolidating balance sheet as of December 31, 2006 (Successor) and the consolidating statements of operations for the eleven months ended December 31, 2006 (Successor), the one month ended January 31, 2006 (Predecessor), and the year ended December 31, 2005 (Predecessor) have been restated from previously reported amounts to reflect 1) the investment in subsidiaries on the equity method instead of the cost basis and 2) a reclassification of $66,000 of minority interest from the subsidiary guarantor to the subsidiary non-guarantor columns. This restatement has no impact on the total assets or net income of the subsidiary guarantors or subsidiary non-guarantors. In addition, management determined that amounts presented within the parent and subsidiary guarantor columns of the 2006 consolidating statement of cash flows were improperly classified. As a result, the statement of cash flows for the eleven months ended December 31, 2006 (Successor) have been restated from amounts previously reported to reflect 1) the reduction of capitalized financing cost improperly classified in operating activities of the subsidiary guarantor and parent columns in the amount of $26.3 million and 2) the reclassification of acquisition of business amounts, net of cash acquired in the amount of $11.3 million from the subsidiary guarantor to the parent column. There is no impact on consolidated financial statements as the investment in subsidiaries is eliminated in consolidation.

Condensed Consolidating Balance Sheet as of December 31, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$4,929	$189	$—	$5,118
Accounts receivable—net of allowance	—	31,203	707		31,910
Prepaid expenses	4,315	3,162	67		7,544
Other current assets	19	2,099	2		2,120
Income taxes receivable	778	(585)	—	—	193
Deferred income taxes	5,420	1,179	—		6,599

Total current assets	10,532	41,987	965	—	53,484
PROPERTY AND EQUIPMENT—Net	5,629	115,392	1,916		122,937
GOODWILL	—	718,886	11,798		730,684
INTANGIBLE ASSETS—Net	—	390,388	—		390,388
OTHER ASSETS	23,436	1,347	15		24,798
INVESTMENT IN SUBSIDIARIES	1,179,387	—	—	(1,179,387)	—

TOTAL ASSETS	$1,218,983	$1,268,001	$14,694	$(1,179,387)	$1,322,291

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,240	$2,741	$33	$—	$7,014
Accrued liabilities	17,075	19,495	1,012		37,582
Current portion of long-term debt	30,693	4,910	—		35,603
Other current liabilities	4,381	24,843	600		29,824

Total current liabilities	56,389	51,989	1,645	—	110,023
LONG-TERM DEBT—Less current portion	607,434	5,330	—		612,764
OTHER LONG-TERM LIABILITIES	165	7,349	—		7,514
DEFERRED INCOME TAXES	109,245	36,622	—		145,867

Total liabilities	773,234	101,289	1,645	—	876,168
MINORITY INTEREST	—	—	374	—	374
STOCKHOLDER’S EQUITY	445,749	1,166,712	12,675	(1,179,387)	445,749

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,128,983	$1,268,001	$14,694	$(1,179,387)	$1,322,291

Condensed Consolidating Balance Sheet as of December 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$4,167	$39	$—	$4,206
Accounts receivable—net of allowance	4	33,309	492		33,805
Prepaid expenses	3,977	3,676	22		7,675
Other current assets	152	2,096	13		2,261
Income taxes receivable	6,110	386	—		6,496
Deferred income taxes	5,873	1,179	—		7,052

Total current assets	16,116	44,813	566	—	61,495
PROPERTY AND EQUIPMENT—Net	4,258	89,835	883		94,976
GOODWILL	—	702,425	—		702,425
INTANGIBLE ASSETS—Net	43	400,671	—		400,714
OTHER ASSETS	26,953	2,205	20		29,178
INVESTMENT IN SUBSIDIARIES	1,136,803	—	—	(1,136,803)	—

TOTAL ASSETS	$1,184,173	$1,239,949	$1,469	$(1,136,803)	$1,288,788

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,990	$2,662	$62	$—	$6,714
Accrued liabilities	13,473	20,544	810		34,827
Current portion of long-term debt	7,793	2,950	—		10,743
Other current liabilities	332	27,215	394		27,941

Total current liabilities	25,588	53,371	1,266	—	80,225
LONG-TERM DEBT—Less current portion	611,329	4,456	—		615,785
OTHER LONG-TERM LIABILITIES	90	5,436	—		5,526
DEFERRED INCOME TAXES	109,992	39,835	—		149,827

Total liabilities	746,999	103,098	1,266	—	851,363

MINORITY INTEREST	—	—	251	—	251
STOCKHOLDER’S EQUITY:	437,174	1,136,851	(48)	(1,136,803)	437,174

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,184,173	$1,239,949	$1,469	$(1,136,803)	$1,288,788

Consolidating Statements of Operations

For the Year Ended December 31, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$24	$437,628	$15,967	$—	$453,619
Other revenue	10	6,377	—		6,387
Management fee revenue	47,406	—	—	(47,406)	—

Net revenue	47,440	444,005	15,967	(47,406)	460,006

OPERATING EXPENSES:
Salaries and benefits	13,981	206,666	5,919		226,566
Supplies, facilities and other operating costs	10,509	118,254	8,973		137,736
Provision for doubtful accounts	—	6,803	54		6,857
Depreciation and amortization	1,631	20,082	302		22,015
Management fee expense	—	43,767	3,639	(47,406)	—

Total operating expenses	26,121	395,572	18,887	(47,406)	393,174

INCOME FROM OPERATIONS	21,319	48,433	(2,920)	—	66,832
INTEREST EXPENSE, NET	(59,442)	(819)	(1)		(60,262)
OTHER (EXPENSE) INCOME	(1,771)	—	(3)		(1,774)

(LOSS) INCOME BEFORE INCOME TAXES	(39,894)	47,614	(2,924)	—	4,796
INCOME TAX EXPENSE (BENEFIT)	(26,144)	31,203	(1,916)		3,143
MINORITY INTEREST IN INCOME OF A SUBSIDIARY	—	—	189		189
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	15,214	—	—	(15,214)	—

NET INCOME (LOSS)	$1,464	$16,411	$(1,197)	$(15,214)	$1,464

Consolidating Statements of Operations

For the Eleven Months Ended December 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$33	$245,779	$1,068	$—	$246,880
Other revenue	11	4,429	8		4,448
Management fee revenue	52,786	—	—	(52,786)	—

Net revenue	52,830	250,208	1,076	(52,786)	251,328

OPERATING EXPENSES:
Salaries and benefits	10,842	107,666	446		118,954
Supplies, facilities and other operating costs	6,114	62,468	749		69,331
Provision for doubtful accounts	1	5,098	7		5,106
Depreciation and amortization	784	9,392	17		10,193
Management fee expense	—	52,786	—	(52,786)	—

Total operating expenses	17,741	237,410	1,219	(52,786)	203,584

INCOME FROM OPERATIONS	35,089	12,798	(143)	—	47,744
INTEREST EXPENSE, NET	(41,295)	(44)	1		(41,338)
OTHER INCOME	89	—	—		89

INCOME (LOSS) BEFORE INCOME TAXES	(6,117)	12,754	(142)	—	6,495
INCOME TAX EXPENSE (BENEFIT)	(3,143)	6,154	—		3,011
MINORITY INTEREST IN LOSS OF A SUBSIDIARY	—	—	(38)		(38)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	6,496	—	—	(6,496)	—

NET INCOME (LOSS)	$3,522	$6,600	$(104)	$(6,496)	$3,522

Consolidating Statements of Operations

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$19,355	$—	$19,360
Other revenue	1	489		490
Management fee revenue	1,110	—	(1,110)	—

Net revenue	1,116	19,844	(1,110)	19,850

OPERATING EXPENSES:
Salaries and benefits	666	8,599		9,265
Supplies, facilities and other operating costs	324	4,237		4,561
Provision for doubtful accounts	—	285		285
Depreciation and amortization	40	321		361
Acquisition related costs	43,710	—		43,710
Management fee expense	—	1,110	(1,110)	—

Total operating expenses	44,740	14,552	(1,110)	58,182

(LOSS) INCOME FROM OPERATIONS	(43,624)	5,292	—	(38,332)
INTEREST EXPENSE, NET	(2,505)	—		(2,505)
OTHER FINANCING COSTS	(10,655)	—		(10,655)
OTHER INCOME	55	—		55

(LOSS) INCOME BEFORE INCOME TAXES	(56,729)	5,292	—	(51,437)
INCOME TAX (BENEFIT) EXPENSE	(13,723)	1,279		(12,444)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	4,013	—	(4,013)	—

NET (LOSS) INCOME	$(38,993)	$4,013	$(4,013)	$(38,993)

Consolidating Statements of Operations

For the Year Ended December 31, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$304	$205,529	$—	$205,833
Other revenue	13	3,176		3,189
Management fee revenue	28,346	—	(28,346)	—

Net revenue	28,663	208,705	(28,346)	209,022

OPERATING EXPENSES:
Salaries and benefits	6,920	89,321		96,241
Supplies, facilities and other operating costs	5,829	49,811		55,640
Provision for doubtful accounts	—	3,041		3,041
Depreciation and amortization	554	3,296		3,850
Acquisition related costs	1,636	—		1,636
Management fee expense	—	28,346	(28,346)	—

Total operating expenses	14,939	173,815	(28,346)	160,408

INCOME FROM OPERATIONS	13,724	34,890	—	48,614
INTEREST EXPENSE, NET	(19,744)	—		(19,744)
OTHER FINANCING COSTS	(2,185)	—		(2,185)
OTHER INCOME (EXPENSE)	2,247	(15)		2,232

(LOSS) INCOME BEFORE INCOME TAXES	(5,958)	34,875	—	28,917
INCOME TAX EXPENSE (BENEFIT)	(2,249)	13,165		10,916
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	21,710	—	(21,710)	—

NET INCOME (LOSS)	$18,001	$21,710	$(21,710)	$18,001

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2007 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided (used in) by operating activities	$11,962	$44,495	$(37)	$—	$56,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(3,002)	(25,820)	(1,337)		(30,159)
Proceeds from sale of property and equipment		90			90
Acquisition of businesses, net of cash acquired	(32,912)				(32,912)
Prior period acquisition adjustments		779			779
Purchase of intangible asset	(100)				(100)
Payments made under earnout arrangements	(8,645)				(8,645)

Net cash used in investing activities	(44,659)	(24,951)	(1,337)	—	(70,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	16,999	(18,523)	1,524		—
Capital contributed by parent	252				252
Debt financing costs	(640)				(640)
Repayments of capital lease obligations		(259)			(259)
Net borrowings under revolving line of credit	22,900				22,900
Proceeds from issuances of long-term debt
Repayments of long-term debt	(6,814)				(6,814)
Stock option exercises
Net cash provided by (used in) financing activities	32,697	(18,782)	1,524	—	15,439

INCREASE IN CASH AND CASH EQUIVALENTS	—	762	150		912
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,167	39		4,206

CASH AND CASH EQUIVALENTS—End of period	$—	$4,929	$189	$—	$5,118

Consolidating Statements of Cash Flows

For the Eleven Months Ended December 31, 2006 (Successor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(24,928)	$21,040	$(598)	$—	$(4,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(1,707)	(11,052)	(27)		(12,786)
Proceeds from sale of property and equipment		41			41
Acquisition of businesses, net of cash acquired	(304,861)	—			(304,861)
Prior period acquisition adjustments	(14)				(14)
Payment of purchase price to former shareholders	(429,191)				(429,191)

Net cash (used in) provided by investing activities	(735,773)	(11,011)	(27)	—	(746,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	5,022	(5,652)	630		—
Equity contribution from Bain Capital	294,475				294,475
Capital contributed by parent	135,711				135,711
Payment of transaction related costs	(5,354)				(5,354)
Debt financing costs	(29,527)				(29,527)
Repayments of capital lease obligations		(43)			(43)
Net repayments under revolving line of credit	(900)				(900)
Proceeds from issuances of long-term debt	617,522				617,522
Repayments of long-term debt	(256,248)	(556)			(256,804)

Net cash provided by (used in) financing activities	760,701	(6,251)	630	—	755,080

INCREASE IN CASH AND CASH EQUIVALENTS	—	3,778	5	—	3,783
CASH AND CASH EQUIVALENTS—Beginning of period	—	389	34	—	423

CASH AND CASH EQUIVALENTS—End of period	$—	$4,167	$39	$—	$4,206

Consolidating Statements of Cash Flows

For the One Month Ended January 31, 2006 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,764	$—	$1,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(30)	(286)		(316)
Proceeds from sale of property and equipment		1		(1)

Net cash used in investing activities	(30)	(285)	—	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)
Stock options exercised	7			7
Debt financing costs	(547)			(547)
Net repayments under revolving line of credit	(5,000)			(5,000)

Net cash used in financing activities	(1,353)	(4,187)	—	(5,540)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,946)	292		(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,946	131		5,077

CASH AND CASH EQUIVALENTS—End of period	$—	$423	$—	$423

Consolidating Statements of Cash Flows

For the Year Ended December 31, 2005 (Predecessor)

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,431	$22,471	$—	$23,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(1,101)	(9,607)		(10,708)
Acquisition of businesses, net of cash acquired		(148,520)		(148,520)

Net cash used in investing activities	(1,101)	(158,127)		(159,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(135,002)	135,002
Stock options exercised	86			86
Debt financing costs	(6,267)			(6,267)
Repayments of capital lease obligations		(78)		(78)
Repayments of promissory notes	(2,007)			(2,007)
Net borrowings under revolving line of credit	9,500			9,500
Proceeds from issuance of long-term debt	205,000			205,000
Repayments of long-term debt	(76,394)			(76,394)

Net cash (used in) provided by financing activities	(5,084)	134,924	—	129,840

DECREASE IN CASH AND CASH EQUIVALENTS	(4,754)	(732)		(5,486)
CASH AND CASH EQUIVALENTS—Beginning of period	9,700	863		10,563

CASH AND CASH EQUIVALENTS—End of period	$4,946	$131	$—	$5,077

16.	SEGMENT INFORMATION

Effective October 1, 2007, the Company realigned its operations and internal organizational structure. In accordance with the criteria of SFAS 131, the Company has three identified operating segments under the new organizational structure: recovery division, youth division, and healthy living division. For segment reporting purposes, the Company has identified two reportable segments: recovery and youth. The Company evaluated the healthy living division for segment reporting under the provisions of SFAS 131 and determined that this segment does not meet the quantitative thresholds for separate disclosure and therefore is not a reportable segment. The healthy living division is combined with corporate/other for the purposes of segment reporting. All periods presented have been restated to give effect to the change in reportable segments.

Reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer. The financial information used by the Company’s chief operating decision-maker includes net revenue, operating expenses, income (loss) from operations and capital expenditures.

A summary of the Company’s reportable segments are as follows:

Recovery—The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of December 31, 2007, the recovery segment provided substance abuse and behavioral health services to patients at 105 facilities located in 22 states.

Youth—The youth segment provides a wide variety of therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. As of December 31, 2007, the youth segment operated 29 educational facilities in 10 states and its offerings include boarding schools, experiential outdoor education programs, and summer camps.

Corporate/Other—In addition to the two reportable segments as described above, the Company has activities classified as corporate/other which represent revenue and expenses associated with eGetgoing, an online internet treatment option, certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support), stock option-based compensation expense that are not allocated to the segments, and the healthy living division.

The healthy living division provides treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs. As of December 31, 2007, our healthy living division operated 13 facilities in 7 states.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006 (Revised)	One Month Ended January 31, 2006 (Revised)	Year Ended December 31, 2005 (Revised)
Net revenue:
Recovery division	$291,475	$232,154	$19,670	$208,348
Youth division	145,864	14,471	—	—
Corporate/other	22,667	4,703	180	674

Total consolidated net revenue	$460,006	$251,328	$19,850	$209,022

Operating expenses:
Recovery division	$211,040	$166,223	$13,466	$145,245
Youth division	135,713	15,253	—	—
Corporate/other	46,421	22,108	44,716	15,163

Total consolidated operating expenses	$393,174	$203,584	$58,182	$160,408

Income (loss) from operations:
Recovery division	$80,435	$65,932	$6,203	$63,103
Youth division	10,151	(782)	—	—
Corporate/other	(23,754)	(17,406)	(44,535)	(14,489)

Total consolidated income (loss) from operations	$66,832	$47,744	$(38,332)	$48,614

Income (loss) before income taxes:
Total consolidated income (loss) from operations	$66,832	$47,744	$(38,332)	$48,614
Interest expense, net	(60,262)	(41,338)	(2,505)	(19,744)
Other financing costs	—	—	(10,655)	(2,185)
Other income	(1,774)	89	55	2,232

Total consolidated income (loss) before income taxes	$4,796	$6,495	$(51,437)	$28,917

Capital expenditures:
Recovery division	$20,116	$8,351	$381	$9,512
Youth division	7,046	1,471	—	—
Corporate/other	2,997	4,367	30	1,968

Total consolidated capital expenditures	$30,159	$14,189	$411	$11,480

	December 31, 2007	December 31, 2006
	(Successor)	(Successor)
Total assets:
Recovery division	$895,506	$866,073
Youth division	344,274	360,343
Corporate/other	82,511	62,372

Total consolidated assets	$1,322,291	$1,288,788

17.	QUARTERLY SUMMARY (Unaudited)

	Quarter Ended
	March 31(1)	June 30	September 30	December 31(2)
	(In thousands)
2007
Net revenue	$107,930	$115,793	$122,369	$113,914
Income (loss) from operations	15,091	18,883	22,936	9,922
Net (loss) income	(46)	2,914	4,621	(6,025)
2006
Net revenue	$58,452	$62,132	$65,500	$85,094
Income (loss) from operations	(30,839)	13,616	13,909	12,726
Net (loss) income	(37,968)	1,727	439	331

(1)	The quarter ended March 31, 2006 operating results is the mathematical addition of the operating results for January 2006 (“Predecessor Company”) to the operating results of the two months ended March 31, 2006 (“Successor Company”).
(2)	The quarter ended December 31, 2006 operating results includes the operating results of Aspen from November 17, 2006, acquisition date.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

ITEM 9B. Other Information

Not applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

All of our directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Our executive officers are appointed and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
Dr. Barry W. Karlin	53	Chairman and Chief Executive Officer
Kevin Hogge	50	Chief Financial Officer, Vice President and Treasurer
Philip L. Herschman	60	President, Healthy Living Division
Jerome E. Rhodes	50	President, Recovery Division
James Dredge	57	President, Youth Division
Kathleen Sylvia	62	Executive Vice President of Business Development
Dr. Thomas J. Brady	55	Chief Medical Officer
Pamela B. Burke	40	Vice President, General Counsel and Secretary
Steven Barnes	47	Director
John Connaughton	42	Director
Chris Gordon	35	Director
General Barry R. McCaffrey (ret.)	65	Director
Elliot Sainer	62	Director

The following biographies describe the business experience of our executive officers and directors:

Dr. Barry W. Karlin, Chairman and Chief Executive Officer. Dr. Karlin has served as our chairman and chief executive officer since January 2002. From January 2002 to June 2003, Dr. Karlin also served as our secretary, treasurer and chief financial officer. Before our formation in January 2002, Dr. Karlin was the chairman and chief executive officer of eGetgoing, Inc. and CRC Health Corporation from May 2000 and November 2000, respectively, to January 2002. Dr. Karlin also served as chairman and chief executive officer of CRC Recovery, Inc., the general partner of The Camp Recovery Centers, L.P. from July 1995 to January 2001. From 1993 to 1995, Dr. Karlin acted as an independent consultant providing strategic consulting services to Fortune 100 companies. From 1992 to 1993, Dr. Karlin served as chairman and chief executive officer of Karlin and Collins, Inc., an emerging growth high-technology company which he founded. In 1990, Dr. Karlin joined Corporate Technology Partners, a venture capital firm specializing in the wireless communications industry, where he served as a general partner until 1992. From 1984 to 1990, Dr. Karlin served as chairman and chief executive officer of Navigation Technologies, Inc., a provider of maps for vehicle navigation. Dr. Karlin began his career as a strategy management consultant in 1981, first with Strategic Decisions Group and subsequently with Decision Processes, Inc. Dr. Karlin holds Ph.D. and M.S. degrees from Stanford University in the department of engineering economic systems, specializing in decision analysis, and a B.S. in electrical engineering from University of Witwatersrand in South Africa.

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

Philip L. Herschman, President, Health Living Division. Mr. Herschman has served as the president of our healthy living division since September 2007. From May 2002 to September 2007, Mr. Herschman served as president of our outpatient treatment division. From August 1993 to May 2002, Mr. Herschman served as chief executive officer of Behavioral Health Concepts, a national mental health management company which he founded in 1993. From 1984 to 1992, Mr. Herschman worked in operations and business development for Republic Health Corporation, a healthcare company, where he was responsible for implementing the company’s strategy of joint venturing its acute care hospitals with physician groups. During this time, Mr. Herschman was also responsible for the operations of three acute care hospitals with over 500 beds for OrNda Health Corp. Prior to OrNda/Republic, Mr. Herschman was a regional vice president of operations with Horizon Health Corporation, a multi-unit psychiatric management company. Mr. Herschman holds a Ph.D. in psychology from the University of California, Irvine and a B.A. from the University of California, San Diego.

Jerome E. Rhodes, President, Recovery Division. Mr. Rhodes has served as the president of our recovery division since September 2007. From January 2004 to September 2007, Mr. Rhodes served as president of our residential treatment division. From August 2003 to January 2004, he was president of our eastern division. From September 1993 to February 2003, Mr. Rhodes served as chief executive officer of Comprehensive Addiction Programs, Inc., a behavioral healthcare treatment company. We acquired Comprehensive Addiction Programs, Inc. in February 2003. From 1991 to 1993, Mr. Rhodes was the senior vice president of operations and from 1987 to 1991 he served as the senior vice president of acquisitions and development for Comprehensive Addiction Programs, Inc. From 1982 to 1987, Mr. Rhodes was the director of development for Beverly Enterprises, Inc., a publicly held nursing home company. From 1980 to 1982, Mr. Rhodes was the chief development consultant at Wilmot Bower and Associates, an architectural and development firm specializing in healthcare facilities. From 1978 to 1980, Mr. Rhodes was a project coordinator and analyst with Manor Care, Inc., a publicly held nursing home company. Mr. Rhodes holds a B.A. in business administration from Columbia Union College.

James Dredge, President, Youth Division. Mr. Dredge has served as the President of our youth division since October 1, 2007. From November 2006 through September 2007, Mr. Dredge served as chief operating officer of the youth division. From April 2004 through November 2006, Mr. Dredge served as chief operating officer of Aspen Education Group, Inc. We acquired Aspen Education Group, Inc. in November 2006. Mr. Dredge has spent most of his career building and running education software companies. He previously served as President and CEO for Academic Systems, a wholly owned subsidiary of Lightspan, Inc. He is a magna cum laude graduate from the University of Minnesota with a Master Degree in Public Administration from the University of Minnesota.

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

Dr. Thomas J. Brady, Chief Medical Officer. Dr. Brady has served as our chief medical officer since October 2004. From June 1997 to October 2004, Dr. Brady held various positions with MHN, Inc., a mental and behavioral health services company, including acting corporate medical director from June 2003 through September 2003, and regional medical director from June 1997 to October 2004. From 1988 to 1999, Dr. Brady held various positions at St. Mary’s Medical Center in San Francisco, including chair of the department of psychiatry and medical director of Child and Adolescent Psychiatric Services, the Children’s Psychiatric Inpatient Unit and the Adolescent Day Treatment Center. Dr. Brady conducted a private practice in psychiatry from 1986 to 2004, treating thousands of outpatient and inpatient mentally ill and addiction patients during that time. Dr. Brady holds an M.B.A. from Golden Gate University, an M.D. from the University of Alabama, Birmingham School of Medicine, a B.S. in biology from the University of Alabama and a B.A. in psychology from the University of California, Berkeley. Dr. Brady is American Society of Addiction Medicine certified and board certified in General, Child and Adolescent and Forensic Psychiatry.

Pamela B. Burke, Vice President, General Counsel and Secretary. Ms. Burke has served as our vice president, general counsel and secretary since February 2005. Prior to joining us in February 2005, Ms. Burke was a partner at the law firm DLA Piper Rudnick Gray Cary US LLP, which she joined in September 1996. From September 1993 to April 1996, Ms. Burke worked for Ernst & Young in its National Tax Office. Ms. Burke received her B.A. in government from Cornell University and her J.D. from George Washington University.

Steven Barnes, Director. Mr. Barnes has served as a director since February 2006. Mr. Barnes has been associated with Bain Capital since 1988 and has been a managing director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including chief executive officer of Dade Behring, Inc., president of Executone Business Systems, Inc. and president of Holson Burnes Group, Inc. Mr. Barnes currently serves on several boards including Unisource Worldwide, Inc., SigmaKalon Group BV, Ideal Standard Bulgaria AD(IB), Accellent Holdings Corp., United Way, Make-A-Wish Foundation and Children’s Hospital Trust. Mr. Barnes received a B.S. from Syracuse University.

John Connaughton, Director. Mr. Connaughton has served as a director since February 2006. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the medical, technology and media industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the consumer products and business services industries. Mr. Connaughton currently serves as a director of Hospital Corporation of America (HCA), M/C Communications (PriMed), Warner Chilcott (WCRX-NASDAQ), Quintiles Transnational Corp, Sungard Data Systems, Warner Music Group (NYSE-WMG), AMC Theatres, Clear Channel Communications Inc. and The Boston Celtics. He also volunteers for a variety of charitable organizations, serving as a member of Children’s Hospital Board of Overseers, The Berklee College of Music Board of Trustees and UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

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

Elliot Sainer, Director. Mr. Sainer has served as a director since November 2006. From November 2006 through September 31, 2007, Mr. Sainer served as the president of our youth division. From 1998 to 2006, he served as chief executive officer of Aspen Education Group, Inc. We acquired Aspen Education Group, Inc. in November 2006. From 1991 to 1998, Mr. Sainer was Chief Executive Officer of College Health Enterprises. Mr. Sainer holds an M.B.A. in health care administration from George Washington University and a B.A. in Political Science from the University of Pittsburgh.

Code of Conduct

We currently maintain a Compliance Manual and Code of Conduct that focuses on our responsibilities to our patients and the high standards of ethics that we require from all employees. This Code of Conduct is compliant with the requirements of our accrediting bodies. A code of ethics was not adopted in 2007 because the compliance manual addresses a substantial portion of the requirements of the Sarbanes-Oxley Act. In 2008, we intend to adopt a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions that is fully compliant with the requirements set forth in the Sarbanes-Oxley Act.

Section 16(a) Compliance

There is no established public trading market for our common stock. We are a wholly-owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock. CRC Health Group, Inc. is a privately held corporation.

Audit Committee

The audit committee selects the independent auditors to be nominated for election by the stockholders and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. The audit committee is currently composed of Steven Barnes, Chris Gordon and Elliot Sainer. Chris Gordon serves as our “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. In this section, we address the members and role of our compensation committee, our compensation setting process, our compensation philosophy and policies regarding executive compensation, the components of our executive compensation program and our compensation decisions for 2007. We address the compensation paid or awarded during 2007 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers in fiscal year 2007. We refer to these five executive officers as our named executive officers.

On February 6, 2006, we were acquired by investments funds managed by Bain Capital (the “Bain Merger”). We refer to Bain Capital Partners as our “Sponsor.” As discussed in more detail below, various aspects of the compensation of our named executive officers was negotiated and determined at the time of the Bain Merger. There is no established public trading market for our common stock. We are a wholly-owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock. CRC Health Group, Inc. is a privately held corporation. Our parent company’s outstanding capital stock consists of Class A common stock and Class L common stock. All references to options herein refer to options to purchase Class A common stock and Class L common stock of our parent company.

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

Our Compensation Philosophy

Compensation decisions are designed to promote our fundamental business objectives and strategy and align the interests of management with the interests of our stakeholders. We believe that compensation should focus management on achieving strong short-term (annual) performance in a manner that supports and ensures out long-term success and profitability. We also believe that pay should be directly linked to performance and that pay should be at competitive levels necessary to attract and retain exceptional leadership talent. This philosophy has guided many compensation related decisions:

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

•

Total compensation is higher for individuals with greater responsibility and greater ability to influence our achievement of targeted results and strategy; further, as position and responsibility increases, a greater portion of the executive officer’s total compensation is performance based pay and equity based pay, making a significant portion of their total compensation dependent on the achievement of performance objectives.

Components of Executive Compensation Plan

In 2007, the principal elements of annual compensation for our named executive officers consisted of base salary and performance based incentive bonuses, long term equity incentive compensation and benefits.

Base Salary. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualification and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance and competitive salary practices. Further, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance based pay. Dr. Barry Karlin’s base salary was determined in his employment agreement which was negotiated at the time of the Bain Merger and is reviewed annually by the Compensation Committee. For all of our other named executive officers, base salary increases are at the discretion of the Compensation Committee. Base salary is reviewed annually at the beginning of the year and any increases are based on our overall performance and the executive’s individual performance during the preceding year. At its January 2007 meeting, the Compensation Committee reviewed recommendations for salary adjustments for all executive officers. Base salaries for our named executives increased by 3.5% in 2008 compared to base salaries for 2007.

2007 Incentive Bonus Plan. Our 2007 Incentive Bonus Plan is designed to reward our employees for the achievement of 2007 EBITDA goals related to the business. EBITDA represents actual earnings before interest, taxes, depreciation and amortization and certain other adjustments as agreed upon with Bain Capital. The bonus payment for our Chief Executive Officer is governed by his employment agreement and is wholly dependent on the achievement of certain EBITDA targets. Pursuant to his employment agreement, our target annual incentive bonus for our Chief Executive Officer is 100% of his base salary in the event that our actual EBITDA is 100% of our budgeted EBITDA; he may earn an annual incentive bonus of up to a maximum 150% of his base salary in the event that our actual EBITDA is 110% of our budgeted EBITDA but also may earn nothing in the event that financial milestones are not achieved. The bonus plan for Kevin Hogge, Philip Herschman, Jerome Rhodes and Elliot Sainer is based on our overall achievement of our EBITDA targets (target bonus assumes our actual EBITDA is 100% of budgeted EBITDA and the maximum bonus assumes that our actual EBITDA is 110% or greater than budgeted EBITDA) and individual contributions. These officers have a target annual incentive bonus of 50% of base salary; they may earn a maximum annual incentive bonus of up to 75% of base salary but may also earn nothing in the event our financial milestones are not achieved. The bonus is paid after completion of our annual audit and the officer must be an employee at such time to receive a bonus payment. Because Elliot Sainer resigned from the Company in October 2008, he was not eligible to receive any bonus under the 2007 Incentive Bonus Plan.

If our actual EBITDA is less than 90% of our budgeted EBITDA, then the bonus pool is zero provided that the Compensation Committee may authorize bonuses in their sole discretion. In the event that our actual EBITDA for the year is less than 100% of our budgeted EBITDA but greater than 90% then the bonus pool will be prorated and all bonus payment amounts are in the discretion of the Compensation Committee. Consistent with our focus on pay for performance, additional amounts can be earned when actual EBITDA exceeds our budgeted EBITDA. Actual EBITDA was less than 90% of budgeted EBITDA and, accordingly, bonus amounts were in the discretion of the Compensation Committee. The Compensation Committee determined that discretionary bonuses would be provided to reward and provide future motivation for employees who had achieved or partially achieved their goals and for individual performance. The Compensation Committee approved an aggregate year end bonus pool of $2,490,000 (excluding $277,000 in contractual commitments and excluding special retention bonuses, sales commissions etc.) to be allocated and distributed based on performance by the CEO.

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

Upon consummation of the Bain Merger, our parent company established the 2006 Executive Incentive Plan and the 2006 Management Incentive Plan. Options issued pursuant to the 2006 Executive Incentive Plan vest based, in part, on the passage of time and in part on the achievement of performance objectives. At the time of the Bain Merger, state securities laws restricted our use of performance based option plans. As a result, our parent company adopted the 2006 Management Incentive Plan pursuant to which options vest over a five year period. In 2007, the state securities laws were amended to allow for broader use of performance based plans. Our parent company established the 2007 Incentive Plan in September 2007. This plan is identical to our 2006 Executive Incentive Plan. These plans provide for the granting of either incentive stock options or nonincentive stock options to our key employees, directors, consultants and advisors. In determining the number of options to be granted to employees, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance and the value of the stock options in relation to other elements of total compensation. All of our executive officers and generally any employee with profit and loss responsibility received options under the 2006 Executive Incentive Plan. All current options are granted under the 2007 Incentive Plan. Each option is an option to purchase a unit which consists of nine shares of Class A Stock and one share of Class L Stock. The options are exercisable only for whole units and cannot be separately exercised for the individual classes of stock. The grant date of the stock options is always the date of approval of the grants.

All stock options under our plans have the following features: the term of grant does not exceed 10 years, the grant price is not less than the fair market value on the date of grant, repricing of options is prohibited, unless approved by the shareholders, vesting is generally over a five year period and options generally will remain exercisable for three months following the participant’s termination of service other than for cause, except that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for twelve months, but in any event not beyond the expiration of its term. In general, options granted under the Executive Plan and 2007 Incentive Plan vest and become exercisable at the rate of 10% on the one year anniversary of the date of grant and 5% on each six-month anniversary thereafter until 50% of the options granted are vested. An additional 25% shall vest upon our stock price reaching a certain level during a sale event or at certain times after an initial public offering. An additional 25% shall vest over a five year time horizon upon our EBITDA reaching certain levels or in the event that our stock price reaches a certain level during a sale event or at certain times after an initial public offering. In general, options granted under the Management Plan vest and become exercisable at the rate of 20% on the one year anniversary of the date of grant and 10% on each six-month anniversary thereafter until 100% of the options granted are vested.

Our parent company does not have a formal policy requiring stock ownership by management. However, our senior executives, including our named executive officers, have committed significant personal capital to CRC. In connection with the closing of the Bain Merger and the acquisition of Aspen Education Group, and pursuant to a rollover and subscription agreement, certain members of our management, including all of the named executive officers, converted options to purchase stock of our predecessor company into options to purchase stock of Holdings with an aggregate value of approximately $9.9 million.

Other Compensation Information. We provide employees, including our named executive officers, with a variety of other benefits, including medical, dental and vision plans, life insurance and holidays and vacation. These benefits are generally provided to employees on a company-wide basis. We do not offer any retirement plans to our directors or executive officers, other than the 401(k) plan generally available to employees. In accordance with the terms of the our 401(k) plan, we match, in cash, 25% of amounts contributed to that plan by each plan participant, up to 6% of eligible pay. The matching contribution made by us is subject to vesting, based on continued employment, with 25% scheduled to vest on each of the four anniversaries of the employee’s date of hire.

In connection with the Aspen Acquisition, we acquired a non-qualified Insured Security Option Plan (the “ISOP”) which was available to certain key employees of Aspen Education Group, our youth division. This plan was available to Mr. Elliot Sainer and Mr. James Dredge. The ISOP permits these employees to defer on an after-tax basis a portion of their salary or bonus each calendar year. Under the ISOP, we could make discretionary contributions to these employee accounts, up to $6,000 per employee. Additionally, we may also make additional discretionary contributions to these employee accounts to simulate the pre-tax benefits of our 401(k) plan. We discontinued these discretionary contributions for employee contributions made after the 2007 plan year.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee’s compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Compensation Committee Report

The following report of the Compensation Committee is included in accordance with the rules and regulations of the Securities and Exchange Commission. It is not incorporated by reference into any of our registration statements under the Securities Act of 1933, as amended.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2007.

Respectfully submitted on April 2, 2007 by the members of the Compensation Committee of the Board of Directors:

Dr. Barry Karlin

John Connaughton

Steven Barnes

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the years ended December 31, 2007 and December 31, 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)(2)	Stock Awards	Option Awards ($)(3)	Non-equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)		Total ($)
Dr. Barry W. Karlin	2007	595,346		—	—	—	175,000	(5)	—	38,580	(6)	808,926
Chairman and Chief Executive Officer	2006	549,038	(1)	1,400,000	—	9,320,563	430,446	(4)	—	29,818	(7)	11,729,865
Philip L. Herschman	2007	284,730		—	—	—	55,591	(5)	—	2,500	(8)	342,821
President, Healthy Living Division	2006	270,961	(1)	450,000	—	2,342,409	73,431	(4)	—	2,752	(8)	3,139,554
Jerome E. Rhodes	2007	284,730		—	—	—	60,591	(5)	—	13,118	(9)	358,440
President, Recovery Division	2006	270,961	(1)	450,000	—	2,342,409	120,849	(4)	—	13,150	(9)	3,202,152
Kevin Hogge	2007	284,730		—	—	—	55,591	(5)	—	2,500	(8)	342,821
Chief Financial Officer, Vice President and Treasurer	2006	270,961	(1)	300,000	—	2,342,409	103,372	(4)	—	1,822	(8)	3,018,565
Elliot Sainer	2007	224,050	(11)	—	—	—	—		—	849,773	(10)	1,073,823
Former President, Youth Division

NOTES TO TABLE:

(1)	Salaries reflect amounts earned in 2006. Salaries were negotiated at the time of the Bain Merger and were effective as of February 6, 2006. The salaries for our named executive officers are: (1) Dr. Barry Karlin—$575,000, (ii) Philip Herschman—$275,000, (iv) Jerome Rhodes—$275,000, and Kevin Hogge—$275,000.

(2)	Amounts listed under this column reflect one time performance bonuses made in connection with the Bain Merger.

(3)	The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with SFAS 123(R). These costs relate to option awards granted in February 2006 under the 2006 Executive Incentive Plan. Under SFAS 123(R), the full grant date fair value of the February 2006 option awards is recognized over a five year period. For a discussion of the assumptions made in the valuation, please see Note 12 to our Consolidated Financial Statements.

(4)	2006 annual incentive bonus plan which was paid in April 2007 upon completion of our 2006 audit. Bonuses paid pursuant to the 2006 Incentive Bonus Plan are accrued in the year earned and paid in the following year.

(5)	2007 annual incentive bonus paid in March 2007. Bonuses paid pursuant to the 2007 Incentive Bonus Plan are accrued in the year earned and paid in the following year.

(6)	Represents $12,650 for premium costs on a life insurance policy for which the beneficiaries are his family, $22,680 in medical, dental and vision contributions, and $3,250 in company contributions pursuant to our 401(k) Plan for 2007.

(7)	Represents $12,500 for premium costs on a life insurance policy for which the beneficiaries are his family, $14,123 in medical, dental and vision contributions, and $3,195 in company contributions pursuant to our 401(k) Plan for 2006.

(8)	Represents company contributions pursuant to our 401(k) Plan.

(9)	In 2007, represents $10,400 in car allowance and $2,718 in company contributions pursuant to our 401(k) Plan. In 2006, represents $10,400 in car allowance and $2,750 in company contributions pursuant to our 401(k) Plan for 2006.

(10)	Represents $3,915 in company contributions pursuant to our 401(k) Plan for 2007, $48,742 in company contributions pursuant to the Aspen ISOP, $10,476 in car allowance, $19,187 for premiums on a life insurance policy for which the beneficiaries are his family, $44,000 for paid time off and $723,450 in severance payments (which includes premium payments in 2008 for life insurance).

(11)	Represents amount earned in 2007. Mr. Sainer resigned as President of our youth division effective October 1, 2007. The 2007 annual salary for Mr. Sainer was $300,000.

Grants of Plan-Based Awards in 2007

The following table contains information concerning grants of plan-based awards to our named executive officers during 2007:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date(2)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Barry Karlin	1/1/07	0	595,346	893,019	—	—	—	—	—	—	—
Philip Herschman	1/1/07	0	142,365	213,547	—	—	—	—	—	—	—
Jerome Rhodes	1/1/07	0	142,365	213,547	—	—	—	—	—	—	—
Kevin Hogge	1/1/07	0	142,380	213,570	—	—	—	—	—	—	—
Elliot Sainer	1/1/07	0	150,000	225,000	—	—	—	—	—	—	—

NOTES TO TABLE:

(1)	Amounts reflect the cash awards to the named executive officers pursuant to our 2007 Incentive Bonus Plan which is based on the achievement of the EBITDA targets for the period January 1, 2007 through December 31, 2007. The Target amount equals 100% of achievement of the target and the Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA. The threshold amount equals 90% of achievement of the target; provided however, that they Compensation Committee, in their discretion, may award bonuses if there is 90% or less achievement of the targets. For the year ended December 31, 2007 Actual EBITDA was less than 90% of budgeted EBITDA and, accordingly, bonus amounts were in the discretion of the Compensation Committee. See the Summary Compensation Table for bonuses received by our named executive officers.

(2)	The grant date provided is the date that the plan year began for the 2007 Incentive Bonus Plan.

The material terms of our stock option awards, 2007 Incentive Bonus Plan and our employment agreement with Dr. Barry Karlin are described in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End 2007

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2007.

	Option Awards(1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)		Number of Securities Underlying Unexercised Options Unexercisable(#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Barry Karlin	22,855	(2)(3)	146,317	(2)	—	90.00	2/6/16	—	—	—	—
	61,554	(4)	—		—	8.77	12/14/14	—	—	—	—
Philip Herschman	5,743	(2)(3)	36,771	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	5,743	(2)(3)	36,771	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Kevin Hogge	5,743	(2)(3)	36,771	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Elliot Sainer	554	(5)	4,989	(2)	—	102.34	11/17/16	—	—	—	—
	6,087	(4)	—		—	3.78	03/07/13	—	—	—	—

NOTES TO TABLE:

(1)	All information in this table relates to nonqualified stock options. We have not granted any incentive stock options or stock appreciation rights. Each option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and one share of Class L Common Stock.
(2)	Option issued pursuant to the 2006 Executive Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting on February 6, 2007, one year from the date of grant, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 25% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis and (iii) the remaining 25% (the Tranche 3 Options) of the option is performance based and vests on the attainment of certain annual goals for the Company during the 5 year period beginning January 1, 2006, as discussed in the Compensation Discussion and Analysis.
(3)	Vested options represents 20% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(4)	Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in our parent company. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.
(5)	Vested options represents 20% of the Tranche 1 Options vesting based on time.

Option Exercises and Stock Vested in 2007

The following table sets forth information about stock options exercised by the named executives in fiscal year 2007 and stock awards that vested or were paid in fiscal year 2007 to the named executives.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dr. Barry Karlin	—	—	—	—
Philip Herschman	—	—	—	—
Jerome Rhodes	—	—	—	—
Kevin Hogge	—	—	—	—
Elliot Sainer	—	—	—	—

Pension Benefits

None of the Named Executive Officers receive nonqualified deferred compensation benefits.

Potential Payments Upon Termination or a Change in Control

Employment Agreement

Pursuant to our employment agreement with Dr. Karlin, in the event of Dr. Karlin’s termination without cause or his resignation for good reason (both defined in his employment agreement), we must pay Dr. Karlin a lump sum equal to his base salary for a period of 36 months and provided further that if Dr. Karlin signs a general release of all claims, we shall also pay to Dr. Karlin for a period of 18 months all premiums due for COBRA premiums for Dr. Karlin and his insured dependents, all premiums relating to our group disability plan and all premiums relating to his life insurance policy, an aggregate amount of approximately $1.775 million calculated as of December 31, 2007. In the event of a termination due to death, disability or cause or if Dr. Karlin resigns without good reason, we must pay Dr. Karlin any base salary earned but not paid through the date of termination, any vacation time accrued but not used through the date of termination, any bonus compensation earned but unpaid on the date of termination and any business expenses incurred but un-reimbursed on the date of termination.

We have no employment agreements with Kevin Hogge, Kathleen Sylvia, Philip Herschman or Jerome Rhodes.

2007 Incentive Bonus Plan

An employee is only eligible to receive a bonus pursuant to the 2007 Annual Incentive Bonus plan if such employee is an employee of CRC or a subsidiary of CRC at the time of completion of our annual audit (typically in early April).

Stock Options

In general, option grants under the Executive Plan and 2007 Incentive Plan stipulate that in the event of a change in control of our parent company in which Bain Capital achieves liquidity, up to 100% of the options will vest; provided however, that options that did not vest in years prior to the change of control because of the failure to attain the EBITDA targets do not vest upon the change of control unless the stock price reaches $360 per unit in a change of control transaction. In general, option grants under the Management Plan stipulate that in the event of a change in control of our parent company in which Bain Capital achieves liquidity, up to 100% of the options will vest. In the event of a change of control in which Bain Capital does not achieve liquidation, options issued to our executive officers will fully vest in the event that there is a termination or constructive termination of employment of the executive within 12 months after the change in control.

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

Director Compensation

None of our directors except General Barry McCaffrey and Elliot Sainer receive compensation for serving as a director. The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Effective September 30, 2007, Elliot Sainer retired as President of our youth division. As a result of Mr. Sainer’s retirement, the employment provisions of the employment agreement between the Company and Elliot Sainer terminated as of September 30, 2007. Mr. Sainer will receive $0.7 million in payment to be paid over the 18 month period following his termination as defined in his employment agreement. Of the 166,284 options for Class A common shares and 18,476 options for Class L common shares held by Mr. Sainer during his employment, 116,399 options for Class A common shares and 12,933 options for Class L common shares were cancelled, which had an aggregate weighted average fair value of $769,525. Mr. Sainer will continue to serve as a member of the Board of Directors of the Company. Additionally, as of the effective date of his retirement, the Company retained Mr. Sainer in the capacity as a consultant. The following table contains compensation received by General Barry McCaffrey and Elliot Sainer during the year ended December 31, 2007 for serving as a director of, and providing consulting services to, CRC and Holdings.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
General Barry McCaffrey	120,000	(1)	—	—	—	—	—	120,000
Elliot Sainer	15,000	(2)	—	—	—	—	—	15,000

NOTES TO TABLE:

(1)	General McCaffrey receives a salary of $10,000 per month for consulting services rendered to us. He does not receive cash payments for attendance at board meetings.

(2)	Following his retirement as President of our youth division, Elliot Sainer received a salary of $5,000 per month for consulting services rendered to us. He does not receive cash payments for attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Barnes and Karlin. Dr. Barry Karlin is the chief executive officer of CRC and the Group. Messrs. Connaughton and Barnes have not been at any time an officer or employee of CRC or an affiliate of CRC. During 2007, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

All of our outstanding common stock is held by our parent company. Our parent company’s outstanding capital stock consists of Class A common shares and Class L common shares.

The table below sets forth, as of March 1, 2008, the number and percentage of shares of our parent company’s common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of common stock of our parent company, (ii) each of our directors, (iii) each of our named executive officers and (iv) all our directors and executive officers as a group.

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

Name and Address	Shares of Class A Common Stock	Percent of Class A Common Stock	Shares of Class L Common Stock	Percent of Class L Common Stock
Bain Capital Partners VIII, L.P. and Related Funds(1)	32,547,498	95.0%	3,616,388	95.0%
Dr. Barry W. Karlin(2)	911,947	2.7%	101,327	2.7%
Philip L. Herschman(3)	189,679	*	21,075	*
Jerome E. Rhodes(4)	189,679	*	21,075	*
Kevin Hogge(5)	189,679	*	21,075	*
Barry R. McCaffrey(6)	3,158.7	*	351	*
Elliot Sainer(7)	59,776	*	6,641	*
Steven Barnes(8)	—	—	—	—
John Connaughton(8)	—	—	—	—
Chris Gordon(8)	—	—	—	—
All directors and executive officers as a group	3,067,284	4.9%	288,441	4.9%

*	indicates less than 1% of common stock
(1)	Represents shares owned by the following groups of investment funds affiliated with Bain Capital Partners, LLC: (i) 27,861,389.88 shares of Class A common stock and 3,095,709.94 shares of Class L common stock owned by Bain Capital Fund VIII, LLC, a Delaware limited liability company (“BCF VIII”), whose sole member is Bain Capital Fund VIII, L.P., a Cayman Islands exempted limited partnership (“BCF VIII Cayman”), whose sole general partner is Bain Capital Partners VIII, L.P., a Cayman Islands exempted limited partnership (“BCP VIII”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”); (ii) 3,666,862.04 shares of Class A common stock and 407,429.12 shares of Class L common stock owned by Bain Capital VIII Coinvestment Fund, LLC, a Delaware limited liability company (“BC VIII Coinvest”), whose sole member is Bain Capital VIII Coinvestment Fund, L.P., a Cayman Islands exempted limited partnership (“BC VIII Coinvest Cayman”), whose sole general partner is BCP VIII; (iii) 10,287.59 shares of Class A common stock and 1,143.08 shares of Class L common stock owned by BCIP Associates-G (`BCIP-G”), whose managing partner is BCI; (iv) 787,645.94 shares of Class A common stock and 69,256.98 shares of Class L common stock owned by BCIP Associates III, LLC, a Delaware limited liability company (“BCIP IIP”), whose sole member is BCIP Associates III, a Cayman Islands partnership (“BCIP III Cayman”), whose managing partner is BCI; (v) 118,584 shares of Class A common stock and 31,435.32 shares of Class L common stock owned by BCIP T Associates III, LLC a Delaware limited liability company (“BCIP T III”), whose sole member is BCIP Trust Associates III, a Cayman Islands partnership (“BCIP T III Cayman”), whose managing partner is BCI; (vi) 65,975.32 shares of Class A common stock and 9,482.95 shares of Class L common stock owned by BCIP Associates III-B, LLC, a Delaware limited liability company (`BCIP III-B”), whose sole member is BCIP Associates III-B, a Cayman Islands partnership (“BCIP III-B Cayman”), whose managing partner is BCI and (vii) 36,754 shares of Class A common stock and 1,931.37 shares of Class L common stock owned by BCIP T Associates III-B, LLC, a Delaware limited liability company (“BCIP T III-B” and together with BCF VIII, BC VIII Coinvest, BCIP-G, BCIP III, BCIP T III and BCIP III-B, the “Bain Funds”), whose sole member is BCIP Trust Associates III-B, a Cayman Islands partnership (“BCIP T III-B Cayman”), whose sole general partner is BCI.

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

(2)	Represents options to purchase 101,327 Units consisting of 911,947 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 101,327 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(3)	Represents options to purchase 21,075 Units consisting of 189,679 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 21,075 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(4)	Represents options to purchase 21,075 Units consisting of 189,679 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 21,075 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(5)	Represents options to purchase 21,075 Units consisting of 189,679 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 21,075 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(6)	Represents options to purchase 351 Units consisting of 3,158 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 351 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(7)	Represents options to purchase 6,641 Units consisting of 59,776 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 6,641 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(8)	Mr. Barnes, Mr. Connaughton and Mr. Gordon are each a managing director or principal of Bain Capital Partners, LLC. They disclaim any beneficial ownership of any shares beneficially owned by any entity affiliated with Bain Capital Partners, LLC in which they do not have a pecuniary interest. Mr. Barnes, Mr. Connaughton and Mr. Gordon each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2007 under our 2006 Executive Incentive Plan, our 2006 Management Incentive Plan, and our 2007 Incentive Plan, the number of shares of our Class A common stock and Class L common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. Each of the 2006 Executive Incentive Plan, our 2006 Management Incentive Plan and our 2007 Incentive Plan have been approved by our shareholders.

	(a)				(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights				Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Class A common stock		Class L common stock		Class A common stock	Class L common stock	Class A common stock	Class L common stock
2006 Executive Incentive Plan	5,675,672	(1)	630,630	(1)	$0.88	$66.71	(2)	(2)
2006 Management Incentive Plan	557,294		61,922		$1.22	$83.67	(2)	(2)
2007 Incentive Plan	293,056		32,562		1.58	88.10	(2)	(2)
Equity compensation plans not approved by security holders	—		—		—	—	—	—

(1)	This amount consists of 1,162,425 shares of Class A common stock and 129,158 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 4,513,247 shares of Class A common stock and 501,472 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.
(2)	The number of securities remaining available for future issuance under either the 2007 Incentive Plan, 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 971,971shares of Class A common stock and 107,997 shares of Class L common stock.

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

ITEM 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2007 and December 31, 2006, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below (in thousands).

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees(1)	$1,246	$1,331
Audit-Related Fees(2)	30	409
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,276	$1,741

(1)	Audit Fees billed in the fiscal years ended December 31, 2007 and 2006 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees billed in the fiscal years ended December 31, 2007 and 2006 represented fees for the following services: due diligence related to mergers and acquisitions and financial accounting and reporting consultations.
(3)	The Company did not incur any Tax Fees for the years ended December 31, 2007 and 2006 with its principal independent registered accounting firm.
(4)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2007 and 2006 with its principal independent registered accounting firm.

The audit committee was formed in May 2006. All audit and non-audit services performed after such date have been pre-approved by the audit committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under Item 8 – “Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is presented in the consolidated financial statements and the notes thereto in Item 8 above.

(c) Exhibit Index

2.1	Agreement and Plan of Merger among CRCA Holdings, Inc., CRCA Merger Corporation and CRC Health Group, Inc. dated as of October 8, 2005 (incorporated by reference to Exhibit 2.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

2.1a	Agreement and Plan of Merger dated as of September 22, 2006, by and among Aspen Education Group, Inc., Frazier Healthcare II, L.P., as Shareholders’ Representative, Madrid Merger Corporation and CRC Health Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 333-135172) filed September 28, 2006)

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1	Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.1a	First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1b	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1c	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1d	Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

4.1e	Fifth Supplemental Indenture dated as of April 27, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed May 15, 2007)

4.1f	Sixth Supplemental Indenture dated as of July 26, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 13, 2007)

4.2	Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006)

10.1	Credit Agreement, dated as of February 6, 2006, by and among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., Citibank, N.A., the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1a	Amendment No. 1 to Credit Agreement, dated as of May 19, 2006 among CRC Intermediate Holdings, Inc., CRC Health Corporation and Citibank, N.A. in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1b	AMENDMENT AGREEMENT, dated as of November 17, 2006 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors, as defined therein, and Citibank, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1c	AMENDED AND RESTATED CREDIT AGREEMENT (“Agreement”) entered into as of November 17, 2006, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1d	AMENDMENT NO. 2 to Credit Agreement dated as of April 16, 2007, among CRC HEALTH GROUP, INC., a Delaware corporation (“Holdings”), CRC HEALTH CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 15, 2007)

10.2	Security Agreement, dated as of February 6, 2006, between CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.2a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein.

10.2b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.2g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.3	Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.3a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.4	Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.5	Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.6	Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.7	Form of Executive Letter Agreement re: Fair Market Value Determination of Shares dated February 6, 2006 (incorporated by reference to Exhibit 10.7 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8	2006 Executive Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8a	2006 Executive Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.9	2006 Management Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.9 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.9a	2006 Management Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.10	Form of Senior Executive Option Certificate (incorporated by reference to Exhibit 10.10 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.10a	Form of 2007 Senior Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11	Form of Executive Option Certificate (incorporated by reference to Exhibit 10.11 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.11a	Form of 2007 Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11b	Form of Amended and Restated 2007 Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.11c	Form of Amended and Restated Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.12	Form of Management Time Vesting Option Certificate (incorporated by reference to Exhibit 10.12 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.13	Form of Substitute Option Certificate (incorporated by reference to Exhibit 10.13 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.14	Rollover and Subscription Agreement, dated as of February 6, 2006, between CRCA Holdings, Inc. and the investors in CRC Health Group, Inc. listed therein (incorporated by reference to Exhibit 10.14 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.15	EMPLOYMENT AGREEMENT dated as of February 1, 2004, between Aspen Education Group, Inc. and Elliot A. Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.16	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of November 17, 2006, made and entered into by and between Aspen Education Group, Inc. and Elliot A Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.17	2007 Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18	Form of 2007 Incentive Plan Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18a	Form of 2008 Incentive Plan Option Certificate ‡*

10.19	Agreement dated as of September 20, 2007 between Elliot A. Sainer, CRC Health Group, Inc., CRC Health Corporation and Aspen Education Group (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

12	Statement of Computation of Ratio of Earnings to Fixed Charges ‡

21	Subsidiaries of CRC Health Corporation‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.
†	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 7, 2008

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 7, 2008

Signature	Title

Principal Executive Officer: /s/ DR. BARRY W. KARLIN Dr. Barry W. Karlin	Chairman and Chief Executive Officer

Principal Financial and Accounting Officer: /s/ KEVIN HOGGE
Kevin Hogge	Chief Financial Officer

/s/ STEVEN BARNES Steven Barnes	Director

/s/ JOHN CONNAUGHTON John Connaughton	Director

/s/ CHRIS GORDON Chris Gordon	Director

/s/ BARRY R. MCCAFFREY Barry R. McCaffrey	Director

/s/ ELLIOT SAINER Elliot Sainer	Director