Form 10-Q
period 2008-03-31
CRC Health CORP
filed 2008-05-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐             Accelerated filer   ☐             Non-accelerated filer   ☒             Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of May 14, 2008 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; reductions in the availability of governmental and private financial aid for CRC’s youth treatment programs; our substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC’s facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 7, 2008, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2008 AND DECEMBER 31, 2007

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,624	$5,118
Accounts receivable, net of allowance for doubtful accounts of $6,206 in 2008 and $6,901 in 2007	31,282	31,910
Prepaid expenses	8,102	7,544
Other current assets	2,012	2,120
Income taxes receivable	985	193
Deferred income taxes	6,599	6,599

Total current assets	51,604	53,484
PROPERTY AND EQUIPMENT—Net	125,238	122,937
GOODWILL	730,941	730,684
INTANGIBLE ASSETS—Net	388,292	390,388
OTHER ASSETS	23,813	24,798

TOTAL ASSETS	$1,319,888	$1,322,291

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,297	$7,014
Accrued liabilities	26,192	37,582
Current portion of long-term debt	49,479	35,603
Other current liabilities	29,993	29,824

Total current liabilities	111,961	110,023
LONG-TERM DEBT—Less current portion	611,263	612,764
OTHER LONG-TERM LIABILITIES	5,848	7,514
DEFERRED INCOME TAXES	145,350	145,867

Total liabilities	874,422	876,168

COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST	71	374
STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	439,777	438,608
Retained earnings	5,618	7,141

Total stockholder’s equity	445,395	445,749

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,319,888	$1,322,291

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
NET REVENUE:
Net client service revenue	$114,084	$106,482
Other revenue	1,971	1,448

Net revenue	116,055	107,930

OPERATING EXPENSES:
Salaries and benefits	61,242	55,308
Supplies, facilities and other operating costs	34,596	30,777
Provision for doubtful accounts	1,654	1,503
Depreciation and amortization	5,574	5,292

Total operating expenses	103,066	92,880

INCOME FROM OPERATIONS	12,989	15,050
INTEREST EXPENSE, NET	(14,517)	(14,989)
OTHER EXPENSE	(1,618)	(308)

LOSS BEFORE INCOME TAXES	(3,146)	(247)
INCOME TAX BENEFIT	(1,319)	(101)
MINORITY INTEREST IN LOSS OF A SUBSIDIARY, NET OF INCOME TAXES	(303)	(100)

NET LOSS	$(1,524)	$(46)

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,524)	$(46)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,574	5,292
Amortization of debt discount and capitalized financing costs	1,101	1,095
Loss on interest rate swap agreement	1,618	306
Gain on disposition of property	(46)	(10)
Provision for doubtful accounts	1,654	1,503
Stock-based compensation	1,238	1,088
Deferred income taxes	(517)	(442)
Minority interest	(303)	(100)
Changes in assets and liabilities:
Accounts receivable	(1,026)	(139)
Income taxes receivable	(792)	102
Prepaid expenses	(558)	82
Other current assets	108	(243)
Accounts payable	(717)	(1,174)
Accrued liabilities	(11,512)	(7,223)
Other current liabilities	199	(45)
Other long term assets	—	147
Other long term liabilities	(546)	51

Net cash (used in) provided by operating activities	(6,049)	244

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(5,783)	(5,975)
Proceeds from sale of property and equipment	49	26
Acquisition of business, net of cash acquired	—	(1,082)
Acquisition adjustments	(33)	(226)
Payments made under earnout arrangements	(2,066)	—

Net cash used in investing activities	(7,833)	(7,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Parent	24	—
Debt financing costs	(40)	(15)
Repayment of capital lease obligations	(6)	(36)
Net borrowings under revolving line of credit	14,000	7,400
Repayments of long-term debt	(2,590)	(1,376)

Net cash provided by financing activities	11,388	5,973

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,494)	(1,040)
CASH AND CASH EQUIVALENTS—Beginning of period	5,118	4,206

CASH AND CASH EQUIVALENTS—End of period	$2,624	$3,166

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Notes payable issued in connection with earnout arrangements	$897	$3,343

Payable for contingent consideration	$224	$1,094

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Payable in conjunction with repurchase of parent stock	$86	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,061	$19,521

Cash paid for income taxes, net of refunds	$—	$240

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

CRC Health Corporation (“the Company”) is a wholly owned subsidiary of CRC Health Group, Inc., referred to as “the Group” or “the Parent.” The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and addiction disease treatment services through residential and outpatient treatment facilities, which are referred to as the Company’s recovery division. As of March 31, 2008, the Company operated 106 residential and outpatient treatment facilities in 22 states and treated approximately 27,000 patients per day. The Company delivers its youth treatment services through its residential schools, wilderness programs and summer camps, which are referred to as the Company’s youth division. As of March 31, 2008, the Company’s youth division operated programs at 29 facilities in 10 states. The Company’s healthy living division provides treatment services for eating disorders and obesity, each of which may be effectively treated through a combination of medical, psychological and social treatment programs. As of March 31, 2008, the Company’s healthy living division operated 13 facilities in 7 states and one facility in the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—These interim, unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for interim financial information. The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007.

Use of Estimates—Preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value, expands related disclosures, but it does not require any new fair value measurements.

SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, effective February 6, 2008, the FASB deferred the effective date of SFAS 157 for one year for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted the financial asset and liability provisions of SFAS 157 on January 1, 2008. The Company has not adopted the non-financial asset and non-financial liability provisions of SFAS 157. See Note 8 for additional information including the effects of adoption on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure at fair value. The Company adopted SFAS 159 on January 1, 2008. Upon adoption and for the three months ended March 31, 2008, the Company did not elect any fair value options under the provisions of SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with earlier adoption allowed. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its financial statements.

3.	BALANCE SHEET COMPONENTS

Balance sheet components at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts receivable—gross	$37,488	$38,811
Less allowance for doubtful accounts	(6,206)	(6,901)

Accounts receivable—net	$31,282	$31,910

Other assets:
Capitalized financing costs—net	$22,376	$23,361
Deposits	886	874
Note receivable	551	563

Total other assets	$23,813	$24,798

Accrued liabilities:
Accrued payroll and related expenses	$9,831	$14,923
Accrued vacation	6,231	5,421
Accrued interest	3,986	9,647
Accrued expenses	6,144	7,591

Total accrued liabilities	$26,192	$37,582

Other current liabilities:
Deferred revenue	$13,973	$13,190
Client deposits	8,166	8,628
Insurance premium financing	1,605	2,653
Interest rate swap liability	3,280	1,662
Other liabilities	2,969	3,691

Total other current liabilities	$29,993	$29,824

4.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$19,230	$19,230
Building and improvements	64,993	63,316
Leasehold improvements	20,429	19,424
Furniture and fixtures	10,235	9,571
Computer equipment	8,465	8,146
Computer software	6,529	4,291
Motor vehicles	4,992	4,516
Field equipment	2,556	2,382
Construction in progress	8,018	8,792

	145,447	139,668
Less accumulated depreciation	(20,209)	(16,731)

Property and equipment—net	$125,238	$122,937

Depreciation expense was $3.5 million and $2.6 million for the three months ended March 31, 2008, and the three months ended March 31, 2007, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

For the quarter beginning October 1, 2007, the Company realigned its operating segments to better fit its organizational and operating strategy around three divisions: recovery, healthy living, and youth (see Note 13). In conjunction with this change, certain operating units within its youth and recovery division were transferred to its healthy living division. As a result, the corresponding goodwill of those operating units was allocated to the healthy living division. Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting healthy living under “corporate/other.”

Goodwill related to earnouts

Certain acquisition agreements acquired in the purchase of Aspen contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity’s operations exceed negotiated benchmarks. During the three months ended March 31, 2008, the youth segment recorded an additional liability of $0.2 million in other current liabilities as a result of one of the entities exceeding the benchmarks and recorded a corresponding increase to goodwill.

Changes to goodwill by reportable segment for the three months ended March 31, 2008 are as follows (in thousands):

	Recovery	Youth	Corporate/ Other	Total
Goodwill—December 31, 2007	$492,269	$214,870	$23,545	$730,684
Goodwill additions	—	—	—	—
Goodwill related to earnouts	—	224	—	224
Goodwill adjustments	27	(1)	7	33

Goodwill—March 31, 2008	$492,296	$215,093	$23,552	$730,941

The goodwill adjustments are for prior acquisitions and relate primarily to revisions of the original estimates.

Intangible assets at March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	March 31, 2008				December 31, 2007
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$45,400	$(3,121)	$42,279	20 years	$45,400	$(2,554)	$42,846
Accreditations	20 years	24,400	(1,678)	22,722	20 years	24,400	(1,373)	23,027
Curriculum	20 years	9,000	(619)	8,381	20 years	9,000	(506)	8,494
Government including
Medicaid contracts	15 years	35,600	(5,142)	30,458	15 years	35,600	(4,548)	31,052
Managed care contracts	10 years	14,400	(3,120)	11,280	10 years	14,400	(2,759)	11,641
Managed care contracts	5 years	100	(10)	90	5 years	100	(5)	95
Core developed technology	5 years	2,704	(1,176)	1,528	5 years	2,704	(1,041)	1,663
Covenants not to compete	3 years	152	(144)	8	3 years	152	(128)	24
Registration rights	2 years	200	(200)	—	2 years	200	(200)	—
Student contracts	1 year	2,241	(2,241)	—	1 year	2,241	(2,241)	—

Total intangible assets subject to amortization:		$134,197	$(17,451)	116,746		$134,197	$(15,355)	118,842

Intangible assets not subject to amortization:
Trademarks and trade names				183,725				183,725
Certificates of need				44,600				44,600
Regulatory licenses				43,221				43,221

Total intangible assets not subject to amortization				271,546				271,546

Total intangible assets				$388,292				$390,388

Amortization expense of intangible assets subject to amortization was $2.1 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

Estimated future amortization expense related to the amortizable intangible assets at March 31, 2008 is as follows (in thousands):

Fiscal Year
2008 (remaining nine months)	$6,242
2009	8,314
2011	8,314
2012	7,814
2013	7,768
Thereafter	78,294

Total	$116,746

6.	INCOME TAXES

The Company determines income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods.

The income tax benefit for the three months ended March 31, 2008 was $1.3 million, reflecting an effective tax rate of 41.9%. The income tax benefit for the three months ended March 31, 2007 was $0.1 million, reflecting an effective tax rate of 40.8%. The tax benefit for the three months ended March 31, 2008 was primarily the result of a $3.1 million loss.

7.	LONG-TERM DEBT

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Term loan	$412,986	$414,034
Revolving line of credit	40,500	26,500
Senior subordinated notes, net of discount of $2,333 in 2008 and $2,407 in 2007	197,667	197,593
Seller notes	9,560	10,206
Capital lease obligations	29	34

Total debt	660,742	648,367
Less current portion	(49,479)	(35,603)

Long-term debt—less current portion	$611,263	$612,764

Term Loan and Revolving Line of Credit—On November 17, 2006, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans (“Term Loan”) and $100.0 million of revolving credit. Effective April 16, 2007, the Company entered into Amendment No. 2 (“Amendment No. 2”) that amends the Company’s Amended and Restated Credit Agreement. Under Amendment No. 2, the Term Loan interest is payable quarterly at 90 day London Interbank Offered Rate (“LIBOR”) plus 2.25% per annum (previously 2.50% per annum); provided that on and after such time if the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Term Loan—Aggregate commitment of $419.3 million matures on February 6, 2013. The Term Loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day LIBOR plus 2.25% (4.92% at March 31, 2008). Under the Amendment No. 2, the Company must comply with certain restrictive financial covenants that limit the amount of capital expenditures the Company may make on an annual basis and require the Company to maintain certain levels of liquidity, debt to income ratios and interest coverage ratios. The Company was in compliance with all such covenants as of March 31, 2008.

Revolving Line of Credit—Maximum borrowings not to exceed $100.0 million. At the Company’s option, interest is currently payable at LIBOR plus 2.50% or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50% per annum. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At March 31, 2008, the outstanding balance under the revolving line of credit was $40.5 million and is recorded as current portion of long term debt. From time to time the revolving line of credit may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At March 31, 2008, there was no outstanding balance on the swing line loans. LCs outstanding at March 31, 2008, and December 31, 2007, were $6.4 million and $6.3 million, respectively, with interest payable quarterly at LIBOR plus 2.50% per annum. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries. The Company has historically and currently intends to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, the Company expects that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding.

Senior Subordinated Notes—On February 6, 2006, the Company issued $200.0 million aggregate principal amount of 10  3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016. Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s subsidiaries.

Seller Notes—Represents notes payable for amounts owed by Aspen Education Group arising out of achievement of certain earn out obligations per the terms of the underlying purchase agreements and to fund acquisitions made by Aspen Education Group prior to the acquisition of Aspen Education Group by the Company. Interest rates on these notes range from 7.00% to 10.25%. Principal and interest are payable quarterly through February 2013.

Capital Leases—Principal and interest are payable monthly at various dates through December 2009. Interest rates range from 8.42% to 12.20%.

Interest expense on total debt was $14.5 million for the three months ended March 31, 2008, and $15.2 million for the three months ended March 31, 2007.

8.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy, under the provisions of SFAS 157, also requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3:	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

As of March 31, 2008, the Company had an interest rate swap agreement which converted $90.0 million of its floating-rate debt to fixed-rate debt at 4.99%. This agreement is required to be measured at fair value on a recurring basis. The Company values its interest rate swap using indicative values based on mid-market levels which are derived by a third party using a proprietary model based upon well recognized financial principles and reasonable estimates about relevant future market conditions. This instrument is allocated to the Level 2 on the SFAS 157 fair value hierarchy because the critical inputs into this model, including the relevant yield curves and the known contractual terms of the instrument, are readily available. As of March 31, 2008, the fair value of this interest rate swap agreement was a liability of $3.3 million. The Company recognized a fair value swap loss of approximately $1.6 million and $0.3 million for the three months ended March 31, 2008, and March 31, 2007, respectively, and is recorded in other expense on the condensed consolidated statements of operations.

9.	COMMITMENTS AND CONTINGENCIES

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

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved.

Litigation—The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

Earnouts— Certain acquisition agreements acquired in the purchase of Aspen Education Group contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity’s operations exceed negotiated benchmarks. Additionally, future acquisitions may contain earnout provisions which would require the Company to pay amounts beyond the original purchase consideration upon satisfaction of defined performance benchmarks. The Company’s policy is to accrue the earnouts as they are earned and issue periodic payments on the earnouts through a combination of notes and cash payments.

10.	STOCK-BASED COMPENSATION

Description of Share-Based Plans

2006 Executive Incentive Plan, 2006 Management Incentive Plan and 2007 Incentive Plan

On February 6, 2006, the Group adopted the 2006 Executive Incentive Plan (the “Executive Plan”) and the 2006 Management Incentive Plan (the “Management Plan”) and on September 7, 2007, the Group adopted the 2007 Incentive Plan (the “Incentive Plan”). The Company refers to the Executive Plan, Management Plan and Incentive Plan collectively as the “Plans”. The Plans provide for options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. As of March 31, 2008, only non-incentive options (non-qualified under Internal Revenue Code Section 422) have been awarded under the Plans. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

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

Options granted under the Executive Plan and Incentive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control as defined in the Executive and Incentive plans; tranche 2 options vest and become exercisable upon achievement of certain performance conditions and a market condition, as defined in the Executive and Incentive plans; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions or alternatively upon achievement of certain performance conditions and a market condition, as defined in the Executive and Incentive plans. Tranche 1 options represent 50% of an option grant under the Executive and Incentive plans and tranches 2 and 3 options each represent 25% of the options granted under the Executive and Incentive plans.

Options granted under the Management Plan vest and become exercisable over five years as follows: 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control, as defined in the Management Plan.

In September 2007, the Group amended the Executive Plan to provide that any unvested tranche 3 options—options that vest over a 5 year period upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) reaching certain levels—would vest upon the first anniversary of an initial public offering, each six month anniversary thereafter or the date of a sale transaction if the value per unit (nine shares of Class A and one share of Class L) equals or exceeds $360 on such date. In conjunction with this modification the Company evaluated the impact on modified awards and determined that the incremental compensation cost was immaterial.

During the three months ended March 31, 2008, the Group’s board of directors increased the number of share units available under the Plans by 20,000 units. Consequently, at March 31, 2008, a maximum of 5,734,054 shares of Class A common stock of the Group and 637,117 shares of Class L common stock of the Group may be granted under the Plans. Additional fully vested options under the Executive Plan of 1,184,809 shares of Class A common stock of the Group and 131,647 shares of Class L common stock of the Group were issued in connection with rolled over options at the time of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC and the acquisition of Aspen Education Group by the Company in 2006.

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model for Management Plan grants, tranche 1 and 3 Executive Plan grants, and tranche 1 Incentive Plan grants. The Company uses the Monte Carlo simulation approach to a binomial model to determine the fair value of tranche 2 and 3 Incentive Plan grants and tranche 2 Executive Plan grants. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of market conditions for certain Executive Plan and Incentive Plan awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average grant date fair value of units granted during the three months ended March 31, 2008 and 2007 were $53.02 and $55.65 per unit, respectively. The fair value of share-based payment awards was estimated using following assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Black Scholes
Expected term (in years)	6.40	6.30
Expected volatility	38.70%	48.80%
Dividend yield	0%	0%
Risk-free interest rate	2.87%	4.70%
Binomial (Monte Carlo simulation)
Expected volatility	50.80%	55.10%
Dividend yield	0%	0%
Risk-free interest rate	3.53%	4.70%

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

•	Expected volatility utilized for the units granted during the period is based on the historical volatility of comparable public companies for periods corresponding to expected term of the awards.

•	No dividends are expected to be paid over the option term.

•	The risk-free rate used for options granted is based on the implied yield on U.S. Treasury constant maturities issued with a term equal to the expected term of the options.

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock based compensation expense related to the stock options granted by the Group is being recorded on the Company’s condensed consolidated financial statements, as substantially all grants have been made to employees of the Company. Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), the Company recognizes stock based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense of $1.2 million and $1.1 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense was $0.5 million and $0.4 million, respectively, for the three months ended March 31, 2008 and 2007.

As of March 31, 2008, $16.6 million of total unrecognized compensation, net of estimated forfeitures of $1.0 million, is expected to be recognized over a weighted-average period of 3.2 years if all performance conditions are met under the provisions of the plans. During the three months ended March 31, 2008, 257,849 shares vested with an aggregate grant date fair value of $1.4 million.

Stock Option Activity under the Plans

During the three months ended March 31, 2008, the Group granted 15,425 units, which represent 138,820 option shares to purchase Class A common stock of the Group and 15,425 option shares to purchase Class L common stock of the Group. Activity under the Plans for the three months ended March 31, 2008 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2007	7,251,136	$7.76	8.33
Granted	154,245	11.23	9.90
Exercised	(36,953)	2.62
Forfeited/cancelled/expired	(70,805)	9.74

Outstanding—March 31, 2008	7,297,623	$7.84	8.11

Exercisable—March 31, 2008	2,515,101	$4.98	7.94

Exercisable and expected to be exercisable	6,932,742	$7.84

As of March 31, 2008, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercisable was $24.8 million, $15.7 million and $23.6 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of March 31, 2008.

The Group recorded an immaterial amount of cash received for options exercised by certain non-director employees who terminated their employment with the Company. All cash received and paid related to the option exercise and Class A and L Common Stock retirement is reflected within the Company’s financial statements as Capital Contribution from Parent. The aggregate intrinsic value of share options exercised under equity compensation plans was $0.6 million for the three months ended March 31, 2008.

The following table presents the composition of options outstanding and exercisable as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.03 - $ 0.32	1,129,132	7.94	$0.10	1,129,132	$0.10
$ 1.00 - $ 3.30	5,449,568	8.15	1.13	1,145,270	1.06
$ 7.89 - $17.62	114,616	7.87	8.07	114,616	8.07
$81.00 - $98.16	604,307	7.05	82.74	126,083	81.51

Total	7,297,623	8.11	$7.84	2,515,101	$4.98

11.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC (“Bain Merger”), the Company and its security holders entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Parent, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s directors are employees of Bain Capital Partners, LLC, the Parent’s principal shareholder.

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC receives an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. The Company under this agreement paid management fees of $0.5 million during each of the three months ended March 31, 2008 and 2007, which is included in supplies, facilities and other operating costs.

The Company has acquired operating leases with certain employees resulting primarily from Aspen Education Group’s historic acquisitions. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements.

Two directors receive compensation for their services to the Company as consultants. During 2007, one director was granted options to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock and receives a salary of $10,000 per month in consideration for his services to the Company as a consultant. The other director receives a salary of $5,000 per month for consulting services rendered to the Company. Additionally, he retains an aggregate of 49,885 options for Class A common shares and 5,543 options for Class L common shares, with 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a member of the Board of Directors and 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a consultant.

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2008, the Company had outstanding $200.0 million aggregate principal amount of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by substantially all of the Company’s subsidiaries.

The following supplemental tables present consolidating balance sheets for the Company and its subsidiary guarantors as of March 31, 2008 and December 31, 2007, the consolidating statements of operations for the three months ended March 31, 2008 and 2007, and the consolidating statements of cash flows for the three months ended March 31, 2008 and 2007.

During 2007, management determined that the investment in subsidiary should be presented using the equity method in the parent column of the consolidating financial statements. As a result, the consolidating statement of operations and consolidating statement of cash flows for the three months ended March 31, 2007 have been restated from previously reported amounts to reflect the investment in subsidiaries using the equity method instead of the cost basis method. This restatement has no impact on net income of the subsidiary guarantors or subsidiary non-guarantors. There is no impact on the Company’s condensed consolidated financial statements as the investment in subsidiaries is eliminated in consolidation.

Condensed Consolidating Balance Sheet as of March 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,372	$252	$—	$2,624
Accounts receivable—net of allowance	2	30,814	466		31,282
Prepaid expenses	4,413	3,384	305		8,102
Other current assets	20	1,968	24		2,012
Income taxes receivable	1,599	(614)	—		985
Deferred income taxes	5,420	1,179	—		6,599

Total current assets	11,454	39,103	1,047	—	51,604
PROPERTY AND EQUIPMENT—Net	6,489	116,835	1,914		125,238
GOODWILL	—	719,143	11,798		730,941
INTANGIBLE ASSETS—Net	—	388,292	—		388,292
OTHER ASSETS	22,451	1,347	15		23,813
INVESTMENT IN SUBSIDIARIES	1,183,710	—	—	(1,183,710)	—

TOTAL ASSETS	$1,224,104	$1,264,720	$14,774	$(1,183,710)	$1,319,888

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,920	$2,347	$30	$—	$6,297
Accrued liabilities	9,687	14,563	1,942		26,192
Current portion of long-term debt	44,693	4,786	—		49,479
Other current liabilities	5,043	24,932	18		29,993

Total current liabilities	63,343	46,628	1,990	—	111,961
LONG-TERM DEBT—Less current portion	606,460	4,803	—		611,263
OTHER LONG-TERM LIABILITIES	177	5,671	—		5,848
DEFERRED INCOME TAXES	108,729	36,621	—		145,350

Total liabilities	778,709	93,723	1,990	—	874,422
MINORITY INTEREST	—	—	71	—	71
STOCKHOLDER’S EQUITY	445,395	1,170,997	12,713	(1,183,710)	445,395

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,224,104	$1,264,720	$14,774	$(1,183,710)	$1,319,888

Condensed Consolidating Balance Sheet as of December 31, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,929	$189	$—	$5,118
Accounts receivable—net of allowance	—	31,203	707		31,910
Prepaid expenses	4,315	3,162	67		7,544
Other current assets	19	2,099	2		2,120
Income taxes receivable	778	(585)	—		193
Deferred income taxes	5,420	1,179	—		6,599

Total current assets	10,532	41,987	965	—	53,484
PROPERTY AND EQUIPMENT—Net	5,629	115,392	1,916		122,937
GOODWILL	—	718,886	11,798		730,684
INTANGIBLE ASSETS—Net	—	390,388	—		390,388
OTHER ASSETS	23,435	1,348	15		24,798
INVESTMENT IN SUBSIDIARIES	1,179,387	—	—	(1,179,387)	—

TOTAL ASSETS	$1,218,983	$1,268,001	$14,694	$(1,179,387)	$1,322,291

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,241	$2,740	$33	$—	$7,014
Accrued liabilities	17,075	19,495	1,012		37,582
Current portion of long-term debt	30,693	4,910	—		35,603
Other current liabilities	4,381	24,843	600		29,824

Total current liabilities	56,390	51,988	1,645	—	110,023
LONG-TERM DEBT—Less current portion	607,434	5,330	—		612,764
OTHER LONG-TERM LIABILITIES	165	7,349	—		7,514
DEFERRED INCOME TAXES	109,245	36,622	—		145,867

Total liabilities	773,234	101,289	1,645	—	876,168
MINORITY INTEREST	—	—	374	—	374
STOCKHOLDER’S EQUITY	445,749	1,166,712	12,675	(1,179,387)	445,749

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,218,983	$1,268,001	$14,694	$(1,179,387)	$1,322,291

Consolidating Statements of Operations

For the Three Months Ended March 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$9	$111,446	$2,629	$—	$114,084
Other revenue	3	1,968	—		1,971
Management fee revenue	15,326	—	—	(15,326)	—

Net revenue	15,338	113,414	2,629	(15,326)	116,055

OPERATING EXPENSES:
Salaries and benefits	4,209	55,448	1,585		61,242
Supplies, facilities and other operating costs	3,449	29,101	2,046		34,596
Provision for doubtful accounts	8	1,590	56		1,654
Depreciation and amortization	521	4,945	108		5,574
Management fee expense	—	14,926	400	(15,326)	—

Total operating expenses	8,187	106,010	4,195	(15,326)	103,066

INCOME (LOSS) FROM OPERATIONS	7,151	7,404	(1,566)	—	12,989
INTEREST EXPENSE, NET	(14,328)	(189)	—		(14,517)
OTHER EXPENSE	(1,618)	—	—		(1,618)

(LOSS) INCOME BEFORE INCOME TAXES	(8,795)	7,215	(1,566)	—	(3,146)
INCOME TAX (BENEFIT) EXPENSE	(3,689)	3,027	(657)		(1,319)
MINORITY INTEREST IN LOSS OF A SUBSIDIARY	—	—	(303)		(303)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	3,582	—	—	(3,582)	—

NET (LOSS) INCOME	$(1,524)	$4,188	$(606)	$(3,582)	$(1,524)

Consolidating Statements of Operations

For the Three Months Ended March 31, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$4	$104,110	$2,368	$—	$106,482
Other revenue	2	1,438	8		1,448
Management fee revenue	12,483	—	—	(12,483)	—

Net revenue	12,489	105,548	2,376	(12,483)	107,930

OPERATING EXPENSES:
Salaries and benefits	3,437	50,698	1,173		55,308
Supplies, facilities and other operating costs	2,034	27,181	1,562		30,777
Provision for doubtful accounts	(1)	1,504	—		1,503
Depreciation and amortization	579	4,663	50		5,292
Management fee expense	—	11,929	554	(12,483)	—

Total operating expenses	6,049	95,975	3,339	(12,483)	92,880

INCOME (LOSS) FROM OPERATIONS	6,440	9,573	(963)	—	15,050
INTEREST EXPENSE, NET	(14,802)	(186)	(1)		(14,989)
OTHER EXPENSE	(296)	(11)	(1)		(308)

(LOSS) INCOME BEFORE INCOME TAXES	(8,658)	9,376	(965)	—	(247)
INCOME TAX (BENEFIT) EXPENSE	(3,533)	3,826	(394)		(101)
MINORITY INTEREST IN LOSS OF A SUBSIDIARY	—	—	(100)		(100)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	5,079	—	—	(5,079)	—

NET (LOSS) INCOME	$(46)	$5,550	$(471)	$(5,079)	$(46)

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(5,492)	$3,500	$(475)	$(3,582)	$(6,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(1,381)	(4,296)	(106)		(5,783)
Proceeds from sale of property and equipment		49			49
Prior period acquisition adjustments		(33)			(33)
Payments made under earnout arrangements		(2,066)			(2,066)

Net cash used in investing activities	(1,381)	(6,346)	(106)	—	(7,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(4,521)	295	644	3,582	—
Capital contributed by parent	24				24
Debt financing costs	(40)				(40)
Repayments of capital lease obligations		(6)			(6)
Net borrowings under revolving line of credit	14,000				14,000
Repayments of long-term debt	(2,590)				(2,590)

Net cash provided by financing activities	6,873	289	644	3,582	11,388

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,557)	63	—	(2,494)
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,929	189	—	5,118

CASH AND CASH EQUIVALENTS—End of period	$—	$2,372	$252	$—	$2,624

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2,409	$3,177	$(263)	$(5,079)	$244

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment—net	(657)	(4,670)	(648)		(5,975)
Proceeds from sale of property and equipment		26			26
Acquisition of businesses, net of cash acquired	(1,082)	—			(1,082)
Prior period acquisition adjustments		(226)			(226)

Net cash used in investing activities	(1,739)	(4,870)	(648)	—	(7,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(6,679)	569	1,031	5,079	—
Debt financing costs	(15)				(15)
Repayments of capital lease obligations		(36)			(36)
Net borrowings under revolving line of credit	7,400				7,400
Repayments of long-term debt	(1,376)				(1,376)

Net cash (used in) provided by financing activities	(670)	533	1,031	5,079	5,973

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,160)	120	—	(1,040)
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,167	39	—	4,206

CASH AND CASH EQUIVALENTS—End of period	$—	$3,007	$159	$—	$3,166

13.	SEGMENT INFORMATION

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

Reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer. The financial information used by the Company’s chief operating decision-maker includes net revenue, operating expenses, income (loss) from operations, total assets and capital expenditures.

The Company’s reportable segments are as follows:

Recovery—The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of March 31, 2008, the recovery segment provided substance abuse and behavioral health services to patients at 106 facilities located in 22 states.

Youth—The youth segment provides a wide variety of therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. As of March 31, 2008, the youth segment operated 29 educational facilities in 10 states and its offerings include boarding schools, experiential outdoor education programs and summer camps.

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

The healthy living division provides treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs. As of March 31, 2008, the healthy living division operated 13 facilities in 7 states and one facility in the United Kingdom.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net revenue:
Recovery division	$77,236	$70,407
Youth division	32,914	33,979
Corporate/other	5,905	3,544

Total consolidated net revenue	$116,055	$107,930

Operating expenses:
Recovery division	$56,461	$50,617
Youth division	33,134	32,691
Corporate/other	13,471	9,572

Total consolidated operating expenses	$103,066	$92,880

Income (loss) from operations:
Recovery division	$20,775	$19,790
Youth division	(220)	1,288
Corporate/other	(7,566)	(6,028)

Total consolidated income from operations	$12,989	$15,050

Income from operations before income taxes:
Total consolidated income from operations	$12,989	$15,050
Interest expense, net	(14,517)	(14,989)
Other expense	(1,618)	(308)

Total consolidated loss before income taxes	$(3,146)	$(247)

Capital expenditures:
Recovery division	$2,441	$3,602
Youth division	1,333	1,309
Corporate/other	2,009	1,064

Total consolidated capital expenditures	$5,783	$5,975

	March 31, 2008	December 31, 2007
Total assets:
Recovery division	$895,679	$895,506
Youth division	342,980	344,274
Corporate/other	81,229	82,511

Total consolidated assets	$1,319,888	$1,322,291

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Quarterly Report.

Unless the context otherwise requires, in this management’s discussion and analysis of financial condition and results of operations, the terms “our company,” “we,” “us,” “the Company” and “our” refer to CRC Health Corporation and its consolidated subsidiaries.

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

We have three operating segments: recovery division, youth division, and healthy living division. However, for the purposes of segment reporting and discussion, we combine healthy living division with our corporate/other reporting segment because the healthy living segment does not currently meet the quantitative thresholds for separate disclosure (see Note 13 to the condensed consolidated financial statements). As of March 31, 2008, our recovery division, which currently operates the 28 inpatient and 78 outpatient facilities in 22 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of March 31, 2008, our recovery division treated approximately 27,000 patients per day. As of March 31, 2008, our youth division, which currently operates 29 programs in 10 states and enrolled over 795 new students during the first quarter of 2008, provides a wide variety of therapeutic and educational programs for underachieving young people. Our healthy living division, which operates 13 facilities in 7 states and one facility in the United Kingdom, provides eating disorder and weight management services. Other activities classified as “corporate/other” represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

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

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with U.S. generally accepted accounting principles (“GAAP”). Our fiscal year end is December 31 and our first fiscal quarter ends on March 31. Unless otherwise stated, all year and quarterly dates refer to our fiscal year or our first fiscal quarter, respectively.

Management is responsible for the fair presentation of the accompanying condensed consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders’ equity for all periods presented.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. During the three months ended March 31, 2008 and 2007, we generated 84.4% and 86.2% of our net revenue from non-governmental sources, including 69.1% and 71.3% from self payors, respectively, and 15.3% and 14.9% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three months ended March 31, 2008 and 2007, our consolidated same-facility net revenue increased by 1.1% and 5.9% year over year, respectively. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three months ended March 31, 2008 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our condensed consolidated financial statements in Part I, Item 1 for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the three months ended March 31, 2008 and 2007 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Three Months Ended March 31,
Statement of Income Data:	2008	%	2007	%
Net revenue:
Recovery division	$77,236	66.6%	$70,407	65.2%
Youth division	32,914	28.4%	33,979	31.5%
Corporate / other(1)	5,905	5.0%	3,544	3.3%

Net revenue	116,055	100.0%	107,930	100%
Operating expenses:
Recovery division	56,461	48.7%	50,617	46.9%
Youth division	33,134	28.5%	32,691	30.3%
Corporate / other(1)	13,471	11.6%	9,572	8.9%

Total operating expenses	103,066	88.8%	92,880	86.1%
Income (loss) from operations:
Recovery division	20,775	17.9%	19,790	18.3%
Youth division	(220)	(0.2)%	1,288	1.2%
Corporate / other(1)	(7,566)	(6.5)%	(6,028)	(5.6)%

Income from operations	12,989	11.2%	15,050	13.9%
Interest expense, net	(14,517)		(14,989)
Other expense	(1,618)		(308)

Loss before income taxes	(3,146)		(247)
Income tax benefit	(1,319)		(101)
Minority interest in loss of a subsidiary	(303)		(100)

Net loss	$(1,524)		$(46)

(1)	Includes our healthy living division.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Effective October 1, 2007, we realigned our operations and internal organization structure as noted in our overview.

Consolidated net revenue increased $8.1 million, or 7.5%, to $116.0 million in 2008 from $107.9 million in 2007. Of the $8.1 million increase, the recovery division contributed $6.8 million, representing 9.7% growth for the division, and the remaining net revenue growth was driven by a net revenue increase of $2.4 million, or 66.6% in corporate/other. Our youth division had a revenue decrease of $1.1 million, or 3.1%. Excluding the one-time effect of a $2.1 million unearned revenue adjustment related to the Aspen acquisition during the three months ended March 31, 2007, the Company’s youth division revenue decreased $3.2 million, or 8.8% during the three months ended March 31, 2008. Of the $3.2 million decrease in youth division revenue, $2.1 million is attributed to a single therapeutic boarding school that experienced a significant increase in student graduations beginning in the quarter ended September 30, 2007 without a commensurate increase in new enrollments. Additionally, our youth division same–facility net revenue decreased $4.3 million, or 11.9% due in part from the impact from the aforementioned boarding school. The remaining decrease was due to lower census in both our residential and outdoor programs. Revenue growth in the recovery division was due to same-facility growth of $4.9 million, or 7.0%. The remaining increase resulted from an acquisition, completed in the quarter ended September 30, 2007, which contributed $1.4 million in the three months ended March 31, 2008 while $0.5 million was contributed by start-up facilities during the same period. Of the $2.4 million net revenue increase in corporate/other, $0.6 million or 19.2% was due to same facility growth and $2.0 million was contributed by start-ups and by an acquisition completed in the three months ended September 30, 2007.

Consolidated operating expenses increased $10.2 million, or 11.0%, to $103.1 million in 2008 from $92.9 million in 2007. Of the $10.2 million increase in operating expenses, the recovery division incurred an increase of $5.8 million, or 11.5%, corporate/other incurred an increase of $3.9 million, or 40.7%, and our youth division incurred an increase of $0.4 million, or 1.4%. For our recovery division, same-facility growth in operating expenses was $4.6 million, or 10.4%, and acquisition-related growth was $1.1 million. For corporate/other, same-facility growth in operating expenses was $0.6 million, or 20.1%. The remaining growth of $3.3 million was related to acquisition and start-up related growth of $2.0 million with the remaining increase of $1.3 million due to corporate and divisional administrative costs.

Our consolidated operating margin was 11.2% in the quarter ended March 31, 2008 compared to 13.9% in the quarter ended March 31, 2007. On a same-facility basis, our consolidated operating margin decreased to 27.3% in the quarter ended March 31, 2008 as compared to 31.8% in the quarter ended March 31, 2007. Recovery division same-facility operating margin decreased to 34.5% in the quarter ended March 31, 2008 as compared to 36.6% in the quarter ended March 31, 2007. Youth division same-facility operating margin decreased to 12.6% in the quarter ended March 31, 2008 as compared to 24.8% in the quarter ended March 31, 2007. The significant decrease in our youth division operating margin is in part due to a decrease of $1.7 million in net operating income from one single therapeutic boarding school, and the remaining decline is generally attributable to lower student days in the remaining youth division programs. Corporate/other same-facility operating margin decreased to 6.7% in the quarter ended March 31, 2008 as compared to 7.4% in the quarter ended March 31, 2007.

For the three months ended March 31, 2008, consolidated net income decreased by $1.5 million compared to the same period in 2007. The decrease in net income in 2008 was attributable to a decrease in operating margin of $2.1 million, a $1.3 million increase in interest swap related losses, a reduction in interest expense of $0.5 million, and a reduction in income tax expense of $1.2 million when compared to the same period in 2007. The effective tax rate for the three months ended March 31, 2008 was 41.9% compared to 40.8% in the same period of 2007.

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

We had negative working capital of $60.4 million at March 31, 2008, compared to negative working capital of $56.5 million at December 31, 2007. The decrease in working capital from March 31, 2008 compared to December 31, 2007 was primarily attributable to an increase of $13.9 million in current debt related to the revolving portion of our senior secured credit facilities. The increase in current debt was partially offset by slight increases in prepaid expenses and income tax receivables as well as by a decrease in accrued liabilities.

Sources and Uses of Cash

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash (used in) provided by operating activities	$(6,049)	$244
Net cash used in investing activities	(7,833)	(7,257)
Net cash provided by financing activities	11,388	5,973

Net decrease in cash	$(2,494)	$(1,040)

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Cash used in operating activities was $6.0 million for the three months ended March 31, 2008 compared to cash provided in operating activities of $0.2 million during the same period in 2007. The decrease in cash flows from operating activities during the three months ended March 31, 2008 is due to increases in accrued liabilities related to payroll and interest.

Cash used in investing activities was $7.8 million in for the three months ended March 31, 2008 compared to $7.3 million in the same period of 2007.

Cash provided by financing activities was $11.3 million for the three months ended March 31, 2008 compared to $6.0 million for the same period in 2007. The increase was primarily due to an increase of $6.6 million in net borrowings under the revolving line of credit.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of March 31, 2008, our senior secured credit facility was comprised of a $413.0 million senior secured term loan facility and a $100.0 million revolving credit facility. At March 31, 2008, the revolving credit facility had $53.1 million available for use by the Company, $40.5 million was outstanding and classified on our balance sheet as current portion of long term debt, and approximately $6.4 million of letters of credit were issued and outstanding. As part of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC, we issued $200.0 million in aggregate principal amount of senior subordinated notes of which $200.0 million outstanding, less original issue discount, remained outstanding at March 31, 2008. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing recovery and youth treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. We had historically and currently intend to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, we expect that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. We expect to spend approximately $8.2 million for maintenance related expenditures and an additional $21.2 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of March 31, 2008, we were in compliance with all such covenants.

Effective April 16, 2007, we entered into an amendment to our senior secured credit agreement dated November 17, 2006. Per the agreement, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2% per annum.

Funding Commitments

Certain agreements acquired in our acquisition of Aspen Education Group contain contingent earnout provisions that provide for additional payments in the amount of up to $1.0 million if the acquisitions meet performance milestones as specified in the agreements. For the three months ended March 31, 2008, we had incurred a liability of $0.5 million associated with such earnout obligations and made payments of $2.1 million.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference. As of March 31, 2008, our exposure to market risk has not changed materially since December 31, 2007.

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

As of March 31, 2008, except as set forth below, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Unfavorable student loan markets could negatively impact our revenues in our youth division.

Some students attending therapeutic boarding school in our youth division obtain private loans from lenders to finance a portion of their education. In response to recent tightening in the credit markets, certain lenders have announced that they will apply more stringent lending standards for private student loans. Continued tightening of the credit markets may result in financing difficulties for those students who rely on private student loans and could adversely impact our revenues.

Changes to federal, state and local regulations could prevent us from operating our existing facilities or acquiring additional facilities or could result in additional regulation of our operations which may cause our growth to be restrained, an increase in our operating expenses and our operating results to be adversely affected.

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

In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. For example, in 2007, legislators in the states of California and Indiana introduced bills that would impose new regulations affecting our operations. In addition, U.S. Representative Miller introduced federal legislation in April 2008, which, if adopted, would impose an additional layer of federal regulation on all private residential and outdoor treatment programs for youth under the age of 18. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth and harm our operating results.

Item 6.	Exhibits

The Exhibit Index beginning on page 33 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008

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