Form 10-Q
period 2008-06-30
CRC Health CORP
filed 2008-08-13
CIK 1360474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of August 12, 2008 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; reductions in the availability of governmental and private financial aid for CRC’s youth treatment programs; CRC’s substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC’s facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 7, 2008, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2008 AND DECEMBER 31, 2007
(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,369	$5,118
Accounts receivable, net of allowance for doubtful accounts of $5,725 in 2008 and $6,901 in 2007	31,630	31,910
Prepaid expenses	8,113	7,544
Other current assets	1,673	2,120
Income taxes receivable	—	193
Deferred income taxes	6,599	6,599
Total current assets	58,384	53,484
PROPERTY AND EQUIPMENT—Net	128,132	122,937
GOODWILL	731,396	730,684
INTANGIBLE ASSETS—Net	386,206	390,388
OTHER ASSETS	22,818	24,798
TOTAL ASSETS	$1,326,936	$1,322,291
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,702	$7,014
Accrued liabilities	39,040	37,582
Current portion of long-term debt	39,476	35,603
Other current liabilities	31,550	29,824
Total current liabilities	116,768	110,023
LONG-TERM DEBT—Less current portion	609,829	612,764
OTHER LIABILITIES	5,856	7,514
DEFERRED INCOME TAXES	144,838	145,867
Total liabilities	877,291	876,168
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	17	374
STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	440,606	438,608
Retained earnings	9,374	7,141
Accumulated other comprehensive income	(352)	—
Total stockholder’s equity	449,628	445,749
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,326,936	$1,322,291

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
NET REVENUE:
Net client service revenue	$120,284	$114,384	$234,368	$220,866
Other revenue	2,008	1,409	3,979	2,857
Total net revenue	122,292	115,793	238,347	223,723
OPERATING EXPENSES:
Salaries and benefits	61,288	56,380	122,530	111,688
Supplies, facilities and other operating costs	36,058	33,384	70,654	64,161
Provision for doubtful accounts	1,641	1,525	3,295	3,028
Depreciation and amortization	5,840	5,621	11,414	10,913
Total operating expenses	104,827	96,910	207,893	189,790
INCOME FROM OPERATIONS	17,465	18,883	30,454	33,933
INTEREST EXPENSE, NET	(12,505)	(14,813)	(27,022)	(29,802)
OTHER INCOME (EXPENSE)	1,585	766	(33)	458
INCOME BEFORE INCOME TAXES	6,545	4,836	3,399	4,589
INCOME TAX EXPENSE	2,842	1,974	1,523	1,873
MINORITY INTEREST IN LOSS OF SUBSIDIARIES	(54)	(52)	(357)	(152)
NET INCOME	$3,757	$2,914	$2,233	$2,868

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,233	$2,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,414	10,913
Amortization of debt discount and capitalized financing costs	2,225	2,248
Loss (gain) on interest rate swap agreement	33	(462)
Gain on disposition of property	(1)	(10)
Provision for doubtful accounts	3,295	3,028
Stock-based compensation	2,303	2,143
Deferred income taxes	(1,029)	(870)
Minority interest	(357)	(152)
Changes in assets and liabilities:
Accounts receivable	(3,015)	(2,362)
Income taxes receivable	193	2,266
Prepaid expenses	(569)	105
Other current assets	447	(1,113)
Accounts payable	(312)	67
Accrued liabilities	1,433	(3,227)
Other current liabilities	2,616	5,124
Other assets	42	269
Other liabilities	(120)	141
Net cash provided by operating activities	20,831	20,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(12,523)	(14,968)
Proceeds from sale of property and equipment	55	29
Acquisition of business, net of cash acquired	—	(1,085)
Acquisition adjustments	(33)	1,029
Payments made under earnout arrangements	(2,531)	—
Net cash used in investing activities	(15,032)	(14,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed to Parent	(305)	—
Capitalized financing costs	(136)	(622)
Repayment of capital lease obligations	(11)	(104)
Net borrowings (payments) under revolving line of credit	4,000	(3,600)
Repayments of long-term debt	(4,096)	(2,669)
Net cash used in financing activities	(548)	(6,995)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,251	(1,014)
CASH AND CASH EQUIVALENTS—Beginning of period	5,118	4,206
CASH AND CASH EQUIVALENTS—End of period	$10,369	$3,192
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for contingent consideration	$416	$4,543
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$25,798	$28,062
Cash paid for income taxes, net of refunds	$683	$478

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

CRC Health Corporation (“the Company”) is a wholly owned subsidiary of CRC Health Group, Inc., referred to as “the Group” or “the Parent.” The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and addiction disease treatment services through residential and outpatient treatment facilities, which are referred to as the Company’s recovery division. As of June 30, 2008, the Company operated 106 residential and outpatient treatment facilities in 22 states and treated approximately 28,000 patients per day. The Company delivers its youth treatment services through its residential schools, wilderness programs and summer camps, which are referred to as the Company’s youth division. As of June 30, 2008, the Company’s youth division operated programs at 29 facilities in 10 states. The Company’s healthy living division provides treatment services for eating disorders and obesity, each of which may be effectively treated through a combination of medical, psychological and social treatment programs. As of June 30, 2008, the Company’s healthy living division operated 16 facilities in eight states and one facility in the United Kingdom.

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

Recent Accounting Pronouncements— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value and expands related disclosures, but it does not require any new fair value measurements.

SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, effective February 6, 2008, the FASB deferred the effective date of SFAS 157 for one year for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted the financial asset and liability provisions of SFAS 157 on January 1, 2008. The Company has not adopted the non-financial asset and non-financial liability provisions of SFAS 157. See Note 9 for additional information including the effects of adoption on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure at fair value. The Company adopted SFAS 159 on January 1, 2008. Upon adoption and for the six months ended June 30, 2008, the Company did not elect any fair value options under the provisions of SFAS 159.

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

3.	BALANCE SHEET COMPONENTS

Balance sheet components at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts receivable—gross	$37,355	$38,811
Less allowance for doubtful accounts	(5,725)	(6,901)
Accounts receivable—net	$31,630	$31,910
Other assets:
Capitalized financing costs—net	$21,421	$23,361
Deposits	858	874
Note receivable	539	563
Total other assets	$22,818	$24,798
Accrued liabilities:
Accrued payroll and related expenses	$14,792	$14,923
Accrued vacation	6,561	5,421
Accrued interest	9,027	9,647
Other accrued expenses	8,660	7,591
Total accrued liabilities	$39,040	$37,582
Other current liabilities:
Deferred revenue	$15,149	$13,190
Client deposits	10,831	8,628
Insurance premium financing	806	2,653
Interest rate swap liability	2,047	1,662
Other	2,717	3,691
Total other current liabilities	$31,550	$29,824

4.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$21,593	$19,230
Building and improvements	64,409	63,316
Leasehold improvements	21,318	19,424
Furniture and fixtures	11,381	9,571
Computer equipment	9,012	8,146
Computer software	6,969	4,291
Motor vehicles	5,267	4,516
Field equipment	2,740	2,382
Construction in progress	9,376	8,792
	152,065	139,668
Less accumulated depreciation	(23,933)	(16,731)
Property and equipment—net	$128,132	$122,937

Depreciation expense was $3.8 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively, and $7.2 million and $5.6 million for the six months ended June 30, 2008 and 2007, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

For the quarter beginning October 1, 2007, the Company realigned its operating segments to better fit its organizational and operating strategy around three divisions: recovery, healthy living and youth (see Note 15). In conjunction with this change, certain operating units within its youth and recovery division were transferred to its healthy living division. As a result, the corresponding goodwill of those operating units was allocated to the healthy living division. Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), the Company is reporting healthy living under "corporate/other."

Changes to goodwill by reportable segment for the six months ended June 30, 2008 are as follows (in thousands):

	Recovery (restated)	Youth (restated)	Corporate/ Other	Total
Goodwill December 31, 2007	$488,318	$218,821	$23,545	$730,684
Goodwill additions	—	—	—	—
Goodwill related to earnouts	—	641	—	641
Goodwill adjustments	25	(1)	47	71
Goodwill June 30, 2008	$488,343	$219,461	$23,592	$731,396

Goodwill related to earnouts

Certain acquisition agreements acquired in the purchase of Aspen Education Group contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity's operations exceed negotiated benchmarks. During the six months ended June 30, 2008, the youth segment recorded additional goodwill of $0.6 million as a result of one of the entities exceeding the benchmarks.

Goodwill Adjustments

The goodwill adjustments are for prior acquisitions and relate primarily to revisions of the original estimates.

Other Adjustments

Subsequent to the issuance of the Company's 2007 financial statements, the Company determined that errors were made in the allocation of goodwill attributable to the Company's segments.  Goodwill as of December 31, 2007 has been reduced by $3.9 million for the Company's recovery division and has been increased by $3.9 million for the youth division from amounts previously reported.   There is no other effect on the Company's consolidated financial statements related to the above disclosures.

Intangible assets at June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	June 30, 2008				December 31, 2007
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$45,400	$(3,689)	$41,711	20 years	$45,400	$(2,554)	$42,846
Accreditations	20 years	24,400	(1,983)	22,417	20 years	24,400	(1,373)	23,027
Curriculum	20 years	9,000	(731)	8,269	20 years	9,000	(506)	8,494
Government including
Medicaid contracts	15 years	35,600	(5,735)	29,865	15 years	35,600	(4,548)	31,052
Managed care contracts	10 years	14,400	(3,480)	10,920	10 years	14,400	(2,759)	11,641
Managed care contracts	5 years	100	(15)	85	5 years	100	(5)	95
Core developed technology	5 years	2,704	(1,311)	1,393	5 years	2,704	(1,041)	1,663
Covenants not to compete	3 years	152	(152)	—	3 years	152	(128)	24
Registration rights	2 years	200	(200)	—	2 years	200	(200)	—
Student contracts	1 year	2,241	(2,241)	—	1 year	2,241	(2,241)	—
Total intangible assets subject to amortization:		$134,197	$(19,537)	114,660		$134,197	$(15,355)	118,842
Intangible assets not subject to amortization:
Trademarks and trade names				183,725				183,725
Certificates of need				44,600				44,600
Regulatory licenses				43,221				43,221
Total intangible assets not subject to amortization				271,546				271,546
Total intangible assets				$386,206				$390,388

Amortization expense of intangible assets subject to amortization was $2.1 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $4.2 million and $5.4 million for the six months ended June 30, 2008 and 2007, respectively.

Estimated future amortization expense related to the amortizable intangible assets at June 30, 2008 is as follows (in thousands):

Fiscal Year
2008 (remaining 6 months)	$4,156
2009	8,314
2011	8,314
2012	7,814
2013	7,768
Thereafter	78,294
Total	$114,660

6.	INCOME TAXES

The Company determines income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods.

The income tax expense for the three and six months ended June 30, 2008 was $2.8 million and $1.5 million, respectively, reflecting an effective tax rate of 43.4% and 44.8%, respectively. The income tax expense for the three and six months ended June 30, 2007 was $2.0 million and $1.9 million, respectively, reflecting an effective tax rate of 40.8% in both periods.

7.	LONG-TERM DEBT

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Term loan	$411,938	$414,034
Revolving line of credit	30,500	26,500
Senior subordinated notes, net of discount of $2,258 in 2008 and $2,407 in 2007	197,742	197,593
Seller notes	9,102	10,206
Capital lease obligations	23	34
Total debt	649,305	648,367
Less current portion	(39,476)	(35,603)
Long-term debt—less current portion	$609,829	$612,764

Interest expense on total debt was $12.5 million and $15.1 million for the three months ended June 30, 2008 and 2007, respectively, and $27.1 million and $30.2 million for the six months ended June 30, 2008 and 2007, respectively.

8.	FINANCIAL INSTRUMENTS

Derivatives -Interest Rate Swaps

As of June 30, 2008, the Company had an interest rate swap agreement which converted $80 million of its floating-rate debt to fixed-rate debt at 4.99%.  As of June 30, 2008, the interest rate swap has not been designated as a qualifying hedge under the provisions of SFAS 133. On July 1, 2008 (the “off-market” date) the Company designated the interest rate swap as a qualifying SFAS 133 hedge.  In accordance with the Company’s risk management policy, future changes in the fair value of the interest rate swap will be recognized in other comprehensive income (“OCI”) for the remaining contractual life of the interest rate swap.  Accumulated ineffectiveness as of the off-market date will be amortized over the contractual life of the interest rate swap. Additionally, future ineffectiveness in hedging activity related to the interest swap, if any, will be reclassified to earnings in the period during which the ineffectiveness is measured.

On June 30, 2008, as provided for in the Credit Agreement and retained in the Amended and Restated Credit Agreement and Amendment No. 2, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $200.0 million. The effective date of the agreement is June 30, 2008 and has a maturity date of July 1, 2011.  The interest rate swap agreement is designated as a hedge under SFAS 133.  Under the interest rate swap, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million.

The fair value of the Company’s interest rate swaps and their effects on OCI, if any, are discussed in Note 9 and in Note 10.

9.	FAIR VALUE MEASUREMENTS

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

The Company values its interest rate swaps using indicative values based on mid-market levels and terminal values which are derived using proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions. These instruments are allocated to the Level 2 on the SFAS 157 fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. As of June 30, 2008, the aggregate fair value of the Company’s interest rate swap agreements was a liability of $2.0 million. For its interest rate swap agreement executed February 28, 2006, the Company recognized a gain of approximately $1.6 million and an immaterial amount of loss for the three and six months ended June 30, 2008, respectively, and a gain of $0.8 million and $0.4 million for the three and six months ended on June 30, 2007, respectively, and is recorded in other income on the condensed consolidated statements of operations.   The Company recognized a loss of approximately $0.4 million for the three and six months ended June 30, 2008, respectively, on its interest rate swap agreement executed on June 30, 2008 and is recorded in other comprehensive income.

10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income includes other gains and losses affecting equity that are excluded from net income.  The components of other comprehensive income consist of changes in the fair value of derivative financial instruments.

Comprehensive income for the three and six months ended June 30, 2008 and 2007 are comprised of the following (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income	$3,757	$2,914	$2,233	$2,868
Other comprehensive income
Net change in unrealized losses on cash flow hedges	(352)	—	(352)	—
Total other comprehensive income	$3,405	$2,914	$1,881	$2,868

11.	COMMITMENTS AND CONTINGENCIES

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

 As of June 30, 2008, only non-incentive options (non-qualified under Internal Revenue Code Section 422) have been awarded under the Plans. Options granted under the Plans represent the right to purchase units of Group shares. One unit consists of nine shares of class A and one share of class L common stock of the Group.

Options under the Plans may be granted with a term of up to ten years at an exercise price generally not less than fair market value of the shares subject to the award, determined as of the award date. In the case that the incentive stock options are granted to a 10% shareholder, an exercise price shall not be less than 110% of the fair market value of the shares subject to the award at the grant date. All options granted under the Plans generally expire ten years from the date of grant.

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

In September 2007, the Group amended the Executive Plan to provide that any unvested tranche 3 options—options that vest over a five year period upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) reaching certain levels—would vest upon the first anniversary of an initial public offering, each six month anniversary thereafter or the date of a sale transaction if the value per unit (nine shares of Class A and one share of Class L) equals or exceeds $360 on such date. In conjunction with this modification the Company evaluated the impact on modified awards and determined that the incremental compensation cost was immaterial.

During the six months ended June 30, 2008, the Group’s board of directors increased the number of share units available under the Plans by 20,000 units. Consequently, at June 30, 2008, a maximum of 5,734,054 shares of Class A common stock of the Group and 637,117 shares of Class L common stock of the Group may be granted under the Plans. Additional fully vested options under the Executive Plan of 1,184,809 shares of Class A common stock of the Group and 131,647 shares of Class L common stock of the Group were issued in connection with rolled over options at the time of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC in February 2006 and the acquisition of Aspen Education Group by the Company in November 2006.

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted using the Black Scholes option valuation model for Management Plan grants, tranche 1 and 3 Executive Plan grants, and tranche 1 Incentive Plan grants. The Company uses the Monte Carlo simulation approach to a binomial model to determine the fair value of tranche 2 and 3 Incentive Plan grants and tranche 2 Executive Plan grants. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of market conditions for certain Executive Plan and Incentive Plan awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average grant date fair value of units granted during the three months ended June 30, 2008 and 2007 were $55.45 and $54.55 per unit, respectively.

The following assumptions were used to calculate the weighted average grant date fair values of employee stock options for the periods presented below:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Black Scholes
Expected term (in years)	6.22	6.35
Expected volatility	39.50%	45.90%
Dividend yield	0%	0%
Risk-free interest rate	3.38%	5.06%
Binomial (Monte Carlo simulation)
Expected volatility	51.78%	54.50%
Dividend yield	0%	0%
Risk-free interest rate	3.92%	5.06%

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Black Scholes
Expected term (in years)	6.31	6.33
Expected volatility	39.10%	47.40%
Dividend yield	0%	0%
Risk-free interest rate	3.13%	4.88%
Binomial (Monte Carlo simulation)
Expected volatility	51.29%	54.80%
Dividend yield	0%	0%
Risk-free interest rate	3.73%	4.88%

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

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock based compensation expense related to the stock options granted by the Group is being recorded on the Company’s condensed consolidated financial statements, as substantially all grants have been made to employees of the Company. Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004),  Share-Based Payment  (“SFAS 123(R)”), the Company recognizes stock based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Stock option compensation expense related to employee stock options granted under the Plans was $1.1 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.  Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense was $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, $15.4 million of total unrecognized compensation, net of estimated forfeitures of $0.8 million, is expected to be recognized over a weighted-average period of 2.98 years if all performance conditions are met under the provisions of the plans. During the three and six months ended June 30, 2008, 51,802 and 309,651 shares vested with an aggregate grant date fair value of $0.3 million and $1.7 million, respectively.

Stock Option Activity under the Plans

During the six months ended June 30, 2008, the Group granted units, which represent option shares to purchase Class A common stock of the Group and option shares to purchase Class L common stock of the Group. Activity under the Plans for the six months ended June 30, 2008 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2007	7,251,136	$7.76	8.33
Granted	243,175	11.23	9.75
Exercised	(38,793)	2.98
Forfeited/cancelled/expired	(204,282)	9.67
Outstanding—June 30, 2008	7,251,236	$7.84	7.88
Exercisable—June 30, 2008	2,556,122	$5.06	7.71
Exercisable and expected to be exercisable	6,888,674	$7.84

As of June 30, 2008, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercisable was $24.6 million, $15.8 million and $23.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of June 30, 2008.

The Group recorded an immaterial amount of cash received for options exercised by certain non-director employees who terminated their employment with the Company. All cash received and paid related to the option exercise and Class A and L Common Stock retirement is reflected within the Company’s financial statements as Capital Contribution from Parent. The aggregate intrinsic value of share options exercised under equity compensation plans for the three months ended June 30, 2008 was immaterial. For the six months ended June 30, 2008, the aggregate intrinsic value of share options exercised under equity compensation plans was $0.3 million.

The following table presents the composition of options outstanding and exercisable as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.03 - $ 0.32	1,129,132	7.69	$0.10	1,129,132	$0.10
$1.00 - $ 3.30	5,407,818	7.93	1.13	1,182,190	1.07
$7.89 - $17.62	114,616	7.62	8.07	114,616	8.07
$81.00 - $98.16	599,670	7.93	82.92	130,184	81.71
Total	7,251,236	7.88	$7.84	2,556,122	$5.06

13.	RELATED PARTY TRANSACTIONS

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

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC receives an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. The Company under this agreement paid management fees approximating $0.5 million during each of the three months ended June 30, 2008 and 2007 and approximately $1.1 million for the each of the six months ended June 30, 2008 and 2007, which is included in supplies, facilities and other operating costs.

The Company leases buildings from certain employees. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements.

Two directors receive compensation for their services to the Company as consultants. During 2007, one director was granted options to purchase 13,435 shares of Class A common stock of the Group and options to purchase 1,492 shares of Class L common stock of the Group and receives a salary of $10,000 per month in consideration for his services to the Company as a consultant. The other director receives a salary of $5,000 per month for consulting services rendered to the Company. Additionally, he retains an aggregate of 49,885 options for Class A common shares and 5,543 options for Class L common shares, with 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a member of the board of directors and 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a consultant.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2008, the Company had $200.0 million aggregate principal amount of the 10.75% Senior Subordinated Notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2008 and December 31, 2007, the condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007.

For the year 2007, management determined that allocations including income tax accounts and intercompany management fee revenue should be allocated to the parent and the investment in the Company’s subsidiaries should be presented using the equity method in the parent column of the consolidating financial statements. As a result, the consolidating balance sheet for the year ended December 31, 2007 and the consolidating statement of operations and consolidating statement of cash flows for the three and six months ended June 30, 2007 have been restated from previously reported amounts to reflect the allocations and the investment in subsidiaries using the equity method instead of the cost basis method. There is no impact on the Company’s condensed consolidated financial statements as the allocations and investment in subsidiaries are eliminated in consolidation.

Condensed Consolidating Balance Sheet as of June 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,515	$854	$—	$10,369
Accounts receivable—net of allowance	1	31,031	598		31,630
Prepaid expenses	4,517	3,117	479		8,113
Other current assets	19	1,611	43		1,673
Deferred income taxes	6,599	—	—		6,599
Total current assets	11,136	45,274	1,974	—	58,384
PROPERTY AND EQUIPMENT—Net	7,508	117,916	2,708		128,132
GOODWILL	—	719,598	11,798		731,396
INTANGIBLE ASSETS—Net	—	386,206	—		386,206
OTHER ASSETS	21,511	1,285	22		22,818
INVESTMENT IN SUBSIDIARIES	1,219,459	—	—	(1,219,459)	—
TOTAL ASSETS	$1,259,614	$1,270,279	$16,502	$(1,219,459)	$1,326,936
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,505	$2,065	$132	$—	$6,702
Accrued liabilities	17,348	19,887	1,805		39,040
Current portion of long-term debt	34,693	4,783	—		39,476
Other current liabilities	2,941	23,529	5,080		31,550
Total current liabilities	59,487	50,264	7,017	—	116,768
LONG-TERM DEBT—Less current portion	605,487	4,342	—		609,829
OTHER LIABILITIES	174	5,682	—		5,856
DEFERRED INCOME TAXES	144,838	—	—		144,838
Total liabilities	809,986	60,288	7,017	—	877,291
MINORITY INTEREST	—	—	17	—	17
STOCKHOLDER’S EQUITY	449,628	1,209,991	9,468	(1,219,459)	449,628
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,259,614	$1,270,279	$16,502	$(1,219,459)	$1,326,936

Condensed Consolidating Balance Sheet as of December 31, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,929	$189	$—	$5,118
Accounts receivable—net of allowance	—	31,203	707		31,910
Prepaid expenses	4,315	3,162	67		7,544
Other current assets	19	2,099	2		2,120
Income taxes receivable	193	—	—		193
Deferred income taxes	6,599	—	—		6,599
Total current assets	11,126	41,393	965	—	53,484
PROPERTY AND EQUIPMENT—Net	5,629	115,392	1,916		122,937
GOODWILL	—	718,886	11,798		730,684
INTANGIBLE ASSETS—Net	—	390,388	—		390,388
OTHER ASSETS	23,436	1,347	15		24,798
INVESTMENT IN SUBSIDIARIES	1,215,413	—	—	(1,215,413)	—
TOTAL ASSETS	$1,255,604	$1,267,406	$14,694	$(1,215,413)	$1,322,291
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,240	$2,741	$33	$—	$7,014
Accrued liabilities	17,075	19,495	1,012		37,582
Current portion of long-term debt	30,693	4,910	—		35,603
Other current liabilities	4,381	24,843	600		29,824
Total current liabilities	56,389	51,989	1,645	—	110,023
LONG-TERM DEBT—Less current portion	607,434	5,330	—		612,764
OTHER LIABILITIES	165	7,349	—		7,514
DEFERRED INCOME TAXES	145,867	—	—		145,867
Total liabilities	809,855	64,668	1,645	—	876,168
MINORITY INTEREST	—	—	374	—	374
STOCKHOLDER’S EQUITY	445,749	1,202,738	12,675	(1,215,413)	445,749
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,255,604	$1,267,406	$14,694	$(1,215,413)	$1,322,291

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$3	$114,356	$5,925	$—	$120,284
Other revenue	3	2,005	—		2,008
Management fee revenue	23,355	—	—	(23,355)	—
Total net revenue	23,361	116,361	5,925	(23,355)	122,292
OPERATING EXPENSES:
Salaries and benefits	3,967	54,412	2,909		61,288
Supplies, facilities and other operating costs	535	32,292	3,231		36,058
Provision for doubtful accounts	—	1,614	27		1,641
Depreciation and amortization	603	5,018	219		5,840
Management fee expense	—	22,381	974	(23,355)	—
Total operating expenses	5,105	115,717	7,360	(23,355)	104,827
INCOME (LOSS) FROM OPERATIONS	18,256	644	(1,435)	—	17,465
INTEREST EXPENSE, NET	(12,319)	(186)	—		(12,505)
OTHER INCOME	1,585	—	—		1,585
INCOME (LOSS) BEFORE INCOME TAXES	7,522	458	(1,435)	—	6,545
INCOME TAX EXPENSE (BENEFIT)	3,118	412	(688)		2,842
MINORITY INTEREST IN LOSS OF SUBSIDIARIES	—	—	(54)		(54)
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES, NET OF TAX	(647)	—	—	647	—
NET INCOME (LOSS)	$3,757	$46	$(693)	$647	$3,757

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$10	$110,772	$3,602	$—	$114,384
Other revenue	2	1,398	9		1,409
Management fee revenue	19,688	—	—	(19,688)	—
Total net revenue	19,700	112,170	3,611	(19,688)	115,793
OPERATING EXPENSES:
Salaries and benefits	3,385	51,486	1,509		56,380
Supplies, facilities and other operating costs	2,251	28,886	2,247		33,384
Provision for doubtful accounts	—	1,513	12		1,525
Depreciation and amortization	508	5,049	64		5,621
Management fee expense	—	18,846	842	(19,688)	—
Total operating expenses	6,144	105,780	4,674	(19,688)	96,910
INCOME (LOSS) FROM OPERATIONS	13,556	6,390	(1,063)	—	18,883
INTEREST EXPENSE, NET	(14,595)	(218)	—		(14,813)
OTHER INCOME (EXPENSE)	767	(1)	—		766
(LOSS) INCOME BEFORE INCOME TAXES	(272)	6,171	(1,063)	—	4,836
INCOME TAX (BENEFIT) EXPENSE	(111)	2,519	(434)		1,974
MINORITY INTEREST IN LOSS OF SUBSIDIARIES	—	—	(52)		(52)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	3,075	—	—	(3,075)	—
NET INCOME (LOSS)	$2,914	$3,652	$(577)	$(3,075)	$2,914

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$12	$225,802	$8,554	$—	$234,368
Other revenue	6	3,973	—		3,979
Management fee revenue	38,681	—	—	(38,681)	—
Total net revenue	38,699	229,775	8,554	(38,681)	238,347
OPERATING EXPENSES:
Salaries and benefits	8,176	109,860	4,494		122,530
Supplies, facilities and other operating costs	3,984	61,393	5,277		70,654
Provision for doubtful accounts	8	3,205	82		3,295
Depreciation and amortization	1,124	9,962	328		11,414
Management fee expense	—	37,307	1,374	(38,681)	—
Total operating expenses	13,292	221,727	11,555	(38,681)	207,893
INCOME (LOSS) FROM OPERATIONS	25,407	8,048	(3,001)	—	30,454
INTEREST EXPENSE, NET	(26,647)	(375)	—		(27,022)
OTHER EXPENSE	(33)	—	—		(33)
(LOSS) INCOME BEFORE INCOME TAXES	(1,273)	7,673	(3,001)	—	3,399
INCOME TAX (BENEFIT) EXPENSE	(571)	3,439	(1,345)		1,523
MINORITY INTEREST IN LOSS OF SUBSIDIARIES	—	—	(357)		(357)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	2,935	—	—	(2,935)	—
NET INCOME (LOSS)	$2,233	$4,234	$(1,299)	$(2,935)	$2,233

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$14	$214,882	$5,970	$—	$220,866
Other revenue	4	2,836	17		2,857
Management fee revenue	39,138	—	—	(39,138)	—
Total net revenue	39,156	217,718	5,987	(39,138)	223,723
OPERATING EXPENSES:
Salaries and benefits	6,822	102,184	2,682		111,688
Supplies, facilities and other operating costs	4,245	56,107	3,809		64,161
Provision for doubtful accounts	(1)	3,017	12		3,028
Depreciation and amortization	1,087	9,712	114		10,913
Management fee expense	—	37,742	1,396	(39,138)	—
Total operating expenses	12,153	208,762	8,013	(39,138)	189,790
INCOME (LOSS) FROM OPERATIONS	27,003	8,956	(2,026)	—	33,933
INTEREST EXPENSE, NET	(29,397)	(404)	(1)		(29,802)
OTHER INCOME (EXPENSE)	430	29	(1)		458
(LOSS) INCOME BEFORE INCOME TAXES	(1,964)	8,581	(2,028)	—	4,589
INCOME TAX (BENEFIT) EXPENSE	(802)	3,503	(828)		1,873
MINORITY INTEREST IN LOSS OF SUBSIDIARIES	—	—	(152)		(152)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	4,030	—	—	(4,030)	—
NET INCOME (LOSS)	$2,868	$5,078	$(1,048)	$(4,030)	$2,868

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$2,777	$14,354	$3,700	$—	$20,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,987)	(9,213)	(323)		(12,523)
Proceeds from sale of property and equipment		55			55
Prior period acquisition adjustments		(33)			(33)
Payments made under earnout arrangements	(2,531)				(2,531)
Net cash used in investing activities	(5,518)	(9,191)	(323)	—	(15,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	3,278	(566)	(2,712)		—
Capital distributed to Parent	(305)				(305)
Capitalized financing costs	(136)				(136)
Repayments of capital lease obligations		(11)			(11)
Net borrowings under revolving line of credit	4,000				4,000
Repayments of long-term debt	(4,096)				(4,096)
Net cash provided by (used in) financing activities	2,741	(577)	(2,712)	—	(548)
INCREASE IN CASH AND CASH EQUIVALENTS	—	4,586	665	—	5,251
CASH AND CASH EQUIVALENTS Beginning of period	—	4,929	189	—	5,118
CASH AND CASH EQUIVALENTS End of period	$—	$9,515	$854	$—	$10,369

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$6,634	$11,848	$2,494	$—	$20,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,667)	(12,854)	(447)		(14,968)
Proceeds from sale of property and equipment		29			29
Acquisition of businesses, net of cash acquired	(1,085)				(1,085)
Prior period acquisition adjustments		1,029			1,029
Net cash used in investing activities	(2,752)	(11,796)	(447)	—	(14,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	3,009	(908)	(2,101)		—
Capitalized financing costs	(622)				(622)
Repayments of capital lease obligations		(104)			(104)
Net repayments under revolving line of credit	(3,600)				(3,600)
Repayments of long-term debt	(2,669)				(2,669)
Net cash used in financing activities	(3,882)	(1,012)	(2,101)		(6,995)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(960)	(54)	—	(1,014)
CASH AND CASH EQUIVALENTS Beginning of period	—	4,167	39	—	4,206
CASH AND CASH EQUIVALENTS End of period	$—	$3,207	$(15)	$—	$3,192

15.	SEGMENT INFORMATION

Effective October 1, 2007, the Company realigned its operations and internal organizational structure. In accordance with the criteria of SFAS 131, the Company has three identified operating segments under the new organizational structure: recovery division, youth division and healthy living division. For segment reporting purposes, the Company has identified two reportable segments: recovery and youth. The Company evaluated the healthy living division for segment reporting under the provisions of SFAS 131 and determined that this segment does not meet the quantitative thresholds for separate disclosure and therefore is not a reportable segment. The healthy living division is combined with corporate/other for the purposes of segment reporting. All periods presented have been restated to give effect to the change in reportable segments.

Reportable segments are based upon the Company’s internal organizational structure, the manner in which operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer. The financial information used by the Company’s chief operating decision-maker includes net revenue, operating expenses, income (loss) from operations, total assets and capital expenditures.

The Company’s reportable segments are as follows:

Recovery—The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2008, the recovery segment provided substance abuse and behavioral health services to patients at 106 facilities located in 22 states.

Youth—The youth segment provides a wide variety of therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. As of June 30, 2008, the youth segment operated 29 educational facilities in 10 states and its offerings include boarding schools, experiential outdoor education programs and summer camps.

Corporate/Other—In addition to the two reportable segments as described above, the Company has activities classified as corporate/other which represent revenue and expenses associated with eGetgoing, an online internet treatment option, certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support), stock option-based compensation expenses that are not allocated to the segments, and the healthy living division.

The healthy living division provides treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs. As of June 30, 2008, the healthy living division operated 16 facilities in eight states and one facility in the United Kingdom.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

As discussed in Note 5, there were goodwill adjustments for prior acquisitions that relate primarily to revisions of the original estimates, which affected goodwill allocation between the recovery division and youth division segments.  These adjustments affect the segments’ total assets as of December 31, 2007.  There is no effect on the Company’s consolidated balance sheet, statement of operations, or statement of cash flows for 2007 or for 2008.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net revenue:
Recovery division	$78,778	$72,057	$156,014	$142,464
Youth division	36,167	38,489	69,081	72,468
Corporate/other	7,347	5,247	13,252	8,791
Total consolidated net revenue	$122,292	$115,793	$238,347	$223,723
Operating expenses:
Recovery division	$56,329	$51,244	$112,789	$101,861
Youth division	34,203	34,820	67,338	67,511
Corporate/other	14,295	10,846	27,766	20,418
Total consolidated operating expenses	$104,827	$96,910	$207,893	$189,790
Income from operations:
Recovery division	$22,449	$20,813	$43,225	$40,603
Youth division	1,964	3,669	1,743	4,957
Corporate/other	(6,948)	(5,599)	(14,514)	(11,627)
Total consolidated income from operations	$17,465	$18,883	$30,454	$33,933
Income (loss) from operations before income taxes:
Total consolidated income from operations	$17,465	$18,883	$30,454	$33,933
Interest expense, net	(12,505)	(14,813)	(27,022)	(29,802)
Other income (expense)	1,585	766	(33)	458
Total consolidated income before income taxes	$6,545	$4,836	$3,399	$4,589
Capital expenditures:
Recovery division	$3,274	$5,668	$5,715	$9,270
Youth division	1,412	1,611	2,745	2,920
Corporate/other	2,054	1,714	4,063	2,778
Total consolidated capital expenditures	$6,740	$8,993	$12,523	$14,968

			June 30, 2008	December 31, 2007
				(Restated)
Total assets:
Recovery division			$891,313	$891,556
Youth division			349,756	348,224
Corporate/other			85,867	82,511
Total consolidated assets			$1,326,936	$1,322,291

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have three operating segments: recovery division, youth division and healthy living division. However, for the purposes of segment reporting and discussion, we combine healthy living division with our corporate/other reporting segment because the healthy living division does not currently meet the quantitative thresholds for separate disclosure (see Note 15 to the condensed consolidated financial statements). As of June 30, 2008, our recovery division, which operates the 28 inpatient and 78 outpatient facilities in 22 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of June 30, 2008, our recovery division treated approximately 28,000 patients per day. As of June 30, 2008, our youth division, which operates 29 programs in 10 states, provides a wide variety of therapeutic and educational programs for underachieving young people. Our healthy living division, which operates 16 facilities in eight states and one facility in the United Kingdom, provides eating disorder and weight management services. Other activities classified as “corporate/other” represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with U.S. generally accepted accounting principles (“GAAP”). Our fiscal year ends on December 31 and our second fiscal quarter ended on June 30. Unless otherwise stated, all year and quarterly dates refer to our fiscal year or our second fiscal quarter, respectively.

Management is responsible for the fair presentation of the accompanying condensed consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our unaudited condensed consolidated balance sheet, condensed consolidated statement of operations, and condensed consolidated statement of cash flows for all periods presented.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. During the three months ended June 30, 2008 and 2007,we generated 84.5% and 86.4% of our net revenue from non-governmental sources, including 68.8% and 71.4% from self payors, respectively, and 15.7% and 15.0% from commercial payors, respectively. During the six months ended June 30, 2008 and 2007, we generated 84.3% and 86.4%

of our net revenue from non-governmental sources, including 68.7% and 71.4% from self payors, respectively, and 15.6% and 15.0% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three months ended June 30, 2008, our consolidated same-facility net revenue increased by $1.1 million or 1.0% when compared to the comparable period in 2007.  For the six months ended June 30, 2008, our consolidated, same-facility revenue increased $2.2 million or 1.0% when compared to the comparable period in 2007.  “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year.

Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization and acquisition related costs. Operating expenses for our recovery and youth divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the six months ended June 30, 2008 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our condensed consolidated financial statements in Part I, Item 1 for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
Statement of Income Data:	2008	%	2007	%	2008	%	2007	%
Net revenue:
Recovery division	$78,778	64.4%	$72,057	62.3%	$156,014	65.5%	$142,464	63.7%
Youth division	36,167	29.6%	38,489	33.2%	69,081	29.0%	72,468	32.4%
Corporate / other(1)	7,347	6.0%	5,247	4.5%	13,252	5.5%	8,791	3.9%
Total revenue	122,292	100.0%	115,793	100%	238,347	100.0%	223,723	100%
Operating expenses:
Recovery division	56,329	46.0%	51,244	44.2%	112,789	47.3%	101,861	45.5%
Youth division	34,203	28.0%	34,820	30.1%	67,338	28.3%	67,511	30.2%
Corporate / other(1)	14,295	11.7%	10,846	9.4%	27,766	11.6%	20,418	9.1%
Total operating expenses	104,827	85.7%	96,910	83.7%	207,893	87.2%	189,790	84.8%
Income from operations:
Recovery division	22,449	18.4%	20,813	18.0%	43,225	18.1%	40,603	18.1%
Youth division	1,964	1.6%	3,669	3.2%	1,743	0.7%	4,957	2.2%
Corporate / other(1)	(6,948)	(5.7)%	(5,599)	(4.8)%	(14,514)	(6.0)%	(11,627)	(5.2)%
Income from operations	17,465	14.3%	18,883	16.4%	30,454	12.8%	33,933	15.1%
Interest expense, net	(12,505)		(14,813)		(27,022)		(29,802)
Other income (expense)	1,585		766		(33)		458
Income before income taxes	6,545		4,836		3,399		4,589
Income tax expense	2,842		1,974		1,523		1,873
Minority interest in loss of a subsidiary	(54)		(52)		(357)		(152)
Net income	$3,757		$2,914		$2,233		$2,868

(1)	Includes our healthy living division.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consolidated net revenue increased $6.5 million, or 5.6%, to $122.3 million in 2008 from $115.8 million in 2007. Of the total net revenue increase, the recovery division contributed $6.7 million, representing 9.3% growth for the division, with the remaining net revenue growth driven by an increase of $2.1 million, or 40.0% in corporate/other.  Total net revenue growth was partially offset by a net revenue decrease in the youth division of $2.3 million, or 6.0%. Excluding the one-time effect of a $0.5 million unearned revenue adjustment related to the Aspen acquisition during the three months ended June 30, 2007, our youth division revenue decreased $2.8 million, or 7.2%, during the three months ended June 30, 2008. Of the $2.8 million decrease in youth division revenue, $1.9 million is attributed to a single therapeutic boarding school that experienced a significant increase in student graduations and other student departures beginning the quarter ended September 30, 2007 without a commensurate increase in new enrollments. We believe, in addition to the impact of this boarding school, that there has been a slight lessening in demand as a result of the soft economy and the inability of families to access the credit markets and student loan markets to fund the tuition. Additionally, our youth division same–facility net revenue decreased $3.9 million, or 10.3%, due in part from the impact of the aforementioned boarding school. The remaining decrease was due to lower census in both our residential and outdoor programs. Revenue growth in the recovery division was due to same-facility growth of $4.6 million, or 6.5%. The remaining $2.1 million increase resulted from an acquisition, completed in the quarter ended September 30, 2007 and startups.  Of the $2.1 million net revenue increase in corporate/other, $0.5 million, or 9.4%, was due to same facility growth and $1.6 million was contributed by start-ups and by  acquisitions completed in the three months ended September 30, 2007.

Consolidated operating expenses increased $7.9 million, or 8.2%, to $104.8 million for the three months ended June 30, 2008 from $96.9 million in the same period of 2007. Of the $7.9 million increase in operating expenses, the recovery division incurred an increase of $5.1 million, or 10.0%, corporate/other incurred an increase of $3.4 million, or 31.9%, and our youth division incurred a decrease of $0.6 million, or 1.8%. For our recovery division, same-facility increase in operating expenses was $3.5 million, or 7.5%, acquisition-related increase was $1.0 million, and startup related increase was $0.6 million. For corporate/other, same-facility increases in operating expenses were $0.6 million, or 15.0%. Of the remaining growth, $1.2 million was related to acquisitions, $0.6 million of  start-up related growth and a remaining increase of $1.0 million due to corporate and divisional administrative costs.

Our consolidated operating margin was 14.3% in the quarter ended June 30, 2008 compared to 16.3% in the quarter ended June 30, 2007. On a same-facility basis, our consolidated operating margin decreased to 29.4% in the quarter ended June 30, 2008 compared to 32.9% in the quarter ended June 30, 2007. Recovery division same-facility operating margin decreased to 36.6% in the quarter ended June 30, 2008 compared to 37.5% in the quarter ended June 30, 2007. Youth division same-facility operating margin decreased to 15.8% in the quarter ended June 30, 2008 compared to 26.1% in the quarter ended June 30, 2007. The significant decrease in our youth division operating margin is in part due to a decrease of $2.0 million in revenue from one single therapeutic boarding school, and the remaining decline is generally attributable to lower student census in the remaining youth division programs. Corporate/other same-facility operating margin decreased to 13.8% in the quarter ended June 30, 2008 compared to 18.0% in the quarter ended June 30, 2007.

For the three months ended June 30, 2008, consolidated net income increased by $0.8 million compared to the same period in 2007. The increase in net income in 2008 was primarily attributable to a $6.5 million increase in revenue, a reduction of interest expense of $2.3 million, and interest swap gains of $0.8 million, partially offset by increased operating expenses of $7.9 million and an increase in income tax expense of $0.9 million when compared to the same period in 2007. The effective tax rate for the three months ended June 30, 2008 was 43.4% compared to 40.8% in the same period of 2007.

 Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Consolidated net revenue increased $14.6 million, or 6.5%, to $238.3 million in 2008 from $223.7 million in 2007. Of the $14.6 million increase, the recovery division contributed $13.6 million, representing 9.5% growth for the division, and the remaining net revenue growth was driven by a net revenue increase of $4.5 million, or 50.7% in corporate/other. Our youth division had a net revenue decrease of $3.4 million, or 4.8%. Excluding the one-time effect of a $2.6 million unearned revenue adjustment related to the Aspen acquisition during the six months ended June 30, 2007, the our youth division revenue decreased $6.0 million, or 8.0% during the six months ended June 30, 2008. Of the $6.0 million decrease in youth division revenue, $4.1 million is attributed to a single therapeutic boarding school that experienced a significant increase in student graduations beginning in the quarter ended September 30, 2007 without a commensurate increase in new enrollments. Additionally, our youth division same–facility net revenue decreased $8.2 million, or 11.1% due in part from the impact from the aforementioned boarding school. The remaining decrease was due to lower census in both our residential and outdoor programs. Revenue growth in the recovery division was due to same-facility growth of $9.3 million, or 6.6%. The remaining $4.2 million increase resulted from an acquisition, completed in the quarter ended September 30, 2007 and startups.  Of the $4.5 million net revenue increase in corporate/other, $1.1 million or 13.3% was due to same facility growth and $3.4 million was contributed by start-ups and by an acquisition completed in the three months ended September 30, 2007.

Consolidated operating expenses increased $18.1 million, or 9.5%, to $207.9 million in 2008 from $189.8 million in 2007. Of the $18.1 million increase in operating expenses, the recovery division incurred an increase of $10.9 million, or 10.7%, corporate/other incurred an increase of $7.3 million, or 36.1%, and our youth division incurred a decrease of $0.2 million, or 0.3%. For our recovery division, same-facility increase in operating expenses was $8.0 million, or 9.1%, and acquisition-related increase was $2.1 million while startups and divisional administrative costs contributed $0.8 million in operating expenses. For corporate/other, same-facility increase in operating expenses was $1.2 million, or 17.2%. Of the remaining increase, $2.4 million was related to an acquisition completed in the quarter ended September 30, 2007 and a $3.7 million increase due to start-up related growth and increases in corporate and divisional administrative costs.

Our consolidated operating margin was 12.8% for the six months ended June 30, 2008 compared to 15.2% for the six months ended June 30, 2007. On a same-facility basis, our consolidated operating margin decreased to 28.4% for the six months ended June 30, 2008 as compared to 32.4% for the six months ended June 30, 2007. Recovery division same-facility operating margin decreased to 35.7% for the six months ended June 30, 2008 as compared to 37.2% for the six months ended June 30, 2007. Youth division same-facility operating margin decreased to 14.3% for the six months ended June 30, 2008 as compared to 25.5% for the six months ended June 30, 2007. The significant decrease in our youth division operating margin is in part due to a decrease of $4.1 million in revenue from one single therapeutic boarding school, and the remaining decline is generally attributable to lower census in the remaining youth division programs. Corporate/other same-facility operating margin decreased to 10.8% for the six months ended June 30, 2008 as compared to 13.8% for the six months ended June 30, 2007.

For the six months ended June 30, 2008, consolidated net income decreased by $0.6 million compared to the same period in 2007. The decrease in net income in 2008 was driven by an increase in operating expense of $18.1 million, partially offset by revenue growth of $14.6 million and a reduction in interest expense of $2.8 million when compared to the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was 44.8% compared to 40.8% for the same period of 2007.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $58.4 million at June 30, 2008, compared to negative working capital of $56.5 million at December 31, 2007. The decrease in working capital from June 30, 2008 compared to December 31, 2007 was primarily attributable to an increase of $4.0 million in current debt related to the revolving portion of our senior secured credit facilities and an increase of $1.1 million in income tax liabilities. The increase in current debt was partially offset by a slight decrease in accounts payables as well as by a decrease in the current portion of long term debt.

Sources and Uses of Cash

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$20,831	$20,976
Net cash used in investing activities	(15,032)	(14,995)
Net cash used in financing activities	(548)	(6,995)
Net increase (decrease) in cash	$5,251	$(1,014)

Cash used provided by operating activities was $20.8 million for the six months ended June 30, 2008 compared to cash provided in operating activities of $21.0 million during the same period in 2007.

Cash used in investing activities was $15.0 million in for the six months ended June 30, 2008 compared to $15.0 million in the same period of 2007.

Cash used in financing activities was $0.5 million for the six months ended June 30, 2008 compared to $7.0 million for the same period in 2007. The decrease in cash used in financing activities is due to net increases of $7.6 million in borrowing under the revolving line of credit.  Such increases were partially offset by increases of $1.4 million in repayments of long term debt.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of June 30, 2008, our senior secured credit facility was comprised of a $411.9 million senior secured term loan facility and a $100.0 million revolving credit facility. At June 30, 2008, the revolving credit facility had $62.3 million available for borrowing, $30.5 million outstanding and classified on our balance sheet as current portion of long term debt, and $7.2 million of letters of credit issued and outstanding. As part of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC, we issued $200.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2016 of which $200.0 million, less original issue discount, remained outstanding at June 30, 2008. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of June 30, 2008, we were in compliance with all such covenants.

Effective April 16, 2007, we entered into an amendment to our senior secured credit agreement dated November 17, 2006. Per the agreement, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2% per annum.  Our interest rate swaps have effectively fixed the interest rate on a substantial portion of the term loan.  Our existing swaps have fixed $80 million of the term loan at 4.990% and $200 million of the term loan at 3.875%.

Funding Commitments

Certain agreements acquired in our acquisition of Aspen Education Group contain contingent earnout provisions that provide for additional payments if the acquisitions meet performance milestones as specified in the agreements. For the six months ended June 30, 2008, we incurred liabilities of $0.6 million associated with earnout obligations and made payments of $2.5 million. We have no future obligations for additional liabilities associated with such earnouts.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference. As of June 30, 2008, our exposure to market risk has not changed materially since December 31, 2007.

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

As of June 30, 2008, except as set forth below, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 5.                      Other Information

On July 15, 2008, Mr. James Hudak joined the Company as Chief Administrative Officer. Mr. Hudak previously held executive positions at United Health Care. A graduate of Yale University, Mr. Hudak previously spent nearly 20 years with Accenture (formerly Anderson Consulting) as Global Managing Partner to their Health Services division. Mr. Hudak's role will include responsibility for Information Technology, Human Resources, Risk Management and Finance.

Item 6.                      Exhibits

The Exhibit Index beginning on page 34 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2008

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

4.1g
Form of Seventh Supplemental Indenture dated as of May 23, 2008, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantor named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3 / 4 % Senior Subordinated Notes due 2016 ‡

10.2h
Form of SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiary of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein. ‡

10.3h
Form of SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary of the Borrower identified therein and Citibank, N.A., as Administrative Agent. ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.

†	Furnished herewith.