Form 10-Q
period 2008-09-30
CRC Health CORP
filed 2008-11-14
CIK 1360474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 14, 2008 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,014	$5,118
Accounts receivable, net of allowance for doubtful accounts of $5,935 in 2008 and $6,901 in 2007	31,689	31,910
Prepaid expenses	6,404	7,544
Other current assets	1,531	2,120
Income taxes receivable	––	193
Deferred income taxes	6,599	6,599
Total current assets	49,237	53,484
PROPERTY AND EQUIPMENT—Net	129,369	122,937
GOODWILL	602,854	730,684
INTANGIBLE ASSETS—Net	361,750	390,388
OTHER ASSETS	21,831	24,798
TOTAL ASSETS	$1,165,041	$1,322,291
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,909	$7,014
Accrued liabilities	29,186	37,582
Current portion of long-term debt	9,014	35,603
Other current liabilities	24,582	29,824
Income taxes payable	6,908	––
Total current liabilities	77,599	110,023
LONG-TERM DEBT—Less current portion	648,910	612,764
OTHER LIABILITIES	6,039	7,514
DEFERRED INCOME TAXES	121,585	145,867
Total liabilities	854,133	876,168
COMMITMENTS AND CONTINGENCIES (Note 12)
MINORITY INTEREST	317	374
STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	442,150	438,608
(Accumulated deficit) retained earnings	(130,559)	7,141
Accumulated other comprehensive (loss) income	(1,000)	—
Total stockholder’s equity	310,591	445,749
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,165,041	$1,322,291

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
NET REVENUE:
Net client service revenue	$124,278	$120,623	$358,646	$341,489
Other revenue	2,146	1,746	6,126	4,603
Total net revenue	126,424	122,369	364,772	346,092
OPERATING EXPENSES:
Salaries and benefits	61,429	55,443	183,959	167,131
Supplies, facilities and other operating costs	36,926	36,557	107,582	100,677
Provision for doubtful accounts	1,715	2,036	5,010	5,064
Depreciation and amortization	5,929	5,397	17,343	16,310
Asset impairments	23,880	––	23,880	––
Goodwill impairment	142,238	––	142,238	––
Total operating expenses	272,117	99,433	480,012	289,182
(LOSS) INCOME FROM OPERATIONS	(145,693)	22,936	(115,240)	56,910
INTEREST EXPENSE, NET	(13,125)	(15,169)	(40,148)	(44,971)
OTHER (EXPENSE)	(37)	(1,217)	(69)	(800)
(LOSS) INCOME BEFORE INCOME TAXES	(158,855)	6,550	(155,457)	11,139
INCOME TAX (BENEFIT) EXPENSE	(19,222)	1,502	(17,699)	3,375
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES	301	427	(57)	275
NET (LOSS) INCOME	$(139,934)	$4,621	$(137,701)	$7,489

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(137,701)	$7,489
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,343	16,310
Amortization of debt discount and capitalized financing costs	3,357	3,356
Loss on interest rate swap agreement	165	744
Goodwill impairment	142,238	––
Asset impairments	23,880	––
Gain (loss) on disposition of property	21	(10)
Provision for doubtful accounts	5,010	5,064
Stock-based compensation	3,847	3,203
Deferred income taxes	(26,674)	3,747
Minority interest	(57)	275
Changes in assets and liabilities:
Accounts receivable	(4,789)	(5,745)
Income taxes receivable	193	(2,605)
Prepaid expenses	1,140	1,929
Other current assets	589	(296)
Accounts payable	1,740	(926)
Accrued liabilities	(9,257)	(10,037)
Income taxes payable	6,908	––
Other current liabilities	(6,992)	(5,211)
Other assets	(39)	357
Other liabilities	168	475
Net cash provided by operating activities	21,090	18,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(18,587)	(24,239)
Proceeds from sale of property and equipment	101	67
Acquisition of business, net of cash acquired	(11,567)	(33,602)
Acquisition adjustments	(10)	979
Payments made under earnout arrangements	(2,947)	—
Net cash used in investing activities	(33,010)	(56,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital (distributed to )/contributed from Parent	(305)	500
Capitalized financing costs	(187)	(611)
Repayment of capital lease obligations	(17)	(194)
Net borrowings under revolving line of credit	13,500	41,900
Repayments of long-term debt	(3,175)	(4,013)
Net cash provided by financing activities	9,816	37,582
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,104)	(1,094)
CASH AND CASH EQUIVALENTS—Beginning of period	5,118	4,206
CASH AND CASH EQUIVALENTS—End of period	$3,014	$3,112
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for contingent consideration	$641	$4,625
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$43,081	$47,342
Cash paid for income taxes, net of refunds	$1,430	$2,235

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

CRC Health Corporation (“the Company”) is a wholly owned subsidiary of CRC Health Group, Inc., referred to as “the Group” or “the Parent.” The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and addiction disease treatment services through residential and outpatient treatment facilities, which are referred to as the Company’s recovery division. As of September 30, 2008, the Company operated 109 residential and outpatient treatment facilities in 22 states and treated approximately 28,000 patients per day. The Company delivers its youth treatment services through its residential schools, wilderness programs and summer camps, which are referred to as the Company’s youth division. As of September 30, 2008, the Company’s youth division operated programs at 29 facilities in 10 states. The Company’s healthy living division provides treatment services for eating disorders and obesity, each of which may be effectively treated through a combination of medical, psychological and social treatment programs. As of September 30, 2008, the Company’s healthy living division operated 16 facilities in eight states and one facility in the United Kingdom.

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

Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company tests goodwill and indefinite lived intangible assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises.

The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit being tested to its carrying value. The Company's reporting units are consistent with the reportable segments identified in Note 16.  The Company determines the fair value of its reporting units using a combination of an income approach and a market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates fair value based on what investors are paying for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.  At September 30, 2008, the Company tested its youth division and its healthy living division for possible impairment based upon year to date results of operations of the youth division, economic conditions, including the lack of availability of student loans and other factors.  The Company believes that there will be a decrease in expected future cash flows, and it has recognized a non-cash charge of $142.2 million for impairment of goodwill allocated to its youth division as well as a non-cash charge of $6.0 million related to intangible assets not subject to amortization for its youth division. Impairment charges related to goodwill and  intangible assets not subject to amortization are included in the condensed consolidated statement of operations under goodwill impairment and asset impairment, respectively.

The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis.  The Company's estimated future cash flows are based on assumptions that are consistent with its annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but that are unpredictable and inherently uncertain. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units tested.  See Note 6.

Long-Lived Assets—The Company tests for impairment of its long-lived assets including property and equipment and intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the impairment or Disposal of Long Lived Assets ("SFAS 144").  Under the provisions of SFAS 144, the Company tests its long lived assets for impairment whenever events and changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable.  According to SFAS 144, if  the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded.

The Company's analysis of its undiscounted cash flows requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company's estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived assets for impairment.

For the three and nine months ended September 30, 2008, the Company recognized  a non-cash charge of  $1.5 million related to impairment of long-lived assets and a $16.4 million non-cash charge related to impairment of intangible assets subject to amortization.  These charges are related to the Company's youth division and are included in the Company's condensed consolidated statement of operations under asset impairment.  See Note 5 and see Note 6.

Facility Closures and Restructuring Costs—The Company periodically reviews its facilities to ensure proper alignment of its operations with its business strategy.  The Company accounts for facility closures and restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146").  The Company records as an obligation, the present value of estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs, the book value of abandoned property, and other associated costs.  At September 30, 2008, the Company had not incurred any liabilities related to costs associated with exit or disposal activities.  See Note 17.

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

The Company adopted the financial asset and liability provisions of SFAS 157 on January 1, 2008. The Company has not adopted the non-financial asset and non-financial liability provisions of SFAS 157. See Note 10 for additional information.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that would otherwise not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure at fair value. The Company adopted SFAS 159 on January 1, 2008. Upon adoption and for the nine months ended September 30, 2008, the Company did not elect any fair value options under the provisions of SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on its financial statements.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009.  At September 30, 2008, the Company does not believe that there will be a material impact to its financial statements as a result of adopting SFAS 142-3.

On October 10, 2008, FASB, issued FASB Staff Position, referred to as FSP, No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has adopted FSP FAS 157-3 effective with the financial statements ended September 30, 2008. The adoption of FSP FAS 157-3 had no impact on the Company’s condensed, consolidated results of operations, financial position, or cash flows for the three months and nine months ended September 30, 2008.

3.	ACQUISITIONS

    2008 Acquisitions

In the nine months ended September 30, 2008, the Company completed two acquisitions, and paid total cash consideration of approximately $11.6 million, including acquisition related expenses with an additional  $1.0 million in earn-out provisions contingent on one of the acquisitions meeting certain performance benchmarks over two years post acquisition. The acquisitions are intended to provide expansion of the Company’s services within the respective corresponding markets of the acquired facilities in the United States. The Company recorded $11.3 million of goodwill for its recovery division of which $11.1 million is expected to be deductible for tax purposes.

The acquisitions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations ("SFAS141"). Under purchase accounting, the purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. The purchase price was allocated using the information currently available. As a result, the Company may adjust the allocation of the purchase consideration as it obtains more information regarding the asset valuations, liabilities assumed and purchase price adjustments.

The Company has included the acquired entities’ results of operations in the unaudited condensed consolidated statements of operations from the date of the acquisition. Pro forma results of operations have not been presented because the effects of the acquisitions are not material.

Prior Period Acquisitions

2007 Acquisitions

In the nine months ended September 30, 2007, the Company completed four acquisitions and paid total cash consideration of approximately $32.9 million, including acquisition related expenses. The acquisitions expanded its recovery, youth, and corporate/other services into new geographic regions within the United States. The Company recorded $29.7 million of goodwill, of which $29.7 million is expected to be deductible for tax purposes. Goodwill assigned to the recovery, youth, and corporate/other divisions was $22.9 million, $2.2 million, and $4.6 million, respectively.

The acquisitions were accounted for as a purchase in accordance with SFAS 141. Under purchase accounting, the purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. The purchase price was allocated using the information currently available. As a result, the Company adjusted the allocation of the purchase consideration as it obtained more information regarding the asset valuations, liabilities assumed and purchase price adjustments post acquisition.

The Company has included the acquired entities’ results of operations in the unaudited condensed consolidated statements of operations from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

4.	BALANCE SHEET COMPONENTS

Balance sheet components at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts receivable—gross	$37,624	$38,811
Less allowance for doubtful accounts	(5,935)	(6,901)
Accounts receivable—net	$31,689	$31,910
Other assets:
Capitalized financing costs—net	$20,416	$23,361
Deposits	935	874
Note receivable	480	563
Total other assets	$21,831	$24,798
Accrued liabilities:
Accrued payroll and related expenses	$12,096	$14,923
Accrued vacation	6,227	5,421
Accrued interest	3,926	9,647
Other accrued expenses	6,937	7,591
Total accrued liabilities	$29,186	$37,582
Other current liabilities:
Deferred revenue	$12,570	$13,190
Client deposits	6,338	8,628
Insurance premium financing	268	2,653
Interest rate swap liability	2,827	1,662
Other	2,579	3,691
Total other current liabilities	$24,582	$29,824

Income taxes payable	$6,908	$––

5.	PROPERTY AND EQUIPMENT

For the three months and nine months ended September 30, 2008, the Company recognized a non-cash impairment charge of $1.5 million related to certain long-lived assets of its youth division. These impairment charges are based on the Company's  decision to close one of its therapeutic boarding schools within its youth division and reduce the carrying  value of the fixed assets of the facility to be closed to their estimated fair value.

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$21,673	$19,230
Building and improvements	64,960	63,316
Leasehold improvements	22,179	19,424
Furniture and fixtures	11,463	9,571
Computer equipment	9,425	8,146
Computer software	7,121	4,291
Motor vehicles	5,436	4,516
Field equipment	2,806	2,382
Construction in progress	11,531	8,792
	156,594	139,668
Less accumulated depreciation	(27,225)	(16,731)
Property and equipment—net	$129,369	$122,937

Depreciation expense was $3.8 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, and $11.1 million and $8.3 million for the nine months ended September 30, 2008 and 2007, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segment for the nine months ended September 30, 2008 are as follows (in thousands):

	Recovery (restated)	Youth (restated)	Corporate/ Other	Total
Goodwill December 31, 2007	$488,318	$218,821	$23,545	$730,684
Goodwill additions	11,304	—	—	11,304
Goodwill impairment	—	(142,238)	—	(142,238)
Goodwill related to earnouts	—	641	—	641
Goodwill adjustments	685	1,731	47	2,463
Goodwill September 30, 2008	$500,307	$78,955	$23,592	$602,854

Goodwill related to impairment

 At September 30, 2008, under the provisions of SFAS 142, the Company concluded that a portion of the youth division goodwill was impaired.  The Company believes that there will be a significant decrease in expected future cash flows for the youth division based upon current economic conditions including the lack of availability of student loans, credit for our clients, and other factors.  As a result, for the three and nine months ended September 30, 2008, the Company recognized  non-cash impairment charges of $142.2 million for youth division goodwill.  Consistent with the provisions of SFAS 142, impairment charges for goodwill recognized by the Company are estimated amounts which are subject to revision as more information becomes available.

Goodwill related to earnouts

Certain acquisition agreements related to the purchase of Aspen Education Group contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity's operations exceed negotiated benchmarks. During the nine months ended September 30, 2008, the youth segment recorded $0.6 million in additional goodwill as a result of one of the entities meeting the benchmarks.

Goodwill adjustments

Subsequent to the issuance of the 2007 financial statements, the Company determined that errors were made in the allocation of goodwill attributable to the Company's segments.  Goodwill as of December 31, 2007 has been reduced by $3.9 million for the Company's recovery division and has been increased by $3.9 million for the youth division from amounts previously reported.  Goodwill adjustments also include  $2.5 million  related to the correction of an error in determining the estimated deferred tax benefit from deferred revenues related to an acquisition in 2006. There is no material effect on the Company's consolidated financial statements related to the above disclosures.

Intangible assets subject to amortization

At September 30, 2008, the Company tested its indefinite lived intangible assets  for possible impairment due to events and changes in circumstances which indicated that the carrying value of certain of its assets may not be recoverable.  According to  SFAS 144, if  the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded.  For the three and nine months ended September 30, 2008, the Company determined that certain intangible assets subject to amortization within its youth division  were impaired. Under the provisions of SFAS 144, the Company recognized a non-cash charge of $16.4 million which is included in the condensed consolidated statement of operations under asset impairment.  These impairment charges are based on the Company's  decision to close one of its therapeutic boarding schools and reduce the carrying  value of certain of its intangible assets subject to amortization to their estimated fair value.

Intangible assets not subject to amortization

The Company tests intangible assets not subject to amortization for possible impairment in accordance with SFAS 142.  Accordingly, due to third quarter changes in cash flow expectations, market conditions, and other factors, the Company determined that certain of its  intangible assets not subject to amortization were impaired due to the Company's  decision to close one of its therapeutic boarding schools.  Subsequently, the Company recognized a non-cash impairment charge of $6.0 million for the three and nine months ended September 30, 2008. Charges related to impairment of the intangible assets are included in the Company's condensed consolidated statement of operations under asset impairment.

 Total intangible assets at September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	September 30, 2008				December 31, 2007
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$35,892	$(3,375)	$32,517	20 years	$45,400	$(2,554)	$42,846
Accreditations	20 years	16,118	(1,521)	14,597	20 years	24,400	(1,373)	23,027
Curriculum	20 years	8,743	(820)	7,923	20 years	9,000	(506)	8,494
Government including
Medicaid contracts	15 years	35,600	(6,329)	29,271	15 years	35,600	(4,548)	31,052
Managed care contracts	10 years	14,400	(3,840)	10,560	10 years	14,400	(2,759)	11,641
Managed care contracts	5 years	100	(20)	80	5 years	100	(5)	95
Core developed technology	5 years	2,704	(1,446)	1,258	5 years	2,704	(1,041)	1,663
Covenants not to compete	3 years	152	(152)	—	3 years	152	(128)	24
Registration rights	2 years	200	(200)	—	2 years	200	(200)	—
Student contracts	1 year	1,772	(1,751)	21	1 year	2,241	(2,241)	—
Total intangible assets subject to amortization:		$115,681	$(19,454)	96,227		$134,197	$(15,355)	118,842
Intangible assets not subject to amortization:
Trademarks and trade names				181,463				183,725
Certificates of need				44,600				44,600
Regulatory licenses				39,460				43,221
Total intangible assets not subject to amortization				265,523				271,546
Total intangible assets				$361,750				$390,388

Amortization expense of intangible assets subject to amortization was $2.1 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, and $6.3 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Estimated future amortization expense related to the amortizable intangible assets at September 30, 2008 is as follows (in thousands):

Fiscal Year
2008 (remaining 3 months)	$1,853
2009	7,412
2010	7,412
2011	6,912
2012	6,866
Thereafter	65,772
Total	$96,227

7.	INCOME TAXES

The Company determines its income tax expense for interim periods by applying the use of the full years estimated effective tax rate in financial statements for interim periods. For the three and nine months ended September 30, 2008, the Company recognized an income tax benefit of $19.2 million, and income tax benefit of $17.7 million respectively, reflecting an effective tax rate of 12.1% and 11.4%, respectively, including discrete items. The Company's effective tax rate was 78.21% and 51.37% for the three and nine months ended September 30, 2008, respectively, without consideration of discrete items. Impairment charges for goodwill and intangible assets represent the discrete items.  Of the total impairment charges related to the discrete items, $62.7 million are deductible for tax purposes.The income tax expense for the three and nine months ended September 30, 2007 was $1.5 million and $3.4 million, respectively, reflecting an effective tax rate of 22.9% and 30.3% (there were no discrete items in 2007). The Company's effective tax rate for the  nine months ended September 30, 2008 differs from the US federal statutory rate of 35% primarily because of state taxes and the aforementioned impairments of goodwill and intangible assets in the third quarter.

The Company files its income tax returns in various jurisdictions, including United States federal and state filings and United Kingdom filings. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year, as well as by various state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposures associated with its tax filing positions.

8.	LONG-TERM DEBT

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Term loan	$410,890	$414,034
Revolving line of credit	40,000	26,500
Senior subordinated notes, net of discount of $2,184 in 2008 and $2,407 in 2007	197,816	197,593
Seller notes	8,869	10,206
Lessor financing, leasehold improvements	331	––
Capital lease obligations	18	34
Total debt	657,924	648,367
Less current portion	(9,014)	(35,603)
Long-term debt—less current portion	$648,910	$612,764

Based on a periodic review of its debt structure, the Company determined that it is appropriate to classify $40.0 million related to the revolving line of credit as long-term debt at September 30, 2008.

Interest expense on total debt was $13.1 million and $15.2 million for the three months ended September 30, 2008 and 2007, respectively, and $40.1 million and $45.5 million for the nine months ended September 30, 2008 and 2007, respectively.

9.	FINANCIAL INSTRUMENTS

Derivatives -Interest Rate Swaps

At September 30, 2008, the Company had an  interest rate swap agreement which converted $70.0 million of its floating-rate debt to fixed-rate debt at 4.99%.  At June 30, 2008, the interest rate swap had not been designated as a qualifying hedge under the provisions of SFAS 133. On July 1, 2008 (the “off-market” date) the Company designated the interest rate swap as a qualifying SFAS 133 cash flow hedge.  In accordance with the Company’s risk management policy, future changes in the fair value of the interest rate swap due to hedge effectiveness will be recognized in other comprehensive income (“OCI”) for the remaining contractual life of the interest rate swap.  Accumulated ineffectiveness as of the off-market date will be amortized over the contractual life of the interest rate swap. Any ineffectiveness in hedging activity related to the interest swap is reclassified to earnings in the period during which the ineffectiveness is measured.

On June 30, 2008, as provided for in the Credit Agreement and retained in the Amended and Restated Credit Agreement and Amendment No. 2, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $200.0 million. The effective date of the agreement is June 30, 2008 and has a maturity date of July 1, 2011.  The interest rate swap agreement is designated as a cash flow hedge under SFAS 133.  Under the interest rate swap, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million.

The fair value of the Company’s interest rate swaps and their effects, if any, on the Company's earnings are discussed in Note 10.

10.	FAIR VALUE MEASUREMENTS

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

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions. These instruments are allocated to the Level 2 on the SFAS 157 fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. As of  September 30, 2008, the aggregate fair value of the Company’s interest rate swap agreements was a liability of $2.8 million compared to a liability of $1.7 million at December 31, 2007.  For its interest rate swap agreement executed February 28, 2006 (the "2006 Swap"), the Company recognized a gain of approximately $0.2 million for the three and nine months ended September 30, 2008, which is recorded in OCI. For the six months ended June 30, 2008,  and prior to the off-market date,  the Company recognized an immaterial loss for the 2006 Swap which is recorded in other (expense) income.  For the three and nine months ended September 30, 2007, the Company recorded a loss of $1.2 million and $0.7 million respectively for the 2006 Swap, which were recognized in other (expense) income on the condensed consolidated statements of operations.   The Company recognized losses of approximately $0.8 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, on its interest rate swap agreement executed on June 30, 2008 (the "2008 Swap") and they are recorded in OCI net of tax.

11.	OTHER COMPREHENSIVE INCOME

    Other comprehensive income includes other gains and losses affecting equity that are excluded from net income.  The components of  other comprehensive income consist of changes in the fair value of derivative financial instruments.

Comprehensive income for the three and nine months ended September 30, 2008 and 2007 are comprised of the following (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income	$(139,934)	$4,621	$(137,701)	$7,489
Other comprehensive income
Net change in unrealized losses on cash flow hedges (net of tax)	(647)	—	(1,000)	—
Total Comprehensive Income	$(140,581)	$4,621	$(138,701)	$7,489

12.	COMMITMENTS AND CONTINGENCIES

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

13.	STOCK-BASED COMPENSATION

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

 As of September 30, 2008, only non-incentive options (non-qualified under Internal Revenue Code Section 422) have been awarded under the Plans. Options granted under the Plans represent the right to purchase units of Group shares. One unit consists of nine shares of class A and one share of class L common stock of the Group.

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

Options granted under the Executive Plan and Incentive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control as defined in the Executive and Incentive plans; tranche 2 options vest and become exercisable upon achievement of  market conditions, as defined in the Executive and Incentive plans; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions or alternatively upon achievement of certain performance conditions and a market condition, as defined in the Executive and Incentive plans. Tranche 1 options represent 50% of an option grant under the Executive and Incentive plans and tranches 2 and 3 options each represent 25% of the options granted under the Executive and Incentive plans.

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

During the nine months ended September 30, 2008, the Group’s board of directors increased the number of share units available under the Plans by 20,000 units. Consequently, at September 30, 2008, a maximum of 5,734,054 shares of Class A common stock of the Group and 637,117 shares of Class L common stock of the Group may be granted under the Plans. Additional fully vested options under the Executive Plan of 1,184,809 shares of Class A common stock of the Group and 131,647 shares of Class L common stock of the Group were issued in connection with rolled over options at the time of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC in February 2006 and the acquisition of Aspen Education Group by the Company in November 2006.

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted using the Black Scholes option valuation model for Management Plan grants, tranche 1 and 3 Executive Plan grants, and tranche 1 Incentive Plan grants. The Company uses the Monte Carlo simulation approach to a binomial model to determine the fair value of tranche 2 and 3 Incentive Plan grants and tranche 2 Executive Plan grants. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of market conditions for certain Executive Plan and Incentive Plan awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average grant date fair value of units granted during the three months ended September 30, 2008 and 2007 were $53.53 and $54.52 per unit, respectively. For the  nine months ended September 30, 2008 and 2007 the average grant date fair value of units granted was $53.72 and $54.91 per unit respectively.

The following assumptions were used to calculate the weighted average grant date fair values of employee stock options for the periods presented below:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Black Scholes
Expected term (in years)	6.27	6.22
Expected volatility	39.90%	45.30%
Dividend yield	0%	0%
Risk-free interest rate	3.40%	4.18%
Binomial (Monte Carlo simulation)
Expected volatility	51.32%	54.34%
Dividend yield	0%	0%
Risk-free interest rate	3.94%	4.42%

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Black Scholes
Expected term (in years)	6.30	6.26
Expected volatility	39.37%	47.10%
Dividend yield	0%	0%
Risk-free interest rate	3.22%	4.62%
Binomial (Monte Carlo simulation)
Expected volatility	51.30%	54.72%
Dividend yield	0%	0%
Risk-free interest rate	3.80%	4.78%

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

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock based compensation expense related to the stock options granted by the Group is being recorded on the Company’s condensed consolidated financial statements, as substantially all grants have been made to employees of the Company. Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004),  Share-Based Payment  (“SFAS 123(R)”), the Company recognizes stock based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Stock option compensation expense related to employee stock options granted under the Plans was $1.5 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $3.8 million and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively.  Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense was $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, $13.1 million of total unrecognized compensation, net of estimated forfeitures of $0.7 million, is expected to be recognized over a weighted-average period of 2.84 years if all performance conditions are met under the provisions of the plans. During the three and nine months ended September 30, 2008, 281,925 and 591,576 shares vested with an aggregate grant date fair value of $1.5 million and $3.2 million, respectively.

Stock Option Activity under the Plans

During the nine months ended September 30, 2008, the Group granted units, which represent option shares to purchase Class A common stock of the Group and option shares to purchase Class L common stock of the Group. Activity under the Plans for the nine months ended September 30, 2008 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2007	7,251,136	$7.76	8.33
Granted	481,616	11.23	9.68
Exercised	(38,793)	2.98
Forfeited/cancelled/expired	(275,302)	9.62
Outstanding—September 30, 2008	7,418,657	$7.94	7.70
Exercisable—September 30, 2008	2,799,371	$5.42	7.47
Exercisable and expected to be exercisable	7,047,724	$7.94

As of September 30, 2008, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercisable was $24.4 million, $16.3 million and $23.2 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of September 30, 2008.

The Group recorded an immaterial amount of cash received for options exercised by certain non-director employees who terminated their employment with the Company. All cash received and paid related to the option exercise and Class A and L Common Stock retirement is reflected within the Company’s financial statements as Capital Contribution from Parent. The aggregate intrinsic value of share options exercised under equity compensation plans for the three months ended September 30, 2008 was immaterial. For the nine months ended September 30, 2008, the aggregate intrinsic value of share options exercised under equity compensation plans was $0.3 million.

The following table presents the composition of options outstanding and exercisable as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.03 - $ 0.32	1,129,132	7.44	$0.10	1,129,132	$0.10
$1.00 - $ 3.30	5,558,498	7.75	1.15	1,401,233	1.08
$7.89 - $17.62	114,616	7.37	8.07	114,616	8.07
$81.00 - $98.16	616,411	7.75	83.50	154,390	81.76
Total	7,418,657	7.70	$7.94	2,799,371	$5.42

14.	RELATED PARTY TRANSACTIONS

In connection with the 2006 acquisition of the Company by investment funds managed by Bain Capital Partners, LLC (“Bain Merger”), the Company and its security holders entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Parent, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s directors are employees of Bain Capital Partners, LLC, the Parent’s principal shareholder.

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC receives an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. The Company under this agreement paid management fees approximating $0.5 million during each of the three months ended September 30, 2008 and 2007 and approximately $1.6 million and $1.5 million  for the nine months ended September 30, 2008 and 2007, respectively, which is included in supplies, facilities and other operating costs.

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

As of September 30, 2008, the Company had $200.0 million aggregate principal amount of the 10.75% Senior Subordinated Notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2008 and December 31, 2007, the condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007.

For the year 2007, management determined that allocations including income tax accounts and intercompany management fee revenue should be allocated to the parent and the investment in the Company’s subsidiaries should be presented using the equity method in the parent column of the consolidating financial statements. As a result, the consolidating balance sheet for the year ended December 31, 2007 and the consolidating statement of operations and consolidating statement of cash flows for the three and nine months ended September 30, 2007 have been restated from previously reported amounts to reflect the allocations and the investment in subsidiaries using the equity method instead of the cost basis method. There is no impact on the Company’s condensed consolidated financial statements as the allocations and investment in subsidiaries are eliminated in consolidation.

Condensed Consolidating Balance Sheet as of September 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,678	$336	$—	$3,014
Accounts receivable—net of allowance	––	30,998	691		31,689
Prepaid expenses	2,843	3,398	163		6,404
Other current assets	20	1,463	48		1,531
Deferred income taxes	6,599	—	—		6,599
Total current assets	9,462	38,537	1,238	—	49,237
PROPERTY AND EQUIPMENT—Net	8,095	118,624	2,650		129,369
GOODWILL	—	591,056	11,798		602,854
INTANGIBLE ASSETS—Net	—	361,750	—		361,750
OTHER ASSETS	20,506	1,304	21		21,831
INVESTMENT IN SUBSIDIARIES	1,068,889	—	—	(1,068,889)	—
TOTAL ASSETS	$1,106,952	$1,111,271	$15,707	$(1,068,889)	$1,165,041
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,400	$2,387	$122	$—	$7,909
Accrued liabilities	10,421	17,364	1,401		29,186
Current portion of long-term debt	4,193	4,821	—		9,014
Other current liabilities	3,180	20,054	1,348		24,582
Income taxes payable	6,908	––	––	––	6,908
Total current liabilities	30,102	44,626	2,871	—	77,599
LONG-TERM DEBT—Less current portion	644,513	4,397	—		648,910
OTHER LIABILITIES	161	5,858	20		6,039
DEFERRED INCOME TAXES	121,585	—	—		121,585
Total liabilities	796,361	54,881	2,891	—	854,133
MINORITY INTEREST	—	—	317	—	317
STOCKHOLDER’S EQUITY	310,591	1,056,390	12,499	(1,068,889)	310,591
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,106,952	$1,111,271	$15,707	$(1,068,889)	$1,165,041

Condensed Consolidating Balance Sheet as of December 31, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,929	$189	$—	$5,118
Accounts receivable—net of allowance	—	31,203	707	—	31,910
Prepaid expenses	4,315	3,162	67		7,544
Other current assets	19	2,099	2		2,120
Income taxes receivable	193	—	—		193
Deferred income taxes	6,599	—	—		6,599
Total current assets	11,126	41,393	965	—	53,484
PROPERTY AND EQUIPMENT—Net	5,629	115,392	1,916		122,937
GOODWILL	—	718,886	11,798		730,684
INTANGIBLE ASSETS—Net	—	390,388	—		390,388
OTHER ASSETS	23,436	1,347	15		24,798
INVESTMENT IN SUBSIDIARIES	1,215,413	—	—	(1,215,413)	—
TOTAL ASSETS	$1,255,604	$1,267,406	$14,694	$(1,215,413)	$1,322,291
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,240	$2,741	$33	$—	$7,014
Accrued liabilities	17,075	19,495	1,012		37,582
Current portion of long-term debt	30,693	4,910	—		35,603
Other current liabilities	4,381	24,843	600		29,824
Total current liabilities	56,389	51,989	1,645	—	110,023
LONG-TERM DEBT—Less current portion	607,434	5,330	—		612,764
OTHER LIABILITIES	165	7,349	—		7,514
DEFERRED INCOME TAXES	145,867	—	—		145,867
Total liabilities	809,855	64,668	1,645	—	876,168
MINORITY INTEREST	—	—	374	—	374
STOCKHOLDER’S EQUITY	445,749	1,202,738	12,675	(1,215,413)	445,749
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,255,604	$1,267,406	$14,694	$(1,215,413)	$1,322,291

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2008
(In thousands) (Unaudited)
	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$8	$115,169	$9,101	$—	$124,278
Other revenue	2	2,143	1		2,146
Management fee revenue	20,096	—	—	(20,096)	—
Total net revenue	20,106	117,312	9,102	(20,096)	126,424
OPERATING EXPENSES:
Salaries and benefits	4,661	53,859	2,909		61,429
Supplies, facilities and other operating costs	1,926	29,621	5,379		36,926
Provision for doubtful accounts	1	1,694	20		1,715
Depreciation and amortization	630	5,127	172		5,929
Asset impairments	––	23,880	––		23,880
Goodwill impairment	––	142,238	––		142,238
Management fee expense	—	19,462	634	(20,096)	—
Total operating expenses	7,218	275,881	9,114	(20,096)	272,117
INCOME (LOSS) FROM OPERATIONS	12,888	(158,569)	(12)	—	(145,693)
INTEREST EXPENSE, NET	(12,930)	(193)	(2)		(13,125)
OTHER EXPENSE	(2)	—	(35)		(37)
(LOSS) INCOME BEFORE INCOME TAXES	(44)	(158,762)	(49)	—	(158,855)
INCOME TAX EXPENSE (BENEFIT)	420	(20,640)	998		(19,222)
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES	—	—	301		301
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(139,470)	—	—	139,470	—
NET LOSS	$(139,934)	$(138,122)	$(1,348)	$139,470	$(139,934)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$6	$113,874	$6,743	$—	$120,623
Other revenue	3	1,528	215		1,746
Management fee revenue	19,427	—	—	(19,427)	—
Total net revenue	19,436	115,402	6,958	(19,427)	122,369
OPERATING EXPENSES:
Salaries and benefits	3,079	50,453	1,911		55,443
Supplies, facilities and other operating costs	2,221	31,092	3,244		36,557
Provision for doubtful accounts	—	2,017	19		2,036
Depreciation and amortization	130	5,179	88		5,397
Asset impairments	––	––	––		––
Goodwill impairment	––	––	––		––
Management fee expense	—	17,880	1,547	(19,427)	—
Total operating expenses	5,430	106,621	6,809	(19,427)	99,433
INCOME (LOSS) FROM OPERATIONS	14,006	8,781	149		22,936
INTEREST EXPENSE, NET	(14,947)	(222)	—		(15,169)
OTHER (EXPENSE) INCOME	(1,220)	––	3		(1,217)
(LOSS) INCOME BEFORE INCOME TAXES	(2,161)	8,559	152		6,550
INCOME TAX (BENEFIT) EXPENSE	(496)	1,963	35		1,502
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	––	—	427		427
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	6,286	—	—	(6,286)	—
NET INCOME (LOSS)	$4,621	$6,596	$(310)	$(6,286)	$4,621

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$20	$340,971	$17,655	$—	$358,646
Other revenue	8	6,117	1		6,126
Management fee revenue	58,777	—	—	(58,777)	—
Total net revenue	58,805	347,088	17,656	(58,777)	364,772
OPERATING EXPENSES:
Salaries and benefits	12,837	163,719	7,403		183,959
Supplies, facilities and other operating costs	5,910	91,016	10,656		107,582
Provision for doubtful accounts	9	4,899	102		5,010
Depreciation and amortization	1,754	15,089	500		17,343
Asset impairments	––	23,880	––		23,880
Goodwill impairment	––	142,238	––		142,238
Management fee expense	—	56,769	2,008	(58,777)	—
Total operating expenses	20,510	497,610	20,669	(58,777)	480,012
INCOME (LOSS) FROM OPERATIONS	38,295	(150,522)	(3,013)	—	(115,240)
INTEREST EXPENSE, NET	(39,578)	(568)	(2)		(40,148)
OTHER EXPENSE	(34)	—	(35)		(69)
(LOSS) INCOME BEFORE INCOME TAXES	(1,317)	(151,090)	(3,050)	—	(155,457)
INCOME TAX BENEFIT	(150)	(17,202)	(347)		(17,699)
MINORITY INTEREST IN (LOSS) OF SUBSIDIARIES	—	—	(57)		(57)
EQUITY IN (LOSS) OF SUBSIDIARIES, NET OF TAX	(136,534)	—	—	136,534	—
NET LOSS	$(137,701)	$(133,888)	$(2,646)	$136,534	$(137,701)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$21	$328,756	$12,712	$—	$341,489
Other revenue	8	4,363	232		4,603
Management fee revenue	58,565	—	—	(58,565)	—
Total net revenue	58,594	333,119	12,944	(58,565)	346,092
OPERATING EXPENSES:
Salaries and benefits	9,901	152,637	4,593		167,131
Supplies, facilities and other operating costs	6,466	87,159	7,052		100,677
Provision for doubtful accounts	––	5,034	30		5,064
Depreciation and amortization	1,217	14,891	202		16,310
Asset impairments	––	––	––		––
Goodwill impairment	––	––	––		––
Management fee expense	––	55,622	2,943	(58,565)	—
Total operating expenses	17,584	315,343	14,820	(58,565)	289,182
INCOME (LOSS) FROM OPERATIONS	41,010	17,776	(1,876)	—	56,910
INTEREST EXPENSE, NET	(44,345)	(625)	(1)		(44,971)
OTHER (EXPENSE) INCOME	(789)	(13)	2		(800)
(LOSS) INCOME BEFORE INCOME TAXES	(4,124)	17,138	(1,875)	—	11,139
INCOME TAX (BENEFIT) EXPENSE	(1,250)	5,193	(568)		3,375
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	—	275		275
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	10,363	—	—	(10,363)	—
NET INCOME (LOSS)	$7,489	$11,945	$(1,582)	$(10,363)	$7,489

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(17,485)	$39,659	$(1,084)	$		$21,090
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(4,257)	(13,893)	(437)			(18,587)
Proceeds from sale of property and equipment	––	101	––			101
Acquisition of business, net of cash acquired	(11,567)	––	––			(11,567)
Acquisition adjustments	––	(10)	––			(10)
Payments made under earnout arrangements	(2,947)	––	––			(2,947)
Net cash used in investing activities	(18,771)	(13,802)	(437)		—	(33,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	26,423	(28,091)	1,668			—
Capital distributed to Parent	(305)	––	––			(305)
Capitalized financing costs	(187)	––	––			(187)
Repayments of capital lease obligations	––	(17)	––			(17)
Net borrowings under revolving line of credit	13,500	––	––			13,500
Repayments of long-term debt	(3,175)	––	––			(3,175)
Net cash provided by (used in) financing activities	36,256	(28,108)	1,668			9,816
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,251)	147		—	(2,104)
CASH AND CASH EQUIVALENTS Beginning of period	—	4,929	189		—	5,118
CASH AND CASH EQUIVALENTS End of period	$—	$2,678	$336		$—	$3,014

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2007
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,021	$14,062	$36	$—	$18,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,247)	(20,776)	(1,216)		(24,239)
Proceeds from sale of property and equipment	––	67	––		67
Acquisition of businesses, net of cash acquired	(33,602)	––	––		(33,602)
Acquisition adjustments	––	979	––		979
Net cash (used in) investing activities	(35,849)	(19,730)	(1,216)	—	(56,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(5,948)	4,419	1,529		—
Capitalized contributed by parent	500	––	––		500
Repayments of capital lease obligations	––	(194)	––		(194)
Capitalized financing costs	(611)	––	––		(611)
Net borrowings under revolver line of credit	41,900	––	––		41,900
Repayments of long-term debt	(4,013)	––	––		(4,013)
Net cash provided by financing activities	31,828	4,225	1,529	––	37,582
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,443)	349	—	(1,094)
CASH AND CASH EQUIVALENTS Beginning of period	—	4,167	39	—	4,206
CASH AND CASH EQUIVALENTS End of period	$—	$2,724	$388	$—	$3,112

16.	SEGMENT INFORMATION

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

The Company’s reportable segments are as follows:

Recovery—The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2008, the recovery segment provided substance abuse and behavioral health services to patients at 109 facilities located in 22 states.

Youth—The youth segment provides a wide variety of therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. As of September 30, 2008, the youth segment operated 29 educational facilities in 10 states and its offerings include boarding schools, experiential outdoor education programs and summer camps.

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

The healthy living division provides treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs. As of September 30, 2008, the healthy living division operated 16 facilities in eight states and one facility in the United Kingdom.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

As discussed in Note 6, there were goodwill adjustments for prior acquisitions that relate primarily to revisions of the original estimates, which affected goodwill allocation between the recovery division and youth division segments. These adjustments affect the segments’ total assets as of December 31, 2007. There is no effect on the Company’s consolidated balance sheet, statement of operations, or statement of cash flows for 2007 or for 2008.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net revenue:
Recovery division	$79,979	$73,713	$235,994	$216,176
Youth division	36,713	40,224	105,795	112,693
Corporate/other	9,732	8,432	22,983	17,223
Total consolidated net revenue	$126,424	$122,369	$364,772	$346,092
Operating expenses:
Recovery division	$56,246	$52,728	$169,035	$154,589
Youth division (1)	200,219	35,163	267,559	102,686
Corporate/other	15,652	11,542	43,418	31,907
Total consolidated operating expenses	$272,117	$99,433	$480,012	$289,182
Income (loss) from operations:
Recovery division	$23,733	$20,985	$66,959	$61,587
Youth division	(163,506)	5,061	(161,764)	10,007
Corporate/other	(5,920)	(3,110)	(20,435)	(14,684)
Total consolidated (loss) income from operations	$(145,693)	$22,936	$(115,240)	$56,910
Income (loss) from operations before income taxes:
Total consolidated (loss) income from operations	$(145,693)	$22,936	$(115,240)	$56,910
Interest expense, net	(13,125)	(15,169)	(40,148)	(44,971)
Other (expense)	(37)	(1,217)	(69)	(800)
Total consolidated (loss) income before income taxes	$(158,855)	$6,550	$(155,457)	$11,139
Capital expenditures:
Recovery division	$3,175	$5,542	$8.890	$14,814
Youth division	1,228	1,669	3,973	4,588
Corporate/other	1,699	2,060	5,724	4,837
Total consolidated capital expenditures	$6,102	$9,271	$18,587	$24,239

			September 30, 2008	December 31, 2007
				(Restated)
Total assets:
Recovery division			$904,738	$891,556
Youth division			179,313	348,224
Corporate/other			80,990	82,511
Total consolidated assets			$1,165,041	$1,322,291
(1) Includes $23.9 million of asset impairments and $142.2 million of goodwill impairment

17.	SUBSEQUENT EVENTS

Subsequent September 30, 2008, and prior to issuance of the interim financial statements, the Company's executive management team conducted a review of  facility operations across its divisions. As a result, the Company's executive management team decided to discontinue operations at certain of the Company's facilities.  As of November 14, 2008, the Company had not incurred any liabilities associated with such closures subsequent to September 30, 2008.  The Company's executive management team expects to more fully develop a plan for closure of such facilities before December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Quarterly Report.

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

We have three operating segments: recovery division, youth division and healthy living division. However, for the purposes of segment reporting and discussion, we combine healthy living division with our corporate/other reporting segment because the healthy living division does not currently meet the quantitative thresholds for separate disclosure (see Note 16 to the condensed consolidated financial statements). As of September 30, 2008, our recovery division, which operates the 30 inpatient and 79 outpatient facilities in 22 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of September 30, 2008, our recovery division treated approximately 28,000 patients per day. As of September 30, 2008, our youth division, which operates 29 programs in 10 states, provides a wide variety of therapeutic and educational programs for underachieving young people. Our healthy living division, which operates 16 facilities in eight states and one facility in the United Kingdom, provides eating disorder and weight management services. Other activities classified as “corporate/other” represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with U.S. generally accepted accounting principles (“GAAP”). Our fiscal year ends on December 31 and our third fiscal quarter ends on September 30. Unless otherwise stated, all year and quarterly dates refer to our fiscal year or our third fiscal quarter, respectively.

Management is responsible for the fair presentation of the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly our unaudited condensed consolidated balance sheet, condensed consolidated statement of operations, and condensed consolidated statement of cash flows for all periods presented.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. During the three months ended September 30, 2008 and 2007,we generated 84.1% and 85.7% of our net revenue from non-governmental sources, including 69.5% and 71.2% from self payors, respectively, and 14.6% and 14.5% from commercial payors, respectively. During the nine months ended September 30, 2008 and 2007, we generated 84.0% and 86.1%

of our net revenue from non-governmental sources, including 68.7% and 71.2% from self payors, respectively, and 15.2% and 14.9% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three months ended September 30, 2008, our consolidated same-facility net revenue decreased by $0.1 million or 0.1% when compared to the comparable period in 2007.  For the nine months ended September 30, 2008, our consolidated, same-facility revenue increased $2.3 million or 0.7% when compared to the comparable period in 2007.  “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the nine months ended September 30, 2008 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our condensed consolidated financial statements in Part I, Item 1 for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects, if any, on our results of operations, financial condition and cash flows.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
Statement of Income Data:	2008	%	2007	%	2008	%	2007	%
Net revenue:
Recovery division	$79,979	63.3%	$73,713	60.2%	$235,994	64.7%	$216,176	62.5%
Youth division	36,713	29.0%	40,224	32.9%	105,795	29.0%	112,693	32.5%
Corporate / other(1)	9,732	7.7%	8,432	6.9%	22,983	6.3%	17,223	5.0%
Total net revenue	126,424	100.0%	122,369	100.0%	364,772	100.0%	346,092	100.0%
Operating expenses:
Recovery division	56,246	44.5%	52,728	43.1%	169,035	46.3%	154,589	44.7%
Youth division (2)	200,219	158.3%	35,163	28.7%	267,559	73.3%	102,686	29.7%
Corporate / other(1)	15,652	12.4%	11,542	9.5%	43,418	11.9%	31,907	9.2%
Total operating expenses	272,117	215.2%	99,433	81.3%	480,012	131.5%	289,182	83.6%
Income (loss) from operations:
Recovery division	23,733	18.8%	20,985	17.1%	66,959	18.4%	61,587	17.8%
Youth division	(163,506)	(129.3)%	5,061	4.1%	(161,764)	(44.3)%	10,007	2.9%
Corporate / other(1)	(5,920)	(4.7)%	(3,110)	(2.5)%	(20,435)	(5.6)%	(14,684)	(4.3)%
(Loss) income from operations	(145,693)	(115.2)%	22,936	18.7%	(115,240)	(31.5)%	56,910	16.4%
Interest expense, net	(13,125)		(15,169)		(40,148)		(44,971)
Other (expense)	(37)		(1,217)		(69)		(800)
Income before income taxes	(158,855)		6,550		(155,457)		11,139
Income tax (benefit) expense	(19,222)		1,502		(17,699)		3,375
Minority interest in income (loss)of a subsidiary	301		427		(57)		275
Net (loss) income	$(139,934)		$4,621		$(137,701)		$7,489

(1) (2)	Includes our healthy living division. Youth division operating expenses include $23.9 million of asset impairments and $142.2 million of goodwill impairment.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated net revenue increased $4.1 million, or 3.3%, to $126.4 million in 2008 from $122.4 million in 2007. Of the total net revenue increase, the recovery division contributed $6.3 million, representing 8.5% growth for the division, with the remaining net revenue growth driven by an increase of $1.3 million, or 15.4% in corporate/other.  Total net revenue growth was partially offset by a net revenue decrease in the youth division of $3.5 million, or 8.7%. Of the $3.5 million decrease in youth division revenue, $1.1 million is attributed to a single therapeutic boarding school that experienced a significant increase in student graduation rates without a commensurate increase in enrollments beginning the quarter ended September 30, 2007. We believe, in addition to the impact of this boarding school, that there has been a slight lessening in demand as a result of the soft economy and the inability of families to access the credit markets and student loan markets to fund the tuition. Additionally, our youth division same–facility net revenue decreased $4.4 million, or 11.5%, due in part from the impact of the aforementioned boarding school. The remaining decrease was due to lower census in both our residential and outdoor programs. Revenue growth in the recovery division was due to same-facility growth of $4.7 million, or 6.5%. Of the remaining $1.6 million net revenue increase in recovery division, $1.1 million increase was due to an acquisition completed in the quarter ended September 30, 2007 and the rest was from startups.  The $1.3 million net revenue increase in corporate/other was contributed by start-ups and  acquisitions completed in the three months ended September 30, 2007.

Consolidated operating expenses increased $172.7 million, or 173.7%, to $272.1 million for the three months ended September 30, 2008 from $99.4 million in the same period of 2007. Of the $172.7 million increase in operating expenses, the recovery division incurred an increase of $3.5 million, or 6.7%, corporate/other incurred an increase of $4.1 million, or 35.6%, and our youth division incurred a net increase of $165.1 million, or 469.4%. The increase in operations expenses within the youth division was primarily due to a $142.2 million non-cash  impairment charge for goodwill as well as for a  $23.9 million non-cash impairment charge related to asset impairments partially offset by reductions in general and administrative expenses.  Excluding the combined $166.1 million in youth division impairment charges, youth division operating expenses decreased $1.0 million compared to the same period in the prior year. For our recovery division, same-facility increase in operating expenses was $1.8 million, or 3.8%, acquisition-related increase was $1.1 million, and startup related increase was $0.7 million. Corporate/other same-facility growth in operating expenses was flat year over year for the three months ended September 30, 2008.

            Our consolidated operating margin was -115.2% in the quarter ended September 30, 2008 compared to 18.7% in the quarter ended September 30, 2007.  Excluding youth division non-cash impairment charges of $166.1 million, consolidated operating margin was 16.2% for the three months ended September 30, 2008.   On a same-facility basis, our consolidated operating margin decreased to -109.4% in the quarter ended September 30, 2008 compared to 32.7% in the quarter ended September 30, 2007. Recovery division same-facility operating margin increased to 37.7% in the quarter ended September 30, 2008 compared to 36.2% in the quarter ended September 30, 2007. Youth division same-facility operating margin decreased to -475.3% in the quarter ended September 30, 2008 compared to 26.0% in the quarter ended September 30, 2007. The significant decrease in our youth division operating margin is in primarily due to the non-cash goodwill and asset impairment charges as well as to a decrease of $1.1 million in revenue from one single therapeutic boarding school, and the remaining decline is generally attributable to lower student census in the remaining youth division programs. Corporate/other same-facility operating margin decreased to 29.9% in the quarter ended September 30, 2008 compared to 33.1% in the quarter ended September 30, 2007.

For the three months ended September 30, 2008, consolidated net income decreased by $144.6 million compared to the same period in 2007. The decrease in net income in 2008 is primarily attributable to goodwill and asset impairments within the youth division in the amounts of $142.2 million and $23.9 million respectively offset by reductions in general and administrative expenses.

 Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Consolidated net revenue increased $18.7 million, or 5.4%, to $364.8 million in 2008 from $346.1 million in 2007. Of the $18.7 million increase, the recovery division contributed $19.8 million, representing 9.2% growth for the division, and the remaining net revenue growth was driven by a net revenue increase of $5.8 million, or 33.4% in corporate/other. Our youth division had a net revenue decrease of $6.9 million, or 6.1%.  Of the $6.9 million decrease in youth division revenue, $5.1 million is attributed to a single therapeutic boarding school that experienced a significant increase in student graduations beginning in the quarter ended September 30, 2007 without a commensurate increase in new enrollments. Additionally, our youth division same-facility net revenue decreased $12.6  million, or 11.2% due in part from the impact from the aforementioned boarding school. The remaining decrease was due to lower census in both our residential and outdoor programs. Revenue growth in the recovery division was due to same-facility growth of $14.2 million, or 6.7%. Of the remaining 5.6 million net revenue increase in recovery division, $3.9 million increase resulted from an acquisition, completed in the quarter ended September 30, 2007 and the rest was from startups.  Of the $5.8 million net revenue increase in corporate/other, $0.7 million or 4.6% was due to same facility growth and $5.1 million was contributed by start-ups and by an acquisition completed in the three months ended September 30, 2007.

Consolidated operating expenses increased $190.8 million, or 66.0%, to $480.0 million in 2008 from $289.2 million in 2007. Of the $190.8 million increase in operating expenses, the recovery division incurred an increase of $14.5 million, or 9.3%, corporate/other incurred an increase of $11.5 million, or 36.1%, and our youth division incurred an increase of $164.8 million, or 160.6% due to impairment charges of $142.2 million for goodwill and $23.9 million for long-lived assets.  Excluding the non-cash impairment charges of $166.1 million, youth division operating expenses decreased $1.2 million or approximately 1.2% due to lower general and administrative expenses.   For our recovery division, same-facility increase in operating expenses was $9.9 million, or 7.4%, and acquisition and startup-related increase was $4.5 million. For corporate/other, same-facility increase in operating expenses was $1.2 million, or 9.9%. Of the remaining increase, $10.3 million was related to an acquisition completed in the quarter ended September 30, 2007 and start-ups.

Our consolidated operating margin was -31.6% for the nine months ended September 30, 2008 compared to 16.4% for the nine months ended September 30, 2007. Excluding youth division non-cash, combined impairment charges $166.1 million, consolidated operating margins were $13.9% for the nine months ended September 30, 2008.   On a same-facility basis, our consolidated operating margin decreased to -18.9% for the nine months ended September 30, 2008 as compared to 32.5% for the nine months ended September 30, 2007. Excluding youth division impairments of $166.1 million, same facility margins were 29.3% for the nine months ended September 30, 2008.   Recovery division same-facility operating margin decreased to 36.4% for the nine months ended September 30, 2008 as compared to 36.8% for the nine months ended September 30, 2007. Youth division same-facility operating margin decreased to -151.4% for the nine months ended September 30, 2008 as compared to 25.7% for the nine months ended September 30, 2007. The significant decrease in our youth division operating margin is due to the $166.1 million in non-cash impairment charges recognized during the third quarter. The remainder is due to a decrease of $5.1 million in revenue from one single therapeutic boarding school as well as to lower census in the remaining youth division programs.  Excluding the $166.1 million non-cash impairment charges, same-facility youth division margins for the  nine months ended September 30, 2008 were 14.9%.  Corporate/other same-facility operating margin decreased to 19.5% for the nine months ended September 30, 2008 as compared to 23.4% for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, consolidated net income decreased by $145.2 million compared to the same period in 2007. The decrease in net income in 2008 is primarily attributable to goodwill and asset impairments within the youth division in the amounts of $142.2 million and $23.9 million respectively.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $28.4 million at September 30, 2008, compared to negative working capital of $56.5 million at December 31, 2007. The increase in working capital from September 30, 2008 compared to  December 31, 2007 was primarily attributable to a reclassification of $40.0 million, related to the revolver loan from short-term to long term debt.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$21,090	$18,119
Net cash used in investing activities	(33,010)	(56,795)
Net cash provided by financing activities	9,816	37,582
Net increase (decrease) in cash	$(2,104)	$(1,094)

Cash used provided by operating activities was $21.1 million for the nine months ended September 30, 2008 compared to cash provided in operating activities of $18.1 million during the same period in 2007.

Cash used in investing activities was $33.0 million in for the nine months ended September 30, 2008 compared to $56.8 million in the same period of 2007.  The decrease in cash used in investing activity primarily relates to a decrease in the additions of plant, property and equipment and in acquisitions.

Cash provided by financing activities was $9.8 million for the nine months ended September 30, 2008 compared to $37.6 million for the same period in 2007. The decrease in cash provided by financing activities is primarily due to a net decrease in borrowing under the revolving line of credit.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of September 30, 2008, our senior secured credit facility was comprised of a $410.9 million senior secured term loan facility and a $100.0 million revolving credit facility. At September 30, 2008, the revolving credit facility had $52.8 million available for borrowing, $40.0 million outstanding and classified on our balance sheet as long term debt, and $7.2 million of letters of credit issued and outstanding. As part of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC, we issued $200.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2016 of which $200.0 million, less original issue discount, remained outstanding at September 30, 2008. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing recovery and youth treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. We had historically made and currently intend to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, if future financings are executed, we expect that such financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. We expect to spend approximately $8.2 million for maintenance related expenditures and an additional $21.2 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of September 30, 2008, we were in compliance with all such covenants.

Effective April 16, 2007, we entered into an amendment to our senior secured credit agreement dated November 17, 2006. Per the agreement, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2% per annum.  Our interest rate swaps have effectively fixed the interest rate on a substantial portion of the term loan.  Our existing swaps have fixed $70 million of the term loan at 4.990% and $200 million of the term loan at 3.875%.

We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchange offers in open market purchases, privately negotiated transactions, by tender offers or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Funding Commitments

Certain agreements acquired in our acquisition of Aspen Education Group (the "Acquisition") contain contingent earnout provisions that provide for additional payments if the acquisitions meet performance milestones as specified in the agreements. For the nine months ended September 30, 2008, we incurred liabilities of $0.6 million associated with earnout obligations and made payments of $2.9 million. We have no future obligations for additional liabilities associated with such earnouts related to the Acquisition.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference. As of September 30, 2008, our exposure to market risk has not changed materially since December 31, 2007.

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

As of September 30, 2008, except as set forth below, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: November 14, 2008

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1h	Release of Guarantee dated as of July 25, 2008 by and among US Bank National Association, as Trustee, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and Lone Star Expeditions, Inc. ‡

10.3i
    Release of Guarantee and Collateral dated as of July 25, 2008 by and among Citibank, NA, as Administrative Agent and Collateral Agent, CRC Health
    Corporation, Adirondack Leadership Expeditions, LLC and Lone Star Expeditions, Inc.  ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.

†	Furnished herewith.