Form 10-K
period 2008-12-31
CRC Health CORP
filed 2009-03-27
CIK 1360474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of March 27, 2009 was 1,000.

Documents incorporated by reference:  exhibits as indicated herein

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

PART I

ITEM 1. Business

Overview

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our services through our three divisions, the recovery division, the youth division and the healthy living division. Our recovery division provides our substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides educational programs for underachieving young people through residential schools and wilderness programs. Our healthy living division provides treatment services through its adolescent and adult weight management programs and its eating disorder facilities. As of December 31, 2008, our recovery division operated 100 treatment facilities in 24 states and treated approximately 28,000 patients per day, which we believe makes us the largest and most geographically diversified for-profit provider of substance abuse treatment. As of December 31, 2008, our youth division operated programs at 28 facilities, in 10 states and during the 2008 calendar year enrolled approximately 4,000 students from families from all 50 states of the United States and from 21 foreign countries. As of December 31, 2008, our healthy living division operated 16 facilities in 8 states. Since our inception in 1995, we believe that we have developed a reputation for providing outstanding services and care and as a result have become a provider of choice throughout the communities we serve.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

Major Recent Developments

We initiated a restructuring plan ("the FY08 Plan") in the fourth quarter of 2008 which included certain facility exit activities, facility consolidations,  as well as workforce reductions, and other activities. The workforce reduction portion of the FY08 Plan is expected to be substantially completed  by the end of the first quarter in 2009.  Facility exit activities are expected to be substantially completed by the end of 2009.  Certain of the facility exit activities have been classified as discontinued operations in the consolidated income statements for all periods presented as discontinued operations, facility exits on the consolidated balances sheets for 2008.

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

Our Business

We deliver our services through our recovery, youth and healthy living divisions. For purposes of our segment reporting, our healthy living division currently is not material and therefore is included in the corporate/other division for segment reporting. Financial information about segment operations appears in Note 20 to the consolidated financial statements.

Recovery division

Our recovery division provides treatment services both on an inpatient and outpatient basis to patients suffering from chronic addiction diseases and related behavioral disorders. We operated 30 inpatient facilities and 70 outpatient and comprehensive treatment clinics in 24 states as of December 31, 2008. The majority of our treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs, or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain management, sexual compulsivity, compulsive gambling, mood disorders and emotional trauma.

All of our treatment facilities and clinics are accredited by either JCAHO or CARF, making them eligible for reimbursement by third party payors, with the exception of Bayside Marin, Echo Malibu, Burkwood and portions of Sober Living by the Sea.  Accreditation is being pursued for Bayside Malibu, Burkwood and additional Sober Living by the Sea programs.  At this time accreditation for Echo Malibu is not being sought due to the nature of their payor profiles, which would not necessarily benefit from accreditation.

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

Inpatient/Residential Treatment. We operated 30 residential facilities in 12 states. On average, our residential facilities have been operating for over 19 years. We have established strong relationships with referral sources and have longstanding ties to the local community and an extensive network of former patients and their families. Our residential treatment services are provided in a peaceful setting that is removed from the pressures, pace and temptations of a patient’s everyday life. Our inpatient facilities house and care for patients over an extended period (21 days on average) and typically treat patients from a broadly defined regional market. As of December 31, 2008, we had 1,910 available beds in our residential and extended care facilities and treated approximately 1,400 patients per day.

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

Outpatient and Intensive Outpatient Services. We provide substance abuse services at 70 treatment clinics in 20 states. Our clinics, which typically range in size from 3,000 to 7,000 square feet, are generally located within light commercial districts. As of December 31, 2008, our clinics treated on average approximately 25,700 patients on a daily basis.

During 2008, substantially all of our services were provided to individuals addicted to heroin and other opiates, including prescription analgesics. In 2008, 35 comprehensive treatment clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service, which we refer to as our COSAT services.

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

Youth division

Our youth division provides a wide variety of therapeutic and educational programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. We operated 28 programs in 10 states as of December 31, 2008, with services ranging from short-term intervention programs to longer-term residential treatment. Our programs are offered in boarding schools, residential treatment centers, outdoor experiential education programs and summer camps. These programs exist at the intersection of education and therapy for adolescents who have demonstrated behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs and depression. Since most of the targeted customer base for these programs face a wide range of interrelated academic, emotional, and behavioral disorders, our ability to offer a seamless continuum of care for a multitude of problems is an important competitive differentiator for us. Approximately one half of our youth treatment programs are accredited by an educational accreditation program, such as the Southern Association of Colleges and Schools (SACS).

Residential programs. We operated 18 residential programs in 8 states as of December 31, 2008. These programs are typically operated in traditional boarding school environments where a unique educational plan is crafted for each student that combines group therapy, individual counseling and specialized therapeutic experiences, such as equine therapy, which are designed to build the student’s personal and emotional skills. Parent seminars and family resolution conferences play an important role in building mutually respectful and responsible relationships and preparing the student to face the real world challenges they face upon completion of the program. Each of our residential programs follows an accredited middle school, high school or college preparatory curriculum over a length of stay ranging from three to 24 months with an average duration of approximately ten months. Admissions are accepted year-round, subject to capacity, and campus sizes range from 40-160 students at both single gender and co-ed campuses.

•
Residential Treatment Centers. We have six residential treatment centers. These programs offer a highly structured environment with 24 hours-per-day supervision that emphasizes therapeutic programming and a strong peer environment to help students overcome self-defeating behaviors and acquire and practice positive behaviors.

•
Therapeutic Boarding Schools. Nine of our residential programs are therapeutic boarding schools. These programs focus on educating adolescents who are struggling with behavioral, emotional, or academic issues by fostering personal growth, healthy self-expression and service to others.

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

Outdoor programs. We operated 10 outdoor programs in six states as of December 31, 2008. Outdoor programs emphasize student exposure to, and interaction with, natural environments and are based on either a base camp format, where students are housed in fixed structures between camping expeditions, or a format that utilizes an expedition-only format. These programs are designed for adolescents who have typically undergone an acute personal crisis and require immediate intervention in a short-term, high-impact therapeutic program that emphasizes experiential learning and individualized counseling as a catalyst for positive behavioral change. Students enrolled in an outdoor program experience the challenges living and working together outdoors as a means of identifying and working through internal conflicts and emotional obstacles that have kept them from responding to parental efforts, schools and prior treatment. In some cases, academic credit is offered upon completion of the program.

Payor Mix. Substantially all of our revenues are from self payors.

Staffing and Local Management Structure. A typical youth treatment program is managed by an executive director experienced in education or other clinical areas, and many of our executive directors hold post-graduate degrees. Our executive directors have on average over 16 years of experience in education/healthcare and over six years tenure at the treatment center they currently manage. The executive director is supported by a staff that consists of therapists, clinical professionals, teachers, counselors, field staff, admissions, finance and operational personnel as well as administrative and maintenance employees.

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

Eating Disorder Treatment. We operated three residential eating disorder facilities/programs in three states as of December 31, 2008. The total number of beds as of December 31, 2008 was 42.  Our residential facilities are located in home-like settings with scenic and peaceful surroundings and provide individuals with a variety of treatment options focusing on their individual needs. The full range of services includes residential inpatient, day program and intensive outpatient treatment for anorexia nervosa, bulimia nervosa, binge eating and related disorders. All of our residential facilities are accredited by CARF, making them eligible for reimbursement by third party payors.

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

Our residential weight loss facility for adults, offers a behavioral approach to weight loss and healthy lifestyle change. As of December 31, 2008, this facility had 94 available beds. Emphasizing a medically sound approach to healthy living, Structure House provides individual nutrition counseling, behavioral workshops, exercise and individual sessions with a psychologist to empower participants and teach them how to integrate healthy eating principles into their daily lives.

We operate one year-round residential weight loss school and twelve summer weight loss camps in seven states and the United Kingdom for adolescents. These programs are intended for the growing number of obese adolescents for whom traditional weight loss methods have been unsuccessful. Our year-round weight loss school is the nation’s first therapeutic boarding school specifically designed for obese adolescents, and feature a full academic program in addition to a therapeutic weight loss program. The residential school, as well as our summer weight loss camps, employ scientific weight loss methods that are designed to maximize long-term behavioral change as a catalyst to substantial and sustained weight loss. These programs include intensive cognitive-behavioral therapy, a low fat, low energy density diet, high physical activity and an integrated nutritional and academic educational program. By participating in a research-based diet and activity management program, and intensive training on the skill sets and behaviors necessary for weight control, students are returned to a normal weight and learn to change to a wide range of behaviors, starting with diet and activity, but including self-esteem, mood, affect and outlook.

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

Payor Mix. We generate our revenues primarily from self payors. We also receive revenues for our eating disorder services from commercial payors. We believe our strong relationships with third party payors and our industry experience allow us to obtain and increase the number of new contracts for our eating disorder business which will provide us with an opportunity to increase the number of patients that we treat.

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

Competition

Treatment providers for the large and growing substance abuse treatment market are highly fragmented, with services being provided by over 13,000 different facilities of which only 26% are operated by for-profit organizations. The primary competitive factors in the substance abuse treatment industry include the quality of programs and services, charges for programs and services, geographic proximity to the patients served, brand and marketing awareness and the overall responsiveness to the needs of patients, families and payors. Our recovery division competes against an array of local competitors, both private and governmental, hospital-based and free standing and for-profit and non-profit facilities. Most of our residential facilities compete within local or regional markets. Sierra Tucson, Life Healing Center and  Bayside Marin,  three of our residential treatment facilities for addiction and other behavioral disorders compete in both national and international markets with other nationally known substance abuse treatment facilities such as the Betty Ford Clinic and Hazelden.

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

Technology Infrastructure

We utilize computer systems for billing, general ledger and all corporate accounting. As of December 31, 2008, we expect to invest $2.7 million over the next 12 months to finalize implementation of a company wide customer relationship management system, to expand our data centers, and to continue our investment, initiated in 2007,  for  the implementation of a comprehensive and fully integrated system encompassing clinical, marketing, regulatory, financial and management reporting systems. At December 31, 2008 we had completed deployment of our human resource management systems initiated in 2007.

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

Most of our residential and comprehensive treatment clinics must obtain and maintain accreditation from private agencies. JCAHO and CARF are private organizations that have accreditation programs for a broad spectrum of healthcare facilities. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, and many other types of programs.   JCAHO accredits a broad variety of healthcare organizations, including hospitals, behavioral health organizations, nursing and long-term care facilities, ambulatory care centers, laboratories and managed care networks and others, including three of our youth treatment programs. Accreditation by JCAHO, CARF or one of the educational accreditation organizations that recognize our youth treatment programs requires an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is typically granted for a specified period, typically ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey. Accreditation is generally a requirement for participation in government and private healthcare payment programs. In addition, certain federal and state licensing agencies require that providers be accredited.
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

Fraud, Abuse and Self-Referral Laws

Many of our facilities in our recovery division must comply with a number of laws and regulations because such facilities participate in government healthcare payment programs such as Medicare and Medicaid. The anti-kickback provision of the Social Security Act, or the anti-kickback statute, prohibits certain offers, payments or receipt of remuneration in return for referring patients covered by federal healthcare payment programs or purchasing, leasing, ordering or arranging for or recommending any services, good, item or facility for which payment may be made under a federal healthcare program. As a result, dealings by facilities that participate in such government programs with referring physicians and other referral sources, including employment contracts, independent contractor agreements, professional service agreements, joint venture agreements and medical director agreements, are all subject to the anti-kickback statute. The anti-kickback statute has been interpreted broadly by federal regulators and certain courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Violations of the anti-kickback statute may be punished by criminal or civil penalties, exclusion from federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved. The Office of Inspector General, or the OIG, of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. The OIG has published regulations describing activities and business relationships that would be deemed not to violate the anti-kickback statute, known as “safe harbor” regulations. We use our best efforts to comply with applicable safe harbors

    Sections 1877 and 1903(s) of the Social Security Act, commonly known as the “Stark Law,” prohibit referrals for designated health services by physicians under the Medicare and Medicaid programs to any entity in which the physician has an ownership or compensation arrangement, unless an exception applies, and prohibits the entity from billing for such services rendered pursuant to any prohibited referrals. These types of referrals are commonly known as “self referrals.” There are exceptions for customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements that meet specific standards. We use our best efforts to structure our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and related regulations. Sanctions for violating the Stark Law include required repayment to governmental payors of amounts received for services resulting from prohibited referrals, civil monetary penalties, assessments equal to three times the dollar value of each service rendered for an impermissible referral (in lieu of repayment) and exclusion from the Medicare and Medicaid programs.

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

Privacy and Security Requirements

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under the Drug Abuse Prevention, Treatment and the Rehabilitation Act of 1979 and Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that:

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

Employees

As of December 31, 2008, we employed approximately 5,000 people throughout the United States. Approximately 4,500 of our employees are full-time and the remaining approximately 500 are part-time employees. There were approximately 3,000 employees in our recovery division, 1,600 employees in our youth division and 300 employees in our healthy living division. The remaining approximately 100 employees are in corporate management, administration and other services.  Certain of our employees are represented by a labor union.  We believe our relationship with our employees is good.

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

Business Risks

Unfavorable economic conditions have, and could continue to, negatively impact our revenues.

The economic conditions have negatively impacted our revenues. If the economic downturn continues or deteriorates further or if other adverse economic conditions arise, such as inflation, it could have a material adverse effect on our business. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. Substantially all of the revenue from our youth division and certain residential treatment facilities such as Sierra Tucson and our extended care facilities is derived from private-pay funding. In addition, a substantial portion of our revenue from our comprehensive substance abuse treatment clinics is from self-payors. In 2008, we experienced a significant decrease in demand for services in our youth division as a result of declining economic conditions and the inability of families to access the credit markets to fund tuition. A sustained downturn in the U.S. economy has, and could continue to, restrain the ability of our patients and the families of our students to pay for our services in all of our divisions.  Other risks that we face as a result of general economic weakness include potential declines in the population covered by health insurance and patient decisions to postpone care.  Moreover, reduced revenues as a result of a softening economy may also reduce our working capital and interfere with our long term business strategy.

Although inflation has not previously or currently had a material impact on our results of operations, our industry is very labor intensive and salaries and benefits are subject to inflationary pressures. Some of our facilities are experiencing the effects of the tight labor market for certain skilled professionals, including a shortage of qualified counselors and nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate. Our ability to pass on increased costs associated with providing services to our patients, in some cases, may be limited.

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2008 (in thousands):

Term Loans and Revolving Line of Credit(1)	$471,341
Senior Subordinated Notes	175,426
Other	6,385
Total Debt	$653,152
Total Stockholder’s Equity	$303,222

(1)
In addition, as of December 31, 2008, we had $8.1 million of letters of credit outstanding under our revolving line of credit leaving approximately $30.4 million available for additional borrowings under our revolving credit facility.

In addition, our parent company has incurred $133.6 million of indebtedness as of December 31, 2008. During 2008, we incurred $55.0 million in net interest expense for our indebtedness issued pursuant to our term loans, revolving line of credit, seller notes, and senior subordinated notes. Our substantial indebtedness and the indebtedness of our parent company could make it more difficult for us to satisfy our obligations with respect to our indebtedness, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

Our ability to make payments, to refinance our indebtedness, and to fund planned capital expenditures and other general corporate matters will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Our debt financing agreements contain a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, create liens on our assets, restrict our ability to engage in sale and leaseback transactions, mergers, acquisitions or asset sales and make investments. Under some circumstances, these restrictive covenants may not allow us the flexibility we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that could benefit our business. In addition, we are required under our senior secured credit facility to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit facility and in our being unable to borrow additional amounts under our revolving facility.  In an event of default occurs, the lenders could elect to declare all amounts borrowed under our senior secured credit facility, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit facility. In such an event, we could not assure you that we would have sufficient assets to pay amounts under our secured indebtedness.

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

Unfavorable student loan markets and the lack of available credit have and could continue to negatively impact our revenues in our youth division.

           Many students attending therapeutic boarding school in our youth division obtain private loans from lenders to finance a portion of their education. In response to recent tightening in the credit markets, many lenders are no longer making student loans available or have announced that they will apply more stringent lending standards for private student loans. In addition, some of the families of our students in our youth division rely on third-party loans, including additional home loans, to fund the cost of tuition at our programs. The unavailability of these loans has and could continue to interfere with the ability of private-pay customers to afford our programs, and may harm our operating results.  Continued tightening of the credit markets has and could continue to result in financing difficulties for those students who rely on private student loans and the credit markets and could adversely impact our revenues.

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

For 2008, we derived approximately 16.4% of our revenue from government programs and 83.6% of our revenue from non-government payors such as self pay, managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid and Medicare, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide.  They also tend to pay on a slower schedule. Thus, while 16.4% of our revenue was attributable to governmental payors, such payors accounted for 36.2% of our accounts receivable as of December 31, 2008. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles, our cash flow from operations could be negatively affected.

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

We derive a significant portion of our revenue from key treatment programs that are located in Pennsylvania, Utah, California, Arizona, and North Carolina, which makes us particularly sensitive to regulatory and economic conditions in those states.

For 2008, Pennsylvania facilities accounted for approximately 12.3% of our total revenue, Utah facility accounted for approximately 12.0% of our total revenue, our California facilities accounted for approximately 11.9% of our total revenue, our Arizona facilities accounted for approximately 11.6% of our total revenue, and our North Carolina facilities accounted for approximately 10.2% of our total revenue. If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

We may have difficulty operating and integrating treatment facilities and youth treatment programs that we acquire. This may disrupt our business and increase our costs and harm our operating results.

In 2006, we acquired six residential facilities, five outpatient treatment clinics and Aspen Education Group, our largest acquisition to date. In 2007, we acquired one residential treatment facility, two youth programs and one weight management facility.  In 2008 we acquired two residential treatment facilities. Additional acquisitions would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

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

If the Employee Free Choice Act is adopted, it would be easier for our employees to obtain union representation and our business could be impacted.

Currently, we only have one facility represented by a union.  If some, or all of our workforce were to become unionized and the terms of the collective bargaining agreements were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our business.  The Employee Free Choice Act of 2007 (“EFCA”) was passed in the U.S. House of Representatives last year.  This bill or a variation of it could be enacted in the future and could have an adverse impact on our business.

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

Although methadone is a generic drug, there are only two significant national suppliers of methadone. We currently purchase methadone for dispensation in our clinics from one. If one of these suppliers were to reduce or curtail production of methadone, we would need to identify other suppliers of methadone. If we are unable to do so, our cost to purchase methadone may increase which may adversely affect our operating results and profitability.

A decline in the revenues or profitability of our Sierra Tucson facility would likely have a material adverse effect on our revenues and operating results.

For 2008, our Sierra Tucson facility represented approximately 9.8% of our total revenue and approximately 14.8% of our operating income before corporate and divisional overhead. Historically, our Sierra Tucson facility has had a high occupancy rate as well as a favorable average length of stay and price of treatment which made it our most profitable facility for 2008. As discussed above, we rely primarily on self payor patients at our Sierra Tucson facility. We have experienced a significant decrease in demand in other divisions as a result of the inability of patients and students to pay for our services due to tightening credit markets and the downturn in the US economy. Should Sierra Tucson’s revenues or profitability decline as a result of the inability or unwillingness of patients to pay for the services or for other reasons or its operations be interrupted, our total revenue and profitability would likely decline. For example, a terrorist act, significant terrorist threat or other disruption to air travel may reduce the willingness or ability of Sierra Tucson’s national and international patient base to travel to the facility or a fire or other casualty loss could interrupt its operations. These events could negatively affect our consolidated operating results.

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

We began operations in August 2002, and our predecessor organizations began operations in September 1995. We recorded net losses in 2002, 2003 and 2006 of approximately $11.5 million, $1.6 million and $35.5 million, respectively, primarily as a result of transaction costs and the write-off of capitalized financing costs. For 2007 and 2008, we recorded a net profit of approximately $1.5 million and a net loss of $141.9 million respectively.  We cannot assure that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

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

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses, loss of payment for past services and exclusion from Medicaid programs, which could harm us. Approximately 16.4% of our revenue for 2008 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure you that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Recovery division. The following tables list our residential treatment facilities, as of December 31, 2008.

Program	City	State	Owned / Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Bayside Marin (with multiple licensed treatment programs)	San Rafael	CA	Leased
Brandywine	Kennett Square	PA	Owned
Burkwood	Hudson	WI	Owned
Camp Recovery Centers	Santa Cruz	CA	Owned
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned
Life Healing Center	Santa Fe	NM	Owned
New Life Lodge	Burns	TN	Owned
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea (with multiple licensed treatment programs and sober living homes)	Newport Beach, Riverside	CA	Leased
Starlite Recovery Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wilmington Treatment Center	Wilmington	NC	Owned
White Deer Run (WDR)—Allenwood	Allenwood	PA	Owned
WDR—Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
WDR—York/Adams	York	PA	Leased
Wellness Resource Center	Boca Raton	FL	Leased

Outpatient Treatment Facilities

Azure	Sacramento	CA	Leased
Camp San Jose	San Jose	CA	Leased
Camp Santa Cruz	Santa Cruz	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
Sober Living—Costa Mesa	Costa Mesa	CA	Leased
Wilmington—Myrtle Beach	Myrtle Beach	NC	Leased
Wilmington—Wilmington	Wilmington	NC	Leased
Wilmington—Shallotte	Shallotte	NC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Altoona	Altoona	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased

Recovery division. The following table lists our comprehensive treatment clinics by state and number, as of December 31, 2008. (1)

State	Clinics	Owned / Leased
California	12	All clinics leased
Colorado	1	Leased
Delaware	2	All clinics leased
Georgia	1	Leased
Indiana	5	All clinics leased
Kansas	2	Leased
Louisiana	1	Leased
Maryland	3	All clinics leased
New Mexico	1	Leased
North Carolina	3	All clinics leased
Oregon	5	All clinics leased
Pennsylvania	2	All clinics leased
Tennessee	1	Leased
Texas	1	Leased
Virginia	3	All clinics leased
Washington	4	All clinics leased
West Virginia	7	All leased except for one owned property
Wisconsin	5	All clinics leased
Total	59

(1)
As of December 31, 2008, we operate four comprehensive treatment clinics that are held for sale and included in discontinued operations. These facilities are located in Texas, New Mexico, Colorado, and Kansas.  All are leased facilities.

Youth division. The following table lists our youth treatment programs as of December 31, 2008.

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

Healthy living division. The following table lists our healthy living programs as of December 31, 2008.

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

Set forth below is selected historical consolidated financial information at the dates and for the periods indicated. The summary historical financial information as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 has been derived from our audited financial statements. The date of the purchase of our company by investment funds managed by Bain Capital was February 6, 2006, but for accounting purposes and to coincide with our normal financial accounting closing dates, we have utilized February 1, 2006, as the effective date of the close of the transaction. As a result, we have reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company (“Predecessor”) and for all periods from and after February 1, 2006 as those of the Successor Company (“Successor”) due to the resulting change in the basis of accounting. For the purpose of presenting a comparison of our 2006 results to all other years, we have presented the year ended December 31, 2006 as the mathematical addition of our operating results for January 2006 to the operating results of the eleven months ended December 31, 2006. This approach is not consistent with generally accepted accounting principles and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Successor				Predecessor
	Year Ended	Year Ended	Combined Year Ended	Eleven Months Ended	One Month Ended	Year Ended December 31,
	December 31,	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006	2006	2006	2005	2004
	(Dollars in thousands)
Statement of Income Data:
Net revenue	$469,994	$447,615	$265,366	$245,888	$19,478	$204,834	$161,295
Operating expenses(1)	$550,855	$382,755	$256,795	$198,902	$57,893	$156,762	$124,997
Operating (loss) income	$(80,861)	$64,860	$8,571	$46,986	$(38,415)	$48,072	$36,298
Interest expense, net	(54,122)	(60,262)	(43,844)	(41,338)	(2,506)	(19,744)	(13,967)
Gain on debt repurchase and other financing costs(3)	8,086	—	(10,655)	—	(10,655)	(2,185)	—
Other income (expense) (2)	1	(1,770)	167	112	55	2,232	—
(Loss) income from continuing operations before income taxes	$(126,896)	$2,828	$(45,761)	$5,760	$(51,521)	$28,375	$22,331
Income tax (benefit) expense	(5,866)	2,446	(9,723)	2,751	(12,474)	10,724	9,684
Minority interest in (loss) income of a subsidiary	(153)	189	(38)	(38)	—	—	—
Net (loss) income from continuing operations	$(120,877)	$193	$(36,000)	$3,047	$(39,047)	$17,651	$12,647
(Loss) income from discontinued operations, net of tax	(21,028)	1,271	529	475	54	350	(1,190)
Net (loss) income	$(141,905)	$1,464	$(35,471)	$3,522	$(38,993)	$18,001	$11,457

	Successor			Predecessor
	Year Ended	Year Ended	Eleven Months Ended	One Month Ended	Year Ended December 31,
	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006	2006	2005	2004
	(Dollars in thousands)
Balance Sheet Data (at period end):
Working capital(4)	$(14,468)	$(56,539)	$(18,730)		$2,284	$12,493
Property and equipment, net	129,728	122,937	94,976		49,074	27,809
Cash and cash equivalents	2,540	5,118	4,206		5,077	10,563
Total assets	1,169,175	1,322,291	1,288,788		424,154	262,695
Total debt, including capital leases	653,152	648,367	626,528		259,931	123,343
Mandatorily redeemable stock	—	—	—		115,625	115,418
Shareholders’ equity (deficit)	303,222	445,749	437,174		11,985	(5,812)
Other Financial Data:
Cash paid for interest	$51,758	$56,418	$29,118	$1,336	$18,101	$12,572
Depreciation and amortization	22,362	21,705	10,148	360	3,850	3,699
Capital expenditures	25,279	30,159	14,189	411	11,480	7,329
Cash flows from operating activities	24,176	56,420	(4,486)	1,201	23,902	25,584
Cash flows from investing activities	(39,645)	(70,947)	(746,811)	(315)	(159,228)	(22,741)
Cash flows from financing activities	12,891	15,439	755,080	(5,540)	129,840	599

(1)
Corporate/other expense for the one month ended January 31, 2006 and the twelve months ended December 31, 2006 includes $43.7 million in acquisition related costs incurred in connection with the purchase of our company by Bain Capital. During the year ended December 31, 2008, the Company recognized $142.2 million in non-cash, goodwill impairment charges related to its youth division.

(2)
Other income (expense) for the year ended December 31, 2005 includes $0.6 million of gain recognized upon termination of our swap agreement in connection with the acquisition of Sierra Tucson and refinancing our debt in May 2005, $1.6 million of increase in fair value of our new swap on December 31, 2005, $0.1 million of gain recognized on the fair value of our interest rate swap during the year ended December 31, 2006,  $1.8 million decrease in fair value of our swap on December 31, 2007, and $8.1 million in gains from debt retirement during the year ended December 31, 2008.

(3)
Represents the write-off of unamortized capitalized financing costs of $2.2 million in the year ended December 31, 2005 and $7.2 million during the one month ended January 31, 2006, and $3.5 million during the one month ended January 31, 2006, related to the write-off of unamortized debt discount.  For the year ended December 31, 2008, this amount represents a gain of $8.1 million from the repurchase of senior subordinated notes with a par amount of $22.7 million.

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

We have three operating segments: recovery division, youth division, and healthy living division. However, for the purposes of segment reporting and discussion, we combine healthy living division with our corporate/other reporting segment because this segment does not currently meet the quantitative thresholds for separate disclosure (see Note 20 to the consolidated financial statements). As of December 31, 2008, our recovery division, which currently operates 30 inpatient and 70 outpatient facilities in 24 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of December 31, 2008, our recovery division treated approximately 28,000 patients per day. As of December 31, 2008, our youth division, which currently operates 28 programs in 10 states and enrolled over 4,000 students during 2008, provides a wide variety of therapeutic and educational programs for underachieving young people. Our healthy living division, which operates 16 facilities in 8 states and one facility in the United Kingdom, provides eating disorder and weight management services. Other activities classified as “corporate/other” represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

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

Discontinued Operations We have reflected certain facility closures and disposals as discontinued operations in our consolidated income statements for all periods presented and as discontinued operations, facility exits for 2008.

Acquisitions

2008 Acquisitions

        During the third quarter of 2008, we closed two acquisitions and paid approximately $11.6 million in cash. The acquisitions are intended to provide expansion of the Company’s services within the respective corresponding markets of the acquired facilities in the United States.

2007 Acquisitions

Our 2007 acquisitions reflect our strategic plan for expanding the services offered by our three operating divisions. We completed four acquisitions in 2007 and paid approximately $32.9 million in cash. The acquisitions are intended to expand our range of services into new geographic regions in the United States.

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

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. During the years ended December 31, 2008 and December 31, 2007, we generated 83.6% and 85.8% of our net revenue from non-governmental sources, including 68.5% and 71.1% from self payors, respectively, and 15.1% and 14.7% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the twelve months ended December 31, 2008 our consolidated same-facility net revenue decreased by 2.9% compared to an increase of 7.3% for the same period in 2007.  “Same-facility” refers to the comparison of each facility owned during 2007 with the results for the comparable period in 2008 and 2006.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of accounts receivables from patients and students and third party billings and notes receivable from payors. We record bad debt expense monthly based on an analysis of age and collectability of outstanding accounts receivable that reflects our historical experience. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor, the status of ongoing disputes with third party payors and general industry conditions. If the financial condition of our payors were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If, at December 31, 2008, we were to recognize an increase of 10% in the allowance for our doubtful accounts, our total current assets would decrease by $0.5 million, or 0.9%.

Evaluation of Goodwill and Purchased Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill and indefinite-lived intangible assets for impairment at least annually at the beginning of the fourth quarter or whenever changes in events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Applying the provisions of SFAS 142, we perform a two-step impairment test for goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our reportable segments. We determine the fair value of the reporting units based on weighted values of discounted cash flow, market value based on guideline public companies, and market value based on guideline transactions method. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill. In the second step, the fair value of the reporting unit (determined in the first step) is allocated to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The fair value of goodwill resulting from the purchase price allocation is the implied fair value of goodwill. The implied fair value of goodwill is compared to the carrying amount to determine how much goodwill is impaired. If the implied fair value of goodwill is less than the carrying amount of goodwill, then an impairment loss is recorded for the difference. SFAS 142 also requires that the fair value of the indefinite-lived intangible assets be estimated and compared to the carrying value annually. We estimate the fair value of these intangible assets using the income approach at the beginning of the fourth quarter or more frequently if impairment indicators exist. We recognize an impairment loss when the fair value of the indefinite-lived purchased intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions, including revenue growth rates and operating margins. We base our fair value estimates on assumptions we believe are reasonable.

           The most significant types of assumptions employed by us in determining the fair value of goodwill and indefinite-lived intangible assets are as follows:

o
Future cash flows are based on a five-year projection of revenue and expenses, capital expenditures, and working capital requirements.  These projections were prepared by management, excluding acquisitions.

o	After the projection period, we utilized a perpetuity growth rate for revenue and margins for the purpose of discounted cash flow.
o	We selected comparable companies for use in estimating EBITDA multiples.
o	We selected a discount rate based upon a weighted average cost of capital utilizing after-tax cost of debt and cost of common equity.

           These assumptions and estimates will likely differ from future actual results and it is possible that these differences could be material.  In addition, future events could cause us to conclude that impairment indicators exist and that asset values are impaired.  If the actual results differ from our estimates and assumptions, we may be required to record impairment on goodwill and indefinite-lived purchased intangible assets.

           For the year ended December 31, 2008, we recorded $142.8 million in impairment charges related to the carrying value of goodwill and $10.9 million for impairment charges related to indefinite-lived purchased intangible assets, respectively.  We did not record any impairment charges relating to the carrying value of goodwill or indefinite-lived purchased intangible assets during the years ended December 31, 2007 and 2006.

Intangibles assets with finite lives are amortized on a straight-line basis over the estimated economic useful lives of the assets, ranging from one to 20 years. We review the intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the Year ended December 31, 2008, we recorded impairment charges of $16.9 million related to the carrying value of finite lived intangible assets.  We did not record any impairment charges relating to the carrying value of finite lived intangible assets during the years ended December 31, 2007 and 2006.

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

The Company adopted FIN 48 on January 1, 2007. The effect of adopting FIN 48 was a decrease in tax reserves and an increase of $2.2 million to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $1.9 million.   At December 31, 2008, the Company’s total unrecognized tax benefits were approximately $1.1 million exclusive of interest and penalties. Included in this amount is approximately $1.0 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period.

Stock Options

We adopted the provisions of Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the prospective transition method on January 1, 2006 and therefore have not restated results for prior periods. During 2008 and 2007, we recognized stock option compensation expense of approximately $6.0 million and $3.9 million respectively. During the eleven months ended December 31, 2006, we recorded stock option-based compensation expense of $3.5 million in accordance with SFAS 123(R). On February 6, 2006, after the consummation of the Transactions, our parent company (CRC Health Group, Inc, the “Group”) adopted the 2006 Management Incentive Plan (the “Management Plan”) and the 2006 Executive Incentive Plan (the “Executive Plan”) and in September 2007, the Group adopted the 2007 Incentive Plan (the “2007 Plan”), collectively referenced as the “Plans”. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options in accordance with SFAS 123(R).

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

Restructuring and Asset Impairment

        We initiated the FY08 Plan in the fourth quarter of 2008 which included certain facility exit activities as well as workforce reductions, and other activities. Workforce reductions included the elimination of approximately 100 full time positions.  The workforce reduction portion of the Plan is expected to be substantially completed by the end of the first quarter in 2009.  Restructuring activities are also expected to be substantially completed by the end of 2009 but we will continue to make lease payments on some of our excess facility space for approximately the next five years.  Activities related to our restructuring plan are accounted for in accordance with SFAS 146 and SFAS 144.   As of December 31, 2008, the Company had recognized approximately $3.3 million in liabilities related to obligations under the FY08 Plan and the Company expects to incur additional expenses of approximately $0.7 million for future actions under the FY08 Plan.

Discontinued Operations

In the fourth quarter ended December 31, 2008, the Company executed an asset sale agreement for the sale four clinics within its recovery division.   Additionally, in the fourth quarter of 2008, the Company announced its intention to sell, dispose, or cease operations of additional facilities across each of its business divisions.  At December 31, 2008, the Company had classified a total of ten facilities as discontinued operations.   Facilities which have been closed, held for sale, or otherwise disposed as of December 31, 2008 are accounted in accordance with SFAS 146 and SFAS 144 and they are reflected as discontinued operations in the Company’s consolidated income statements for all periods presented and as discontinued operations, facility exits on the consolidated balance sheets for 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements in Part II, Item 8 for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

RESULTS OF OPERATIONS

The following table presents our results of operations by reportable segments for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Years Ended December 31,
Statement of Income Data:	2008	%	2007	%	2006(1)%
Net revenue:
Recovery division	$309,545	65.9%	$286,097	63.9%	$247,256	93.2%
Youth division	132,726	28.2%	138,983	31.1%	13,261	5.0%
Corporate / other(2)	27,723	5.9%	22,535	5.0%	4,849	1.8%
Total net revenue	469,994	100.0%	447,615	100.0%	265,366	100.0%
Operating expenses:
Recovery division	224,748	47.8%	206,262	46.1%	175,420	66.1%
Youth division	269,602	57.4%	130,155	29.1%	14,531	5.5%
Corporate / other(2)	56,505	12.0%	46,338	10.3%	66,844	25.2%
Total operating expenses	550,855	117.2	382,755	85.5%	256,795	96.8%
Operating income (loss):
Recovery division	84,797	18.0%	79,835	17.8%	71,836	27.1%
Youth division	(136,876)	(29.1)%	8,828	2.0%	(1,270)	(0.5)%
Corporate / other(2)	(28,782)	(6.1)%	(23,803)	(5.3)%	(61,995)	(23.4)%
Operating (loss) income	(80,861)	(17.2)%	64,860	14.5%	8,571	3.2%
Interest expense, net	(54,122)		(60,262)		(43,844)
Gain on debt repurchase and other financing costs	8,086		—		(10,655)
Other income (expense)	1		(1,770)		167
(Loss) income from continuing operations before income taxes	(126,896)		2,828		(45,761)
Income tax (benefit) expense	(5,866)		2,446		(9,723)
Minority interest in (loss) income of a subsidiary	(153)		189		(38)
(Loss) income from continuing operations	(120,877)		193		(36,000)
(Loss) income from discontinued operations, net of tax	(21,028)		1,271		529
Net (loss) income	$(141,905)		$1,464		$(35,471)

(1)
For the year ended December 31, 2006, operating results is the mathematical addition of the operating results for January 2006, ("Predecessor Company") to the operating results of the eleven months ended December 31, 2006 ("Predecessor Company").

(2)	Includes our healthy living division

Continuing Operations, Year Ended December 31, 2008 Compared to Continuing Operations Year Ended December 31, 2007

              Consolidated net revenue increased $22.4 million, or 5.0%, to $470.0 million in 2008 from $447.6 million in 2007.  Of the total net revenue increase, the recovery division contributed $23.4 million, representing 8.2% growth for the division, with the remaining net revenue growth driven by an increase of $5.2 million, or 23.0% in corporate/other.  Total net revenue growth was partially offset by a net revenue decrease in the youth division of $6.3 million, or 4.5%. The $6.3 million decrease in youth division revenue, is attributable to the outdoor camps that was offset by a $0.1 million revenue increases from residential boarding schools. There has been a significant lessening in demand for youth division services as a result of declining economic conditions and the inability of families to access the credit markets and student loan markets to fund the tuition. Our youth division same–facility net revenue decreased $12.0 million, or 8.7%, due primarily to a $10.1 million decrease in same facility residential boarding schools and a $1.9 million decrease in outdoor camps.  Revenue growth in the recovery division was primarily due to same-facility growth of $16.4 million, or 5.8%. Of the remaining $7.0 million net revenue increase in recovery division, $5.0 million increase was due to acquisitions completed in the quarters ended September 30, 2007 and 2008 respectively. The remaining $2.0 million increase was due to increases in census as well as start-ups.  The $5.2 million net revenue increase in corporate/other is primarily attributed to $5.1 million net revenue growth in eating disorders.

Consolidated operating expenses increased $168.1 million, or 43.9%, to $550.9 million from $382.8 million in the same period of 2007. Of the $168.1 million increase in operating expenses, the recovery division incurred an increase of $18.5 million, or 9.0%, corporate/other incurred an increase of $10.2 million, or 22.0%, and our youth division incurred a net increase of $139.4 million, or 107.1%. The increase in operations expenses within the youth division was primarily due to a $142.2 million non-cash impairment charge for goodwill partially offset by reductions in general and administrative expenses.  Excluding the combined $142.2 million in youth division impairment charges, youth division operating expenses decreased $2.8 million or 2.2% compared to the same period in the prior year. For our recovery division, same-facility increase in operating expenses was $15.1 million, or 8.4% of which $4.5 million was related to non-cash asset impairment charges for one of our residential facilities.  Recovery division acquisition-related increases of $4.7 million, and startup related increases of approximately $0.7 million contributed to the increases in operating expenses year over year. Corporate/other same-facility growth in operating expenses increased $0.7 million or 4.3% year over year for the twelve months ended December 31, 2008.

            Our consolidated operating margin was -17.2% in 2008 compared to 14.5% in 2007.  Excluding youth division non-cash impairment charges of $142.2 million, consolidated operating margin was 13.0% for the twelve months ended December 31, 2008.   On a same-facility basis, our consolidated operating margin decreased to 28.5% in 2008 compared to 31.7% in 2007.   Recovery division same-facility operating margin decreased to 34.9% in 2008 compared to 36.4 % in 2007. Youth division same-facility operating margin decreased to 15.5% in 2008 compared to 24.0% in 2007. The significant decrease in our youth division operating margin is primarily due to the $12.0 million decrease of revenue in the youth division as a result of a significant lessening in demand for youth division services as a result of declining economic conditions and the inability of families to access the credit markets and student loan markets to fund the tuition. Corporate/other same-facility operating margin decreased to 16.2% in 2008 compared to 20.0% in 2007 primarily due to increases in operating expenses at a greater rate than revenue.

For the twelve months ended December 31, 2008, consolidated net income decreased by $143.4 million compared to the same period in 2007. The decrease in net income in 2008 is primarily attributable to a $142.2 million non-cash goodwill impairment charge within the youth division as well as by reduced revenues in the youth division offset by net revenue increases in the recovery and in corporate/other divisions. Other income increased by $1.8 million in 2008 due to decreased losses related to interest rate swaps. Additionally, the Company recognized a $8.1 million gain due to debt retirement activities. Income tax expense decreased $8.3 million in 2008 resulting in an income tax benefit of $5.9 million in 2008 compared to a $2.4 million income tax expense in 2007. The effective tax rate in 2008 was 4.6% compared to 65.5% in 2007. The effective tax rate decrease relates primarily to decreases in the state tax effective rates due to the benefit of 2008 tax rates of deductible losses.

Continuing Operations Year Ended December 31, 2007 Compared to Continuing Operations Year Ended December 31, 2006

Consolidated net revenue increased $182.2 million, or 68.7%, to $447.6 million in 2007 from $265.4 million in 2006. Of the $182.2 million revenue increase, the youth division contributed $125.7 million and the remaining net revenue growth was driven by net revenue increases of $38.8 million or 15.7%, and $17.7 million in our recovery division and corporate/other, respectively. Of the $38.8 million and $17.7 million net revenue increases in the recovery division and corporate/other, respectively, $23.6 million and $16.5 million, respectively, was contributed by acquisitions and start-ups that were not fully included in both 2006 and 2007 results of operations. In addition, same-facility revenue growth in recovery division and corporate/other of $14.9 million, or 6.1%, and $3.3 million, or 106.5%, respectively, contributed to the net revenue growth. Our same-facility recovery division growth was driven in part by a 5.4% increase in patient census and a 0.9% increase in revenue per patient day. Our same-facility corporate/other growth was driven in part by a 43.2% increase in patient census and a 2.8% decrease in revenue per patient day.

Consolidated operating expenses increased $126.0 million, or 49.1%, to $382.8 million in 2007 from $256.8 million in 2006. Of the $126.0 million increase in operating expenses, the youth division incurred $115.6 million in expenses that are mainly attributable to salaries and wages and other general operating expenses associated with the Aspen Acquisition. The operating expense changes in our recovery division and corporate/other was an increase of $30.8 million, or 17.6%, and a decrease of $20.5 million, or 30.7%, respectively. The increase in recovery division operating expenses was mainly attributable to $18.0 million in expenses related to the 2006 and 2007 acquisitions and start-ups and partially attributable to a $10.2 million, or 6.7%, same-facility increase in operating expenses. The decrease in corporate/other operating expenses was mainly attributable to $13.6 million in expenses related to the 2006 and 2007 acquisitions and start-ups partially offset by a $2.5 million, or 92.6%, same-facility increase in operating expenses due to same facility increases in salaries and other operating costs.

Our consolidated operating margins increased to 14.5% in 2007 from 3.2% in 2006, due primarily to the reduction from 2006 to 2007 in one-time expenses that had occurred in 2006. In 2006, related to the Transactions, we incurred one-time expenses of $43.7 million. Partially offsetting this improvement in margins, our consolidated margins in 2007 were negatively impacted relative to 2006 due to our youth division (acquired in 2006 as part of Aspen Education Group) which has lower margins than our other divisions. Our operating margins in our recovery division decreased to 27.9% in 2007 from 29.1% in 2006. On a same-facility basis, our consolidated operating margin decreased to 37.3% in 2007, as compared to 37.8% in 2006.

Consolidated net income increased by $36.9 million in 2007 compared to 2006. The increase in net income in 2007 was primarily attributable to the increase in operating income of $10.1 million driven by the acquisition of Aspen in the youth division, an increase in operating income of $8.0 million in our recovery division and an increase in operating income of $38.2 million in the corporate/other division. The increase in operating income in the corporate/other division was primarily due to a decrease in transaction related costs compared to 2006. Other income decreased by $1.9 million in 2007 due primarily to a loss on an interest rate swap agreement of $1.8 million. Income tax expense increased $12.2 million in 2007 resulting in an expense of $2.4 million in 2007 compared to a $9.7 million benefit in 2006. The effective tax rate in 2007 was 65.5% compared to 20.9% in 2006. The effective tax rate increase relates primarily to an increase in the state tax effective rate due to separate filing states that have taxable income and to the benefit of 2006 tax rate of deductible acquisition costs.

Restructuring Activities and Discontinued Operations

          During the year ended on December 31, 2008, based on a combination of factors,  including significantlyl lower demand for the services of our youth division as a result of the challenging economic environment and a detailed review of  our financial results, we initiated restructuring activities under the FY08 Plan. Restructuring activities under the FY08 Plan include facility exits and consolidations as well as the elimination of approximately 100 full-time positions. Both facility consolidations and workforce reductions under the FY08 plan are expected to be completed by the end of the first quarter of 2009.  Under the FY08 plan, the Company has classified  ten facilities as discontinued operations, and  it expects to consolidate the youth division corporate headquarters into other locations.   All activities under the FY08 Plan  are expected to be substantially completed by the end of 2009.

         As of December 31, 2008, in accordance with the provisions of SFAS 146, the Company had incurred approximately $3.3 million in future liabilities under the FY08 Plan which relate primarily to severance benefits, facility exit costs, and other costs.  Remaining restructuring actions under the FY08 Plan may include further division consolidations and facility exit actions in future periods based on management’s periodic review of its operations. The Company anticipates recording additional charges related to its workforce and facility reductions over future periods. While the Company expects to incur additional expenses of approximately $0.7 million related to future actions under the FY08 Plan, the total amount and timing of these charges will depend upon the nature, timing and extent of these future actions.

         Under the provisions of SFAS 142 and SFAS 144 as well as a result of its restructuring activities under the FY08 Plan, we performed impairment testing across its divisions. Upon completion of its impairment testing, we recorded non-cash impairment charges of $10.9 million for intangible assets not subject to amortization, $16.9 million for intangible assets subject to amortization, $142.8 million for goodwill and $3.0 million for asset impairment on property and equipment.   Impairment charges resulting from our impairment testing and attributable to those facilities recognized as discontinued operations totaled $26.3 million and $0.6 million for asset impairments and goodwill impairment respectively for the twelve months ended December 31, 2008.

         Charges related to impairment of intangible assets and fixed assets are included in our consolidated statement of operations under both asset impairments and results from discontinued operations. Charges related to impairment of goodwill are included in the Company’s consolidated statement of operations under both impairment of goodwill and in results from discontinued operations. Both asset impairment and goodwill impairment charges represent our best estimate of the impairment losses for the year ended December 31, 2008.  We did not have restructuring activities in 2007 or in 2006.

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

We had negative working capital of $14.5 million at December 31, 2008, compared to negative working capital of $56.5 million at December 31, 2007. The increase in working capital from December 31, 2007 to December 31, 2008 was primarily attributable to changes in the Company's intent regarding repayment of approximately $61.5 million of current debt related to its revolving line of credit.  Additionally the reclassification of all long term assets of discontinued operations to short term assets of discontinued operations further contributed to the decrease in negative working capital.

Sources and Uses of Cash

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$24,176	$56,420	$(3,285)
Net cash (used in) investing activities	(39,645)	(70,947)	(747,126)
Net cash provided by financing activities	12,891	15,439	749,540
Net (decrease) increase in cash	$(2,578)	$912	$(871)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Cash provided from operating activities was $24.2 million in 2008 and $56.4 million in 2007. The $32.2 million decrease in cash flows from operating activities in fiscal 2008 is due to net losses incurred by the Company for 2008 compared to 2007 reduced by non-cash impairments, other non-cash items, and changes in assets and liabilities.  Additionally, a decrease of $11.7 million in income tax receivable further contributed to the decrease in cash from operating activities.

Cash used in investing activities was $39.6 million in 2008, compared to $70.9 million in 2007. The decrease in the cash used for investing activities during 2008 was due to decreases in acquisition related activity compared to 2007 as well as to a decrease of $4.9 million in purchases of property and equipment and a decrease of  $5.7 million in payments made under earnout arrangements.

Cash provided by financing activities was $12.9 million in 2008, compared to $15.4 million in 2007.  The decrease of $2.5 million was due primarily to a net increase in borrowings of $11.4 million offset by debt retirement of $13.6 million and capital contributed to Parent of $0.6 million.

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

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of December 31, 2008, senior secured credit facility was comprised of a $409.8 million senior secured term loan facility and a $100.0 million revolving credit facility. At December 31, 2008, $61.5 million of the revolving line of credit facility was outstanding and classified on our balance sheet as long term debt. In addition, the revolving line of credit facility had approximately $8.1 million of letters of credit issued and outstanding. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes of which $177.3 million, excluding discount,  remained outstanding at December 31, 2008. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing recovery and youth treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. We had historically and currently intend to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, we expect that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. We expect to spend approximately $6.3 million for maintenance related expenditures and an additional $5.7 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of December 31, 2008, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

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

Certain agreements acquired in the Aspen Acquisition contain contingent earnout provisions that provide for additional payments in the amount of up to $6.0 million if the acquisitions meet performance milestones as specified in the agreements. During the year ended December 31, 2008, the Company made payments of $2.9 million related to earn out provisions. The Company is not subject to any future earn-out repayment commitments as of December 31, 2008.

Off Balance Sheet Obligations

As of December 31, 2008, we did not have any off-balance sheet obligations other than $8.1 million of letters of credit.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2008 (dollars in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Term loans, including interest(i)	$473.4	$19.4	$38.3	$415.7	$—
Senior subordinated notes, including interest(ii)	320.2	19.1	38.1	38.1	224.9
Revolving line of credit, including interest(iii)	66.9	1.8	3.6	61.5	—
Seller notes, including interest	8.6	2.8	5.2	0.6	—
Operating leases	126.8	18.6	28.1	19.4	60.7
Consulting agreements	0.6	0.3	0.3	—	—
Liability for income taxes associated with uncertain tax positions	1.1	0.4	0.7	—	—
Total obligations	$997.6	$62.4	$114.3	$535.3	$285.6

(i)	Interest rate is calculated using published three month LIBOR at December 31, 2008, plus 2.25%, which equals 3.675%.
(ii)	Stated interest rate of 10.75% per the indenture.
(iii)	Interest rate is calculated using published one month LIBOR at December 31, 2008, plus 2.50%, which equals 2.94%.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our amended and restated senior secured credit facility. As of December 31, 2008 we have $409.8 million in term loans outstanding, bearing interest at variable rates. A hypothetical quarter point increase or decrease in market interest rates compared to the interest rates at December 31, 2008 would result in a $1.0 million change in annual interest expense on our term loans. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million, which bears interest at variable rates. Assuming the revolving line of credit is fully drawn, each quarter point change in interest rates compared to the interest rates at December 31, 2008 would result in an immaterial change in the annual interest expense on our revolving credit facility. In conjunction with our term loans, we entered into an interest rate swap agreement on February 28, 2006 in the amount of $115.0 million as provided under our credit agreement and retained in our amended and restated credit agreement to exchange floating for fixed interest rate payments to reduce interest rate volatility. The effective date of the swap agreement was March 31, 2006 and has a maturity date of March 31, 2011. At December 31, 2008, the outstanding amount of this interest rate swap was $60.0 million.  On June 30, 2008, as provided for in the Credit Agreement and retained in the Amended and Restated Credit Agreement and Amendment No. 2, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $200.0 million. The effective date of the agreement is June 30, 2008 and has a maturity date of July 1, 2011.  At December 31, 2008, the outstanding amount of this interest rate swap was $200 million.

ITEM 8. Financial Statements and Supplementary Data

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of December 31, 2008 (Successor) and 2007 (Successor)	31

Consolidated Statements of Operations for the years ended December 31, 2008 (Successor) and 2007 (Successor), the eleven- month period ended December 31, 2006 (Successor) and the one-month period ended January 31, 2006 (Predecessor)	32

Consolidated Statements of Mandatorily Redeemable Stock and Stockholder’s Equity for the years ended December 31, 2008 (Successor) and 2007 (Successor), the eleven-month period ended December 31, 2006 (Successor) and the one-month period ended January 31, 2006 (Predecessor)	33

Consolidated Statements of Cash Flows for the years ended December 31, 2008 (Successor) and 2007 (Successor), the eleven- month period ended December 31, 2006 (Successor), the one-month period ended January 31, 2006 (Predecessor)	35

Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CRC Health Corporation:

We have audited the accompanying consolidated balance sheets of CRC Health Corporation and subsidiaries, (the “Company”), (a wholly owned subsidiary of CRC Health Group, Inc.) as of December 31, 2008 (Successor) and 2007 (Successor), and the related consolidated statements of operations, mandatorily redeemable stock and stockholder’s equity (deficit), and cash flows for the years ended December 31, 2008 (Successor) and 2007 (Successor), the eleven-month period ended December 31, 2006 (Successor), and the one-month period ended January 31, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRC Health Corporation and subsidiaries as of December 31, 2008 (Successor) and 2007 (Successor), and the results of their operations and their cash flows for the years ended December 31, 2008 (Successor), and 2007 (Successor),  the eleven-month period ended December 31, 2006 (Successor), and the one-month period ended January 31, 2006 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California
March 25, 2009

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	December 31,	December 31,
	2008	2007
	(Successor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,540	$5,118
Accounts receivable, net of allowance for doubtful accounts of $5,409 in 2008 and $6,901 in 2007	30,826	31,910
Prepaid expenses	7,703	7,544
Other current assets	1,618	2,120
Income taxes receivable	—	193
Deferred income taxes	4,029	6,599
Current assets of discontinued operations, facility exits	14,125	—
Total current assets	60,841	53,484
PROPERTY AND EQUIPMENT—Net	129,728	122,937
GOODWILL	604,078	730,684
INTANGIBLE ASSETS—Net	354,463	390,388
OTHER ASSETS	20,065	24,798
TOTAL ASSETS	$1,169,175	$1,322,291

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,165	$7,014
Accrued liabilities	29,061	37,582
Income taxes payable	1,201	—
Current portion of long-term debt	6,522	35,603
Other current liabilities	31,657	29,824
Current liabilities of discontinued operations, facility exits	703	—
Total current liabilities	75,309	110,023
LONG-TERM DEBT—Less current portion	646,630	612,764
OTHER LONG-TERM LIABILITIES	7,553	7,514
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	1,909	—
DEFERRED INCOME TAXES	134,331	145,867
Total liabilities	865,732	876,168
COMMITMENTS AND CONTINGENCIES (Note 12)
MINORITY INTEREST	221	374
STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	444,275	438,608
Accumulated (deficit) retained earnings	(134,764)	7,141
Accumulated other comprehensive (loss)	(6,289)	—
Total stockholder’s equity	303,222	445,749
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,169,175	$1,322,291

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)

	Successor			Predecessor
			Eleven Months	One Month
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006	2006
NET REVENUE:
Net client service revenue	$461,851	$441,228	$241,439	$18,988
Other revenue	8,143	6,387	4,449	490
Total net revenue	469,994	447,615	245,888	19,478
OPERATING EXPENSES:
Salaries and benefits	236,006	220,406	116,106	9,079
Supplies, facilities and other operating costs	139,232	133,768	67,620	4,459
Provision for doubtful accounts	6,492	6,876	5,028	285
Depreciation and amortization	22,362	21,705	10,148	360
Asset impairment	4,525	—	—	—
Goodwill impairment	142,238	—	—	—
Acquisition related costs	—	—	—	43,710
Total operating expenses	550,855	382,755	198,902	57,893

OPERATING (LOSS) INCOME	(80,861)	64,860	46,986	(38,415)
INTEREST EXPENSE, NET	(54,122)	(60,262)	(41,338)	(2,506)
GAIN ON DEBT REPURCHASE AND OTHER FINANCING COSTS	8,086	—	—	(10,655)
OTHER INCOME (EXPENSE)	1	(1,770)	112	55
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(126,896)	2,828	5,760	(51,521)
INCOME TAX (BENEFIT) EXPENSE	(5,866)	2,446	2,751	(12,474)
MINORITY INTEREST IN (LOSS) INCOME OF SUBSIDIARIES	(153)	189	(38)	—
(LOSS) INCOME FROM CONTINUING OPERATIONS	(120,877)	193	3,047	(39,047)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (net of tax (benefit) expense of $(11,265) in 2008, $697 in 2007, $260 and $30 for 11 months and 1 month in 2006, respectively)	(21,028)	1,271	475	54
NET (LOSS) INCOME	$(141,905)	$1,464	$3,522	$(38,993)

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY
 (In thousands, except share amounts)

	Redeemable Convertible					Retained		Total
	Preferred and A-1		Series A		Additional	Earnings	Accumulated	Stockholders’
	Common Stock		Common Stock		Paid-in	(Accumulated	Other	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Comprehensive Loss	(Deficit)	Income (Loss)
BALANCE—December 31, 2005 (Predecessor)	262,399,056	$115,625	8,652,429	$—	$215	$11,770	$—	$11,985	$—
Exercise of options			72,968		7			7
Net loss for the one month ended January 31, 2006						(38,993)	—	(38,993)	(38,993)
BALANCE—January 31, 2006 (Predecessor)	262,399,056	$115,625	8,725,397	$—	$222	$(27,223)	$—	$(27,001)	$(38,993)
Merger with CRCA Merger Corporation:
Repurchase and retirement of CRC Health Group, Inc. preferred and common stock and Series A common stock	(262,399,056)	(115,625)	(8,725,397)		(222)	27,223		27,001
Issuance of CRC Health Corporation common stock			1,000		294,475			294,475
Capital contributed by Parent					139,177			139,177
Net income for the eleven months ended December 31, 2006						3,522		3,522	3,522
BALANCE—December 31, 2006 (Successor)	—	$—	1,000	$—	$433,652	$3,522	$—	$437,174	$3,522

(continued)

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY—(Continued)
(In thousands, except share amounts)

	Redeemable Convertible					Retained		Total
	Preferred and A-1		Series A		Additional	Earnings	Accumulated	Stockholders’
	Common Stock		Common Stock		Paid-in	(Accumulated	Other	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Comprehensive Loss	(Deficit)	Income (Loss)
BALANCE—December 31, 2006 (Successor)	—	$—	1,000	$—	$433,652	$3,522	$—	$437,174	$3,522
Cumulative effect of adoption of FIN48						2,155		2,155
Capital contributed by Parent, net					4,956			4,956
Net income for the year ended December 31, 2007						1,464		1,464	1,464
BALANCE—December 31, 2007 (Successor)	—	$—	1,000	$—	$438,608	$7,141	$—	$445,749	$1,464
Capital contributed by Parent, net					5,667			5,667
Net (loss) for the year ended December 31, 2008						(141,905)		(141,905)	(141,905)
Other comprehensive (loss)							(6,289)		(6,289)
BALANCE—December 31, 2008 (Successor)	—	$—	1,000	$—	$444,275	$(134,764)	$(6,289)	$303,222	$(148,194)

(concluded)

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
			Eleven Months	One Month
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(141,905)	$1,464	$3,522	$(38,993)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,811	22,015	10,193	361
Write-off of debt discount and capitalized financing costs	—	—	—	10,655
Amortization of debt discount and capitalized financing costs	4,536	4,476	2,906	162
Goodwill impairment	142,862	—	—	—
Asset impairment	30,836	—	—	—
Gain on debt repurchase	(8,086)	—	—	—
(Gain)/ loss on interest rate swap agreement	(1)	1,771	(109)	(55)
(Gain)/ loss on sale of property and equipment	68	218	(41)	(1)
Provision for doubtful accounts	6,561	6,857	5,106	285
Stock-based compensation	6,026	3,909	3,469	17,666
Deferred income taxes	(19,756)	1,306	(85)	—
Minority interest	(153)	189	(38)	—
Changes in assets and liabilities:
Accounts receivable	(5,655))	(4,962)	(9,216)	(1,271)
Income taxes receivable	193	11,899	2,931	(9,041)
Prepaid expenses	(164)	216	(2,069)	317
Other current assets	494	56	3,500	40
Accounts payable	(803)	300	(838)	(2,997)
Accrued liabilities	(8,381)	(2,877)	(29,543)	25,641
Other current liabilities	(6,288)	2,710	6,097	485
Income taxes payable	1,202	—	—	(3,384)
Other long-term assets	(19)	840	(534)	1,302
Other long-term liabilities	(202)	6,033	263	29
Net cash provided by (used in) operating activities	24,176	56,420	(4,486)	1,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(25,279)	(30,159)	(12,786)	(316)
Proceeds from sale of property and equipment	188	90	41	1
Acquisition of businesses, net of cash acquired	(11,597)	(32,912)	(304,861)	—
Acquisition adjustments	(10)	779	(14)	—
Payment of purchase price to former shareholders	—	—	(429,191)	—
Payments made under earnout arrangements	(2,947)	(8,645)	—	—
Purchase of intangible asset	—	(100)	—	—
Net cash (used in) investing activities	(39,645)	(70,947)	(746,811)	(315)
(continued)

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Successor			Predecessor
			Eleven Months	One Month
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution from Bain Capital	—	—	294,475	—
Capital (distributed to) contributed by Parent	(359)	252	135,711	—
Payment of Bain Merger costs	—	—	(5,354)	—
Stock options exercised	—	—	—	7
Capitalized financing costs	(338)	(640)	(29,527)	(547)
Repayments of capital lease obligations	(22)	(259)	(43)	—
Repurchase of long term debt	(13,607)	—	—	—
Net borrowings (repayments) under revolving line of credit	35,000	22,900	(900)	(5,000)
Proceeds from issuances of long-term debt	—	—	617,522	—
Repayment of long-term debt	(7,783)	(6,814)	(256,804)	—
Net cash provided by (used in) financing activities	12,891	15,439	755,080	(5,540)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,578)	912	3,783	(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	5,118	4,206	423	5,077
CASH AND CASH EQUIVALENTS—End of period	$2,540	$5,118	$4,206	$423
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payable in conjunction with the addition of property and equipment	$—	$—	$1,403	$95
Assets acquired under capital lease	$––	$33	$––	$—
Notes payable issued in connection with earnout arrangements	$897	$5,681	$—	$—
Lessor financing of leasehold improvements	$374	$—	$—	$—
Payable in conjunction with contingent acquisition consideration	$—	$3,204	$268	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51,758	$56,418	$29,118	$1,336
Cash paid (received) for income taxes, net of refunds	$1,128	$(10,062)	$593	$—

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

The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. The Company delivers its substance abuse and addiction disease treatment services through residential and outpatient treatment facilities, which is referred to as the Company’s recovery division. As of December 31, 2008, the Company operated 100 residential and outpatient treatment facilities in 24 states and treated approximately 28,000 patients per day. The Company delivers its youth treatment services through its residential schools, wilderness programs and summer camps, which is referred to as the Company’s youth division. As of December 31, 2008, the Company’s youth division operated programs at 28 facilities in 10 states. The Company’s healthy living division provides treatment services for eating disorders and obesity, each of which may be effectively treated through a combination of medical, psychological and social treatment programs. As of December 31, 2008, the Company’s healthy living division operated 16 facilities in 8 states.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The date of the Bain Merger was February 6, 2006 but for accounting purposes and to coincide with its normal financial closing, the Company has utilized February 1, 2006 as the effective date. As a result, the Company has reported operating results of the period presented prior to February 1, 2006 as those of the Predecessor Company and for all periods from and subsequent to February 1, 2006 as those of the Successor Company due to the resulting change in the basis of accounting.

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

Use of Estimates—Preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents—Cash includes amounts in demand accounts. At December 31, 2008 and 2007 substantially all cash was on deposit with financial institutions. Cash equivalents are short-term investments with original maturities of three months or less. Interest income for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006 was approximately $0.1 million, $0.7 million, $0.1 million and $0.0 million, respectively, and is recorded in interest expense, net, on the consolidated statements of operations.

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

Long-Lived Assets— In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets  ("SFAS 144"),  the Company tests its long lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable.  According to SFAS 144, if the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded.

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

During the year ended December 31, 2008, the Company recognized a non-cash charge of $3.0 million related to the impairment of property and equipment and a $16.9 million non-cash charge related to the impairment of intangible assets subject to amortization.  These charges are recorded in the Company's divisions and are included in the Company's consolidated statement of operations within discontinued operations. See Note 5, Note 6, and Note 18.

Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company tests goodwill and indefinite lived intangible assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises.

The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reporting unit being tested to its carrying value. The Company's reporting units are consistent with the operating segments identified in Note 20.  The Company determines the fair value of its reporting units using a combination of income approach and a market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates fair value based on what investors have paid for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

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

In the third quarter of 2008, the Company tested its youth reporting unit in advance of the annual goodwill impairment test date, as there was a more-likely-than-not expectation that a significant portion of the reporting unit would be disposed of. Additionally, during the third quarter of 2008, the healthy living reporting unit was tested for possible impairment due to decreases in operating income and deteriorating economic conditions. As a result of these impairment tests, the Company has recognized a non-cash goodwill impairment charge of $142.2 million within its youth division. At the beginning of the fourth quarter, the Company tested the recovery reporting unit in accordance with the Company’s annual testing policy. See Note 6.

During 2008, the Company also recognized non-cash impairment charges of $4.5 million and $6.4 million related to intangible assets not subject to amortization within its youth and recovery divisions, respectively. Impairment charges related to goodwill and intangible assets not subject to amortization are included in the consolidated statement of operations under goodwill impairment, asset impairment, and discontinued operations. See Note 6.

Capitalized Financing Costs—Costs related to obtaining financing and long-term debt are capitalized and amortized using the effective interest method.  As of December 31, 2008 and 2007, other long-term assets, net includes capitalized financing costs of $18.7 million, and $23.4 million, respectively. Amortization expense for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006 was $4.2 million, $4.2 million, $2.6 million, and $0.1 million, respectively and are included in the Company’s consolidated statement of operations under interest expense, net.

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

Advertising Costs— Advertising costs, included in supplies and facilities costs, are expensed as incurred. Advertising costs for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006 were approximately $4.1 million, $2.9 million, $1.3 million, and $0.07 million, respectively.

Stock-Based Compensation—On January 1, 2006, the Predecessor Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Predecessor Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Valuation of Share-Based Payment Arrangements for Public Companies (“SAB 107”) relating to SFAS 123R and the Predecessor Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Predecessor Company adopted SFAS 123R using the prospective transition method, which requires the application of the accounting standard to awards granted, modified or settled after the date of adoption.

Gain on Debt Repurchase and Other Financing Costs— During the year ended December 31, 2008 the Company retired senior subordinated notes with a par amount of $22.7 million. Excluding immaterial transaction related costs, the Company realized a gain of $8.1 million from debt retirement activities.  The Company did not have any debt retirement activities in 2007, the eleven months ended December 31, 2006, or the one month ended January 31, 2006.

Other financing costs written off in the one month ended January 31, 2006 include charges associated with the early extinguishment of borrowings, including amounts paid for prepayment premiums and additional interest, and capitalized financing costs and debt discounts associated with the retired debt that were written off.  For the years ended December 31, 2008 and 2007, and for the eleven months ended December 31, 2006, the Company did not incur any other financing costs.

Minority Interest—The Company through the acquisition of Aspen acquired a seventy-five percent interest in certain weight loss programs.  Additionally, a former employee acquired a 10% interest in two youth division programs as a result of a prior agreement in place from the Aspen acquisition. The Company consolidates its investment for financial reporting purposes. Losses are allocated based upon the “at risk” capital of each limited liability partner member. Losses in excess of the “at risk” capital are allocated to the Company without regard to the percentage of ownership. The Company retains an option to buy-out the minority interest at a price to be calculated pursuant to the terms and conditions of the operating agreement.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted FIN 48 on January 1, 2007. The effect of adopting FIN 48 was a decrease in tax reserves and an increase of $2.2 million to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $1.9 million.  At December 31, 2008, the Company’s total unrecognized tax benefits were approximately $1.1 million exclusive of interest and penalties. Included in this amount is approximately $1.0 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. See Note 7.

Restructuring and Discontinued Operations—  The Company accounts for facility closures and restructuring costs in accordance with Statement of Financial Accounting Standards No.146, Accounting for Costs Associated with Exit or Disposal Activities  ("SFAS 146") and  SFAS 144.  The Company records as an obligation, the present value of estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs, and other associated costs. At December 31, 2008, the Company had incurred liabilities of approximately $3.3 million related to costs associated with exit or disposal activities.

Additionally, upon review of facility closures and disposals, the Company assesses the classification of such facilities as discontinued operations in accordance with SFAS 144. Should the Company classify certain facility closures and disposals as discontinued operations under the provisions of SFAS 144, the facility operations related to closures and disposals are classified as discontinued operations on the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations are classified under assets and liabilities of discontinued operations, facility exits on the consolidated balance sheet for 2008. See Note 19.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America. At times, deposits in these institutions may exceed federally insured limits. The Company’s accounts receivable are primarily derived from methadone treatment, detoxification, psychological evaluations, counseling, education, weight loss management, and other related rehabilitation services provided to clients. As of December 31, 2008 and 2007, approximately 36.2% and 26.0% of gross accounts receivable and approximately 16.4% and 14.2%  for the years ended December 31, 2008 and 2007, respectively, and 19.9% for the eleven months ended December 31, 2006 and 26.0% for the one month ended January 31, 2006 of net client service revenue, respectively, was derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectability of accounts receivable.

Fair Value of Financial Instruments—The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based upon the borrowing rates currently available to the Company for loans with similar terms and the anticipated payment of its term loans per the amended and restated credit agreement (see Note 8) the carrying value of the term loans approximates fair value. At December 31, 2008 and 2007 the carrying value and fair value of the senior subordinated notes was $175.4 million and $106.8 million and $197.6 million and $205.0 million, respectively.

Interest Rate Swaps—Interest rate swaps are used principally in the management of the Company’s interest rate exposures and are recorded on the balance sheet at fair value. As part of its hedging strategy, the Company has designated its interest rate swaps as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

The fair value of the interest rate swaps are estimated based upon terminal value models. If the swaps are designated as a cash flow hedge, the effective portions of changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Additionally, changes in the fair value of effective cash flow hedges, related to accumulated ineffectiveness of off-market interest rate swaps, are recognized as interest expense, net on the consolidated statement of operations.  If the swaps are not designated as a cash flow hedges, the changes in the fair value of the swaps are recorded in other income (expense) on the consolidated statement of operations. See Notes 9 and 11.

Other Comprehensive Income—Other comprehensive income (“OCI”) includes income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity. For the year ended December 31, 2008, the Company recognized a pre-tax loss of $10.5 million in OCI related to the effective portion of changes in fair value of its interest rate swaps designated as cash flow hedges.  For the year ended December 31, 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006, the Company’s interest rate swap was not designated as a hedge; therefore, changes in its fair value were recorded in other income (expense) in the consolidated statements of operations. See Note 10.

Business Segments—Performance of the Company’s two reportable segments (recovery division and youth division) is evaluated based on profit or loss from operations before depreciation and amortization, gain on sale of assets, special charges or benefits, income taxes and minority interest (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant. See Note 20.

Recent Accounting Pronouncements—In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The provisions of SFAS 141(R) will be applied to future acquisitions made by the Company.

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

2008 Acquisitions

For the year ended December 31, 2008, the Company completed two acquisitions, and paid total cash consideration of approximately $11.6 million, including acquisition related expenses. Additional contingent consideration of $1.0 million may be paid subject to the acquired entity meeting certain performance benchmarks over the two year period subsequent to the acquisition.  The acquisitions are intended to provide expansion of the Company’s services within the respective corresponding markets of the acquired facilities in the United States. The Company recorded $11.3 million of goodwill for its recovery division, all of which is expected to be deductible for tax purposes.

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

2007 Acquisitions

During the year ended December 31, 2007, the Company completed four acquisitions and paid total cash consideration of approximately $32.9 million, including acquisition related expenses. The acquisitions expanded its recovery, youth, and corporate/other services into new geographic regions within the United States. The Company recorded $29.1 million of goodwill, of which $28.6 million is expected to be deductible for tax purposes. Goodwill assigned to the recovery, youth, and corporate/other divisions was $22.9 million, $1.6 million, and $4.6 million, respectively.

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

Intangible assets determined to have finite lives are being amortized over that life and consist of curriculum, accreditation, referral network and student contracts. Intangible assets determined to have an indefinite life are the regulatory licenses and trademarks and trade names and, accordingly, are not being amortized by the Company.

Pro-forma Financial Information—The unaudited pro-forma financial information presented below sets forth the Company’s historical consolidated statements of operations for the period indicated and gives effect to the Aspen Acquisition as if it took place at the beginning of the period presented below. Such information is presented for comparative purposes only and is not intended to represent what the Company’s results of operations would actually have been had these transactions occurred at the beginning of the period presented (in thousands).

For the Year Ended
December 31,
2006(a)
(unaudited)
Net revenue	$401,152
(Loss) income from operations before income taxes	$(63,794)
Net (loss) income	$(48,208)

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

Bain Merger—On February 6, 2006, investment funds managed by Bain Capital acquired Health Group in a merger in which CRCA Merger Corporation, a newly-organized Delaware corporation and an indirect wholly owned subsidiary of CRCA Holdings, Inc., a newly-organized Delaware corporation controlled by Bain Capital, merged with and into Health Group with Health Group remaining as the surviving corporation. In connection with the Bain Merger, certain members of management elected to rollover options to exchange, or roll, a portion of their pre-merger equity for an interest in CRCA Holdings, Inc. Immediately after the merger, CRC Health Corporation (the “Predecessor Company”) and eGetgoing merged with and into Health Group with Health Group continuing as the surviving entity. Immediately thereafter, CRCA Holdings Inc. was renamed CRC Health Group, Inc. and the Predecessor Company was renamed CRC Health Corporation (the “Company”). Total cash contributed was approximately $742.3 million (including acquisition and financing transactions related fees and expenses of $27.0 million incurred by CRCA Merger Corporation. Subsequent to the closing of the acquisition an additional $1.5 million of financing related fees and expenses were recorded for a total acquisition and financing transaction related fees and expenses of $28.5 million). The proceeds were used to repay existing balances on the revolving line of credit of $4.5 million, long-term debt of $254.0 million, accrued interest of $1.4 million and acquisition and financing related expense of $24.4 million incurred by the Company that were expensed in the Predecessor Company financial statements and are included in acquisition related costs on the consolidated statement of operations. The proceeds were also used to pay $0.3 million related to the February and March management fees per the management agreement with an affiliate of Bain Capital (see Note 16) which was recorded in the eleven months ended December 31, 2006 consolidated statement of operations. In addition, as part of the transactions, the Company’s former stockholders, including mandatorily redeemable common and preferred stockholders, were paid $429.2 million as per the merger agreement.

The aggregate purchase price of $722.9 million plus expenses of $28.5 million incurred by CRCA Merger Corporation was financed with the senior secured term loans of $245.0 million dated February 6, 2006, the issuance of senior subordinated notes of $197.0 million ($200.0 million aggregate principal amount, less $3.0 million of original issue discount), a borrowing under the revolving credit facility of $4.3 million, an equity investments by investment funds managed by Bain Capital of $294.5 million, rollover equity investments by certain members of the Company’s management of $9.1 million and $1.5 million from the Company’s cash flow from operations.

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

Pro-forma Financial Information—The unaudited pro-forma financial information presented below sets forth the Company’s historical consolidated statements of operations for the period indicated and gives effect to the Bain Merger as if it took place at the beginning of the period presented below. Such information is presented for comparative purposes only and is not intended to represent what the Company’s results of operations (in thousands) would actually have been had these transactions occurred at the beginning of the period presented.

For the Year Ended
December 31,
2006(a)
(unaudited)
Net revenue	$271,178
Loss from operations before income taxes	$(46,543)
Net (loss) income	$(36,416)

(a)
The predecessor consolidated statement of operations for the one month ended January 31, 2006 includes certain material nonrecurring charges that are directly attributable to the Bain Merger and such charges were not excluded from the year ended December 31 2006 pro-forma financial information. The charges and their related tax effects are as follows (in thousands):

Stock option-based compensation expense related to the settlement of stock options	$17,666
Fees to financial advisors	9,635
Fees to former lead investors	9,437
Management bonuses and related payroll taxes	3,530
Legal, accounting and other professional fees	3,442
Capitalized financing costs written-off	7,164
Unamortized debt discount	3,491
Income tax benefit(i)	(13,058)
Total nonrecurring items—net of tax	$41,307

(i)	Income tax benefit at 41% tax rate is as follows (in thousands):

	Pre-tax	Tax
	Amount	Effect
Stock option-based compensation expense related to the settlement of stock options	$17,666	$7,243
Management bonuses and related payroll taxes	3,530	1,447
Capitalized financing costs written-off	7,164	2,937
Unamortized debt discount	3,491	1,431
Total income tax benefit		$13,058

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

4.	BALANCE SHEET COMPONENTS

Balance sheet components at December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
	(Successor)
Accounts receivable—gross	$36,235	$38,811
Less allowance for doubtful accounts	(5,409)	(6,901)
Accounts receivable—net	$30,826	$31,910

Other assets:
Capitalized financing costs—net	$18,688	$23,361
Deposits	912	874
Note receivable	465	563
Total other assets	$20,065	$24,798

Accrued liabilities:
Accrued payroll and related expenses	$7,864	$14,923
Accrued vacation	5,613	5,421
Accrued interest	8,289	9,647
Accrued expenses	7,295	7,591
Total accrued liabilities	$29,061	$37,582

Other current liabilities:
Deferred revenue	$10,249	$13,190
Client deposits	5,114	8,628
Insurance premium financing	2,226	2,653
Interest rate swap liability	12,110	1,662
Other liabilities	1,958	3,691
Total other current liabilities	$31,657	$29,824

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006 (2)
	(Successor)
Allowance for Doubtful Accounts
Balance—beginning of the period(1)	$6,849	$8,235	$4,459
Provision for doubtful accounts(2)	6,492	6,857	5,391
Write-off of uncollectible accounts(2)	(7,932)	(8,191)	(1,615)
Balance—end of the period	$5,409	$6,901	$8,235

(1)	Beginning balance for the year ended December 31, 2008 has been adjusted to exclude accounts receivable related to discontinued operations.
(2)	2006 amounts include provision and write-offs recorded during the one month ended January 31, 2006 (Predecessor).

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following (in thousands):
	2008	2007
Land	$21,373	$19,230
Building and improvements	65,733	63,316
Leasehold improvements	22,147	19,424
Furniture and fixtures	11,556	9,571
Computer equipment	9,474	8,146
Computer software	9,495	4,291
Motor vehicles	5,568	4,516
Field equipment	2,901	2,382
Construction in progress	12,013	8,792
	160,260	139,668
Less accumulated depreciation	(30,532)	(16,731)
Property and equipment—net	$129,728	$122,937

Depreciation expense was $14.2 million, $11.3 million, $5.2 million, and $0.3 million for the years ended December 31, 2008 and 2007, eleven months ended December 31, 2006, and one month ended January 31, 2006, respectively. For the year ended December 31, 2008, the Company recognized non-cash charges of $3.0 million for impairment of property and equipment consisting of $1.4 million related to its youth division assets and $1.6 million related to its recovery division assets.  Property and equipment impairment charges are recorded in the Company’s consolidated statement of operations under discontinued operations.  See Notes 18 and 19.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segment for the year ended December 31, 2008 are as follows (in thousands):
	Recovery (restated)	Youth (restated)	Corporate/ Other	Total
Goodwill December 31, 2007	$488,318	$218,821	$23,545	$730,684
Goodwill additions	11,304	—	—	11,304
Goodwill impairment	(624)	(142,238)	—	(142,862)
Goodwill related to earnouts	—	641	—	641
Goodwill adjustments	2,533	1,731	47	4,311
Goodwill December 31, 2008	$501,531	$78,955	$23,592	$604,078

Subsequent to the issuance of the 2007 financial statements, the Company determined that errors were made in the allocation of goodwill attributable to the Company's segments.  Goodwill as of December 31, 2007 has been reduced by $3.9 million for the Company's recovery division and has been increased by $3.9 million for the youth division from amounts previously reported.

Goodwill additions

Goodwill additions consist primarily of additions related to acquisitions during the periods reported.  For the year ended December 31, 2008, additions to goodwill were $11.3 million attributable to two acquisitions completed during the third quarter.

Goodwill impairment

In the third quarter of 2008, the Company tested its youth and healthy living divisions for impairment, in advance of the annual test date, based upon restructuring activity and deteriorating economic conditions. The Company recorded a non-cash impairment charge of $142.2 million related to its youth division, which is reflected as goodwill impairment in continuing operations on the consolidated statement of operations.

As of December 31, 2008, certain facilities within the Company’s recovery division were classified as held for sale. A portion of the recovery division goodwill was allocated to these assets held for sale on a relative fair value basis.  At December 31, 2008, the Company determined that the carrying value of the assets held for sale exceeded the fair value.  Accordingly, the Company recognized $0.6 million goodwill impairment charge which is recorded within discontinued operations on the consolidated statement of operations.

 Goodwill related to earnouts

Certain acquisition agreements contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity's operations exceed negotiated benchmarks. During the year ended December 31, 2008, the youth segment recorded $0.6 million in additional goodwill as a result of one of the entities meeting the benchmarks.

Goodwill adjustments

Goodwill adjustments include a $1.8 million correction related to an above market lease from an acquisition completed in 2007 and a $2.5 million correction of estimated deferred tax benefits related to acquisitions occurring in 2006.

               Intangible assets at December 31, 2008 and 2007 consist of the following (in thousands):

	December 31, 2008 (Successor)				December 31, 2007 (Successor)
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$35,914	$(3,823)	$32,091	20 years	$45,400	$(2,554)	$42,846
Accreditations	20 years	16,118	(1,722)	14,396	20 years	24,400	(1,373)	23,027
Curriculum	20 years	8,743	(929)	7,814	20 years	9,000	(506)	8,494
Government including
Medicaid contracts	15 years	34,979	(6,806)	28,173	15 years	35,600	(4,548)	31,052
Managed care contracts	10 years	14,400	(4,200)	10,200	10 years	14,400	(2,759)	11,641
Managed care contracts	5 years	100	(25)	75	5 years	100	(5)	95
Core developed technology	5 years	2,704	(1,582)	1,122	5 years	2,704	(1,041)	1,663
Covenants not to compete	3 years	152	(152)	—	3 years	152	(128)	24

Total intangible assets subject to amortization:		$113,110	$(19,239)	93,871		$131,756	$(12,914)	118,842
Intangible assets not subject to amortization:
Trademarks and trade names				176,587				183,725
Certificates of need				44,600				44,600
Regulatory licenses				39,405				43,221
Total intangible assets not subject to amortization				260,592				271,546
Total intangible assets				$354,463				$390,388

Amortization expense related to intangible assets subject to amortization was   $8.1 million, $10.4 million, 4.9 million, and $0.02 million for the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006 respectively. As a result of impairment testing during the year, the Company recognized non-cash impairment charges of $16.9 million related to intangibles subject to amortization and $10.9 million related to intangible assets not subject to amortization.  Of the total impairment charges, $4.5 million of charges related to intangible assets not subject to amortization are recognized in continuing operations on the Company’s consolidated statement of operations under asset impairment. The remaining impairment charges are recognized in discontinued operations.

Estimated future amortization expense related to the amortizable intangible assets at December 31, 2008 is as follows (in thousands):

Fiscal Year
2009	$7,371
2010	7,371
2011	6,871
2012	6,825
2013	6,810
Thereafter	58,623
Total	$93,871

7.	INCOME TAXES

The provision for income taxes from continuing operations for the year ended December 31, 2008 and 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006 consists of the following (in thousands):

			Eleven Months	One Month
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006	2006
	(Successor)			(Predecessor)
Current:
Federal	$269	$(854)	$(9,178)	$—
State and local	2,353	2,690	297	—
Total current	2,622	1,836	(8,881)	—
Deferred:
Federal	(7,876)	538	2,719	(12,329)
State and local	(612)	72	8,913	(145)
Total deferred	(8,488)	610	11,632	(12,474)
Income tax (benefit) expense	$(5,866)	$2,446	$2,751	$(12,474)

The Company's overall tax benefits amount to $17.1 million, representing an effective tax rate of 10.8% on all operations as of December 31, 2008. Out of these $17.1 million tax benefits, $5.9 million are related to continuing operations, representing an effective tax rate of 4.6% on continuing operations. The remaining $11.2 million are related to discontinued operations, representing an effective tax rate of 34.7% for discontinued operations.

Income Tax on Goodwill Impairment

During the year ended December 31, 2008, the Company recognized a total of $173.7 million in impairments related to both tangible and intangible assets. Of the $173.7 million in impairment, $170.7 million is related to impairment of goodwill and other intangibles. The remaining $3.0 million is related to fixed asset impairments.

Of the $170.7 million in impairments related to goodwill and other intangibles, $102.9 million represents goodwill that is non-deductible for income tax purposes, resulting in an increase to federal income tax expense by $36.0 million. The $36.0 million increase in income tax expense reduced the income tax benefit to the Company’s total effective tax rate by 22.7%. Of the $36 million income tax expense, $35.8 million is related to continuing operations and $0.2 million is related to discontinued operations, representing an effective income tax rate change of 28.3% and 0.7%, respectively.

Of the total impairments, $67.7 million impairment generated approximately $27.0 million of income tax benefits in the form of future tax deductions. The $67.7 million of impairments relate to goodwill and other intangible assets which the Company acquired through prior years acquisitions.

Income Tax from Discontinued Operations

The effective tax rate for discontinued operations is 34.7% for the year ended December 31, 2008, which is different from the discontinued operations blended statutory tax rate of 35.4%. This is primarily due to the effects of goodwill impairment representing a 0.7% favorable impact on effective tax rate.

The following table summarizes the differences between the federal statutory tax rate and the Company’s effective tax rate on income from continuing operations for financial statement purposes:

			Eleven Months	One Month
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006	2006
	(Successor)			(Predecessor)
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State taxes—net of federal tax benefit	(0.7)	77.1	20.9	2.4
Change in valuation allowance	(1.0)	—	—	—
Acquisition costs	—	—	13.5	(14.1)
Non deductible expenses	(0.2)	7.3	0.1	—
Prior year provision true-ups	(0.3)	4.4	—	—
Release of tax reserve	—	(44.1)	(25.4)	—
Goodwill impairment	(28.3)	—	—	—
Other	0.1	6.8	3.7	0.9
Effective tax rate	4.6%	86.5%	47.8%	24.2%

Deferred Taxes

Deferred taxes arise because of different timing treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) or “deferred tax liabilities” (generally items for which we received a tax deduction, but that have not yet been recorded in the consolidated statement of operations).

The tax effect of the major items recorded as deferred tax assets and liabilities at December 31, 2008 (continuing operations only) and 2007 is as follows (in thousands):

	2008	2007
	(Successor)
Deferred tax assets:
Reserves and allowances	$4,006	$6,540
Net operating loss carryforwards	1,277	7,186
Research credits	1,295	1,969
Acquisition costs	3,184	3,151
Flow through entity	204	—
Stock based compensation	5,637	3,211
Charitable contributions	97	75
State taxes	8	59
Interest rate swap	5,356	453
Gross deferred tax assets	21,064	22.644
Valuation allowance	(8,127)	(5,124)
Total deferred tax assets	12,937	17,520
Deferred tax liabilities:
Acquired intangible assets	(142,999)	(142,768)
Depreciation and amortization	(240)	(13,729)
Flow through entity	—	(291)
Total deferred tax liabilities	(143,239)	(156,788)
Total net deferred tax liabilities	$(130,302)	$(139,268)

The deferred tax assets (liabilities) are contained in the following tax accounts on the consolidated balance sheet as of December 31, 2008 for continuing and discontinued operations separately:

	Continuing Operations	Discontinued Operations	Total Deferred Tax Assets (Liabilities)
Current deferred tax asset	$4,029	$—	$4,029
Current assets of discontinued operations, facility exits	$—	$12,558	$12,558
Noncurrent deferred tax liability	$(134,331)	$—	$(134,331)

At December 31, 2008, the Company had $4.9 million and $57.9 million of U.S. federal and state net operating loss carry forwards, respectively, available to offset future taxable incomes, which expire in varying amounts beginning in 2027 and 2012 respectively, if not utilized. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. At December 31, 2008, the Company's net operating loss and credit carry forwards may be subject to such limitations.

At December 31, 2008, the Company had approximately $0.5 million and $0.3 million of federal and state research and development credit carry forwards, respectively. Federal credits will expire in varying amounts beginning in 2022, if not utilized. The state credits carry forward indefinitely.

As of December 31, 2008, the Company also had $0.9 million of federal alternative minimum tax credit that can be carried forward indefinitely to offset the future federal regular tax liability.

The Company has established a valuation allowance against certain deferred tax assets due to uncertainty surrounding the realization of such assets. At December 31, 2008, the valuation allowance applied to certain deferred tax assets was $8.1 million, which increased by $3.0 million from December 31, 2007.  Management evaluates on a periodic basis the recoverability of these deferred tax assets. At such time as is determined that it is more likely than not that these deferred tax assets are realizable; the valuation allowance will be reduced.

Our income tax returns are audited by federal and various states tax authorities. We are currently under examination by the Internal Revenue Service for the tax year 2006 and by various state jurisdictions for various tax years. We periodically evaluate our exposures associated with our tax filing positions.

Unrecognized tax benefit

At December 31, 2008, the Company’s total unrecognized tax benefits were approximately $1.1 million exclusive of interest and penalties described below. Included in this amount is approximately $1.0 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. The Company does not expect that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008 and 2007, the Company had $0.1 million and $0.1 million accrued for estimated interest.

The Company is no longer subject to U.S. federal, state and local income tax audits by taxing authorities for years prior to 2004. The tax years 2004 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, in the United States. In addition, the Company has net operating losses in certain states for which the statute of limitations relative to the net operating loss carryovers is open from 2001.

A reconciliation of the beginning and ending gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands) is as follows:

	2008	2007
Balance at the beginning of	$1,075	$1,918

Tax positions related to current year:
Additions
Reductions

Tax positions related to prior years:
Additions	112	464
Reductions

Settlements
Lapse of statute of limitations	(90)	(1,307)

Balance at December 31	$1,097	$1,075

8.	LONG-TERM DEBT
    Long-term debt at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Term loan	$409,841	$414,034
Revolving line of credit	61,500	26,500
Senior subordinated notes, net of discount of $1,870 in 2008 and $2,407 in 2007	175,426	197,593
Seller notes	6,216	10,206
Lessor financing, leasehold improvement	157	—
Capital lease obligations	12	34
Total debt	653,152	648,367
Less current portion	(6,522)	(35,603)
Long-term debt—less current portion	$646,630	$612,764

Term Loan and Revolving Line of Credit— On February 6, 2006, concurrent with the Bain Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The Credit Agreement provided for financing of $245.0 million in senior secured term loans and $100.0 million of revolving line of credit. On November 17, 2006, concurrent with the Aspen Acquisition, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) entered into during the Bain Merger. The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans (“Term Loan”) and $100.0 million of revolving line of credit. The Company borrowed $175.5 million in senior secured term loans upon execution of the amendment. Effective April 16, 2007, the Company entered into Amendment No. 2 (“Amendment No. 2”) that amends the Company’s Amended and Restated Credit Agreement. Under Amendment No. 2, the Term Loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum (previously 2.50% per annum); provided that on and after such time if the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Term Loan—Aggregate commitment of $419.3 million matures on February 6, 2013. The Term Loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day London Interbank Offered Rate (“LIBOR”) plus 2.25% (3.675% at December 31, 2008). Under the Amendment No. 2, the Company must comply with certain restrictive financial covenants that limit the amount of capital expenditures the Company may make on an annual basis and require the Company to maintain certain levels of liquidity, debt to income ratios and interest coverage ratios. The Company was in compliance with all such covenants as of December 31, 2008. The principal balance outstanding at December 31, 2008 was $409.8 million.

Revolving Line of Credit—Maximum borrowings are not to exceed $100.0 million. At the Company’s option, interest is currently payable at LIBOR plus 2.50% or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50% per annum. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At December 31, 2008, the outstanding balance under the revolving line of credit was $61.5 million. Based on periodic review of its debt structure, the Company determined it appropriate to classify $61.5 million related to the revolving line of credit as long-term debt as the company does not intend to repay such amount in 2009. From time to time the revolving line of credit may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At December 31, 2008, there was no outstanding balance on the swing line loans. LCs outstanding at December 31, 2008 and 2007 were $8.1 million and $6.3 million, respectively, with interest payable quarterly at LIBOR plus 2.50% per annum. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries. The Company has historically and currently intends to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, the Company expects that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding.

Senior Subordinated Notes—Concurrent with the Bain Merger, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016 (see Note 3). Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. The Company may also redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more equity offerings completed before February 1, 2009. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by all the Company’s wholly owned subsidiaries.

During the fourth quarter ended December 31, 2008 the Company retired senior subordinated notes with a par amount of $22.7 million. Excluding immaterial transaction related costs, the Company realized a gain of $8.1 million related to debt retirement activities, which is included in gain on debt repurchase and other financing costs on the Company’s consolidated statement of operations.

Seller Notes—Represents notes payable for amounts owed by the Company arising out of achievement of certain earn out obligations per the terms of the underlying purchase agreements and to fund acquisitions made by Aspen Education Group prior to the acquisition of Aspen Education Group by the Company. Interest rates on these notes range from 6.75% to 10.25%. Principal and interest are payable quarterly through January 2012.

Lessor Financing— Leasehold improvements at two facilities leased by the Company were financed by the lessor. Such amounts are due and payable in the aggregate amount of approximately $0.3 million.

Capital Leases—Principal and interest are payable monthly at various dates through December 2009. Interest rates range from 5.00% to 12.20%.

Interest expense on total debt was $55.0 million for the year ended December 31, 2008 inclusive of $0.8 million of capitalized interest, $61.0 million for the year ended December 31, 2007, $41.5 million in the eleven months ended December 31, 2006, and $2.5 million in the one month ended January 31, 2006.

At December 31, 2008, currently scheduled principal payments of total long-term debt, excluding discount on senior subordinated notes, are as follows (in thousands):

Total
2009	$6,487
2010	5,908
2011	7,105
2012	66,117
2013	393,250
Thereafter	177,296
Total	$656,163

9.	FAIR VALUE MEASUREMENTS

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy, under the provisions of SFAS 157, also requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions. These instruments are allocated to the Level 2 on the SFAS 157 fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. As of December 31, 2008, the aggregate fair value of the Company’s interest rate swap agreements was a liability of $12.1million compared to a liability of $1.7 million at December 31, 2007.

10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income includes other gains and losses affecting equity that are excluded from net income. The components of other comprehensive (loss) income consist of changes in the fair value of derivative financial instruments.

Comprehensive (loss) income for the year ended December 31, 2008 and 2007 are comprised of the following (in thousands):

	2008	2007
Net (loss) income	$(141,905)	$1,464
Other comprehensive (loss), net of tax
Net change in unrealized losses on cash flow hedges, net of tax benefit of $4,160	(6,289)	—
Total comprehensive (loss) income	$(148,194)	$1,464

11.	FINANCIAL INSTRUMENTS

  Derivatives –Interest Rate Swaps

At December 31, 2008, the Company had an interest rate swap agreement (the " 2006 swap") which converted $60.0 million of its floating-rate debt to fixed-rate debt at 4.99%.  The effective date of the agreement is March 31, 2006 and has a maturity date of March 31, 2011.  At June 30, 2008, the interest rate swap had not been designated as a qualifying hedge under the provisions of SFAS 133. On July 1, 2008 (the “off-market” date) the Company designated the interest rate swap as a qualifying SFAS 133 cash flow hedge.

On June 30, 2008, the Company entered into an interest rate swap agreement (the "2008 swap") to provide for interest rate protection for an aggregate notional amount of $200.0 million. The effective date of the agreement is June 30, 2008 and has a maturity date of July 1, 2011. Under the interest rate swap, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875%. The interest rate swap agreement is designated as a cash flow hedge under SFAS 133.

For the 2006 swap, the Company recorded  an unrealized loss of approximately $0.4 million during the year ended December 31, 2008, which is recorded in OCI net of tax. Additionally, the Company recognized $0.3 million in cumulative hedge ineffectiveness related to the embedded financing element of the 2006 swap which is recorded in interest expense, net on the Company’s consolidated statement of operations.  For the six months ended June 30, 2008, and prior to the off-market date, the Company recognized an immaterial loss for the 2006 swap which is recorded in other (expense) income.  For the year ended December 31, 2007 and the eleven months ended December 31, 2006, the Company recorded a loss of $1.8 million and a gain of $0.1 million respectively for the 2006 swap, which were recognized in other (expense) income on the Company’s consolidated statements of operations.   The Company recorded unrealized losses of approximately $5.9 million for the year ended December 31, 2008 related to the 2008 swap which is recorded in OCI net of tax.

As of December 31, 2008, the Company does not anticipate reclassification of any amounts, related to its interest rate swap hedging activities, from accumulated OCI to earnings within the next twelve months.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases various office space, clinic offices, facilities and equipment under non cancelable operating leases throughout the United States with various expiration dates through November 2026. Rent expense was $22.1 million, $19.7 million, $8.5 million and $0.3 million for the years ended December 31, 2008, and 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006, respectively. The Company earned $0.5 million in sublease rental income for the year ended December 31, 2008, $0.4 million for the year ended December 31, 2007 and $0.3 million for the eleven months ended December 31, 2006, but did not earn any sublease rental income for the one month ended January 31, 2006. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. Related party leases arise as a result of the Company’s acquisitions (see Note 16). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the clinic offices and facility leases.

Future minimum lease payments under all non cancelable operating leases at December 31, 2008 are as follows (in thousands):

	Third Party Operating Lease Payments	Related Party Operating Lease Payments	Total Operating Lease Payments
2009	$16,371	$2,207	$18,578
2010	13,701	1,951	15,652
2011	10,608	1,860	12,468
2012	8,847	1,835	10,682
2013	7,137	1,614	8,751
Thereafter	51,370	9,347	60,717
Total minimum lease payments	$108,034	$18,814	$126,848

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

Consulting Agreements—The Company has entered into consulting agreements with certain professionals who require annual consulting fee payments which range from $0.1 million to $0.2 million per annum. Typically such professionals are valuation experts, actuaries, business advisory services, and behavioral health experts. The consulting agreements range from a period of one to seven years. In the event that such consulting agreements are terminated without cause, the Company may be contractually obligated to pay the remaining balance due on the consulting agreements. In addition, two Directors receive compensation of $10,000 and $5,000 per month in connection with consulting services provided to the Company.

The following is a schedule of the Company’s future minimum annual payments under such consulting agreements as of December 31, 2008 (in thousands):

2009	$346
2010	206
2011	78
2012	—
2013	—
Thereafter	—
Total	$630

Self Insurance Plans—Effective May 2004, the Company established a self-insurance program for workers’ compensation benefits for employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and include an estimate of costs for claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. The reserve for self-insured workers’ compensation claims was $3.2 million and $2.2 million at December 31, 2008 and 2007, respectively, and is included in accrued liabilities on the consolidated balance sheet.

The Company is self insured for the cost of the Aspen employee group health insurance. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The reserve for self-insured health insurance claims totaled $0.7 million at December 31, 2008 and 2007, respectively, and is included in accrued liabilities on the consolidated balance sheet.

Litigation—The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

13.	MANDATORILY REDEEMABLE STOCK AND STOCKHOLDER’S EQUITY

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

Successor Company

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2008 and are held by the Group.

Voting—Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

Capital Contributed by Parent

As discussed in Note 1, the Company is a wholly owned subsidiary of the Group. Contributions to and distributions from the Group are reflected as capital contributed by Parent, net on the Company’s statement of stockholder’s equity. During the years ended December 31, 2008 and 2007, the Company recorded capital contributions from the Parent of $5.7 million and $5.0 million, respectively.

The Company is included in the consolidated income tax returns of the Parent. Settlements of intercompany tax receivable and payable amounts between the Company and the Group are reflected as capital contributions or distributions on the statement of stockholders’ equity.  During the year ended December 31, 2007, the Company received $0.8 million from the Parent representing payment by the Group of the Company's tax liability.

The Company recognizes stock-based compensation in conjunction with stock options issued by the Group. Stock-based compensation is primarily related to employees of the Company who have received options to purchase Group stock. Stock based compensation expense associated with these grants is recorded as a capital contribution from the Parent.  For the year ended December 31, 2008 and 2007, the Company recognized $6.0 million and $3.9 million in non-cash capital contribution from the Parent.

Druing the year ended December 31, 2008, the Company received $0.1 million in cash realted to stock options exercised.  Additionally, during 2008 amd 2007,  the Company paid approximately $0.4 million and $0.3 million in cash to repurchase Group common stock as a result of stock options exercised. The cash payment related to Group stock repurchase and retirement is recorded as a capital distribution to the Parent.

During the third quarter of 2007, the Company received a capital contribution of $0.5 million from the Group. The Group funded the capital contribution with the proceeds from the sale of Group equity securities.

In November 2006, the Company received a capital contribution of $135.7 million from the Group to fund the Aspen Acquisition (see Note 3). The Group funded such capital contributions by a combination of $36.2 million resulting from the sale of its equity securities to certain of the Group’s equity holders and by the issuance of a PIK loan of $105.0 million issued at 1% original issue discount for net proceeds of $103.9 million. The Group incurred $4.5 million of financing costs in connection with the issuance of the PIK loan which was treated as a reduction in the capital contribution. The interest payable per annum for the PIK loan is 180 day LIBOR plus 7.0% per annum for the first year, 180 day LIBOR plus 7.5% per annum for the second year and 180 day LIBOR plus 8.0% for the years thereafter until the maturity date. Per the PIK loan agreement, the interest is accrued through an increase in the principal amount. The aggregate principal amount inclusive of the accrued interest matures on November 17, 2013. This senior unsecured PIK loan is not guaranteed by the Company or any of its subsidiaries. The PIK loan balance was $133.6 million and $119.5 million including interest of $14.0 million and $13.9 million at December 31, 2008 and 2007, respectively and is reflected as long term debt on the Group's financial statements.

14.	STOCK-BASED COMPENSATION

Description of Share-Based Plans

2006 Executive Incentive Plan, 2006 Management Incentive Plan and 2007 Incentive Plan

On February 6, 2006, following the Bain Merger, the Group adopted the 2006 Executive Incentive Plan (the “Executive Plan”) and the 2006 Management Incentive Plan (the “Management Plan”) and on September 7, 2007, the Group adopted the 2007 Incentive Plan (the “Incentive Plan”). The Company refers to the Executive Plan, Management Plan and Incentive Plan collectively as the “Plans”. The Plans provide for options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. As of December 31, 2008, only non-incentive options (non-qualified under Internal Revenue Code 422) have been awarded under the Plans. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

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

Options granted under the Executive Plan and Incentive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control as defined in the plans; tranche 2 options vest and become exercisable upon achievement of a market condition, as defined in the Executive and Incentive plans; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions or alternatively upon achievement of a market condition, as defined in the Executive and Incentive plans. Tranche 1 options represent 50% of an option grant under the Executive Plan and Incentive plans and tranches 2 and 3 options each represent 25% of the options granted under the Executive and Incentive plans.

Options granted under the Management Plan vest and become exercisable over five years as follows: 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control, as defined in the Management Plan.

A maximum of 5,734,053 shares of Class A common stock of the Group and 637,117 shares of Class L common stock of the Group may be granted under the Plans. Additional fully vested options under the Executive Plan of 1,184,809 shares of Class A common stock of the Group and 131,647 shares of Class L common stock of the Group were issued in

Adoption of SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) requires management to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. The Company attributes the fair value of stock option-based compensation to expense on a straight-line, single option method. In addition, for the options that vest upon the achievement of performance conditions, the Company recognizes compensation expense only if the probability of achievement of such performance conditions is assured.  Such expense is recognized starting from the service inception date.

As stock option-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008 and 2007 and for the eleven months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at December 31, 2008, 2007, and 2006 is 5% per year. The Company previously accounted for forfeitures as they occurred.

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

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model for Management Plan grants, tranche 1 Executive Plan grants, and tranche 1 Incentive Plan grants. The Company uses the Monte Carlo simulation approach to determine the fair value of tranche 2 and 3 Incentive Plan grants and tranche 2 and 3 Executive Plan grants. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of market conditions for certain Executive Plan and Incentive Plan awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average grant date fair value of units granted during the years  ended December 31, 2008 and 2007, and the eleven months ended December 31, 2006 were $53.72, $56.31 and $53.50 per unit, respectively. The fair value of share-based payment awards was estimated using following assumptions.

	Year Ended	Year Ended	Eleven Months Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Black Scholes
Expected term (in years)	6.22 - 6.40	5.97 - 6.47	6.28 -6.40
Expected volatility	38.7 - 39.90%	40.50 - 48.90%	56.00 – 57.00%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.87 - 3.40%	3.50 - 5.06%	4.52 – 5.14%

Binomial (Monte Carlo simulation)
Expected volatility	50.80% -51.78%	51.05 - 55.09%	55.02 – 57.00%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.53 - 3.94%	3.94 - 5.14%	4.55 – 5.14%

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

•	Expected volatility utilized for the units granted is based on the historical volatility of comparable public companies for periods corresponding to expected term of the awards.

•	No dividends are expected to be paid over the option term.

•	The risk-free rate used for options granted is based on the implied yield on U.S. Treasury constant maturities issued with a term equal to the expected term of the options.

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock based compensation expense related to the stock options granted by the Group is being recorded on the Company’s consolidated financial statements, as substantially all grants have been made to employees of the Company. Under the provision of SFAS 123(R), the Company recognizes stock based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2008 and 2007, the Company recognized stock-based compensation expense of $6.0 million and $3.9 million respectively. For the eleven months ended December 31, 2006, the Company recognized stock-based compensation expense of $3.5 million. Stock-based compensation expense is recorded within salaries and benefits on the consolidated statements of operations. The total income tax benefit recognized in the consolidated statement of operations for stock option-based compensation expense was $2.4 million, $1.5 million, and $1.6 million for the years ended December 31, 2008 and 2007, and the eleven months ended 2006, respectively.

The Predecessor Company recognized share-based compensation expense of $17.7 million and tax benefit of $7.3 million in consolidated statement of operations for the one month ended January 31, 2006 related to the accelerated vesting of Predecessor Company options. Such amount is included in the acquisition related costs on the consolidated statement of operations.

As of December 31, 2008, $11.3 million of total unrecognized compensation, net of estimated forfeitures of $0.6 million, is expected to be recognized over a weighted-average period of 2.6 years if all performance conditions are met under the provisions of the option plans.  During the years ended December 31, 2008 and 2007, 570,719 shares and 958,255 shares vested with an aggregate grant date fair value of  $3.1 million and $5.1 million respectively. For the eleven months ended December 31, 2006 no grants under the Plans vested.

Stock Option Activity under the Plans

During the year ended December 31, 2008, the Group granted 48,162 units, which represent 433,454 option shares to purchase Class A common stock of the Group and 48,162 option shares to purchase Class L common stock of the Group. Activity under the Plans for the year ended December 31, 2008 is summarized below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
		Price	Contractual Term
	Option Shares	Per Share	(In Years)
Balance at December 31, 2007	7,251,136	$7.76	8.33
Granted	481,616	11.23	9.43
Exercised	(81,698)	1.50
Forfeited/cancelled/expired	(340,181)	9.60
Outstanding—December 31, 2008	7,310,873	$7.97	7.44
Exercisable—December 31, 2008	2,794,053	$5.57	7.22
Exercisable and expected to be exercisable	6,945,329	$7.97

As of December 31, 2008, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercisable was $6.7 million, $6.7 million and $6.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of December 31, 2008.

The aggregate intrinsic value of share options exercised under equity compensation plans was $0.8 million and $0.3 million for the years ended December 31, 2008 and 2007 respectively.  There were no option exercises for the Successor Company in 2006.

The following table presents the composition of options outstanding and exercisable as of December 31, 2008.

Options Outstanding				Options Exercisable
		Weighted Average
Range of Exercise	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Prices	Shares	Term (years)	Exercise Price	Shares	Exercise Price
$ 0.03 - $ 0.32	1,090,517	7.16	$0.10	1,090,519	$0.10
$ 1.00 - $ 3.30	5,495,817	7.50	1.15	1,430,654	1.09
$ 7.89 - $17.62	114,616	7.12	8.07	114,616	8.07
$ 81.00 - $98.16	609,923	7.50	83.49	158,264	81.95
Total	7,310,873	7.44	$7.97	2,794,053	$5.57

15.	EMPLOYEE BENEFITS

Defined Contribution Plans

The Company has a qualified 401(k) plan (the “401 K Plan”). The 401 K Plan is a defined contribution plans, available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The 401 K Plan also allows the Company to make discretionary matching contributions. The Company’s defined contribution plan expense was approximately $0.7 million, $0.8 million, and $0.4 million, and $0.02 million the years ended December 31, 2008 and 2007, the eleven months ended December 31, 2006, and the one month ended January 31, 2006, respectively.

16.	RELATED PARTY TRANSACTIONS

In connection with the Bain Merger, the Company and its security holders entered into a stockholders agreement. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Parent,  restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s five directors are employees of Bain Capital, the Company’s principal shareholder.

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement for out-of-pocket expenses incurred in connection with the Bain Merger prior to the closing of the Bain Merger and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Bain Merger. Of the $7.2 million, approximately $2.9 million were for acquisition related expenses and $4.3 million were for financing related expenses which are capitalized and recorded in other assets. The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company under this agreement paid management fees of $2.2 million, $2.0 million and $1.8 million during the years ended December 31, 2008 and 2007, and the eleven months ended December 31, 2006, respectively, which is included in supplies, facilities and other operating costs. In connection with the Aspen Acquisition and the associated financing transactions, the Company paid an affiliate of Bain Capital an aggregate transaction fee of $3.2 million. Of the $3.2 million, approximately $1.8 million is related to the Company entering into the Amended and Restated Credit Agreement (see Note 8), which is capitalized and is recorded in other assets in the Company’s consolidated balance sheet at December 31, 2006 and $0.3 million is included in the Aspen Acquisition related expenses (see Note 3) and was included in the purchase price. In addition, $1.1 million is related to the Group’s PIK loan financing costs, which is treated as a reduction in the capital contribution.

In addition, under a separate management agreement with two of the former stockholders of the Predecessor Company, the Predecessor Company paid management fees of $0.1 million and $1.2 million during the one month ended January 31, 2006 which is included in supplies, facilities and other operating costs. This agreement was terminated as part of the Bain Merger.

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of the Company’s management converted options with an aggregate value of $9.1 million to purchase stock of the Predecessor Company into options to purchase stock of the Group.

The Company has acquired operating leases with certain employees resulting primarily from Aspen Education Group’s historic acquisitions. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 12).

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

17.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

 As of December 31, 2008, the Company had outstanding $177.0 million aggregate principal amount of Notes due 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2008 and 2007, and the condensed consolidating statements of operations for the years ended December 31, 2008 (Successor Company) and 2007 (Successor Company), the eleven months ended December 31, 2006 (Successor Company), and one month ended January 31, 2006 (Predecessor Company), and the condensed consolidating statements of cash flows for the years ended December 31, 2008 (Successor Company) and 2007 (Successor Company), the eleven months ended December 31, 2006 (Successor Company), and one month ended January 31, 2006 (Predecessor Company).

Subsequent to the issuance of the 2007 financial statements, management determined that allocations including income tax accounts and intercompany management fee revenue should be allocated to the Parent.  As a result, the December 31, 2007 condensed consolidating balance sheet and the condensed consolidating statement of operations and condensed consolidating statement of cashflows for the year ended December 31, 2007 have been restated from amounts previously reported to properly reflect allocations. There is no effect to the consolidated financial statements as the allocations are eliminated in consolidation.

Condensed Consolidating Balance Sheet as of December 31, 2008 (Successor)
(In thousands)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,180	$360	$—	$2,540
Accounts receivable—net of allowance for doubtful accounts	2	30,390	434	—	30,826
Prepaid expenses	4,420	3,204	79	—	7,703
Other current assets	31	1,543	44	—	1,618
Deferred income taxes	4,029	—	—	—	4,029
Current assets of discontinued operations, facility exits	—	14,125	—	—	14,125
Total current assets	8,482	51,442	917	—	60,841
PROPERTY AND EQUIPMENT—Net	8,712	118,358	2,658	—	129,728
GOODWILL	—	592,280	11,798	—	604,078
INTANGIBLE ASSETS—Net	—	354,463	—	—	354,463
OTHER ASSETS	18,778	1,266	21	—	20,065
INVESTMENT IN SUBSIDIARIES	1,082,757	—	—	(1,082,757)	—
TOTAL ASSETS	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,636	$2,424	$105	$—	$6,165
Accrued liabilities	14,819	13,514	728	—	29,061
Income taxes payable	1,201	—	—	—	1,201
Current portion of long-term debt	4,193	2,329	—	—	6,522
Other current liabilities	14,603	16,354	700	—	31,657
Current liabilities of discontinued operations, facility exits	—	703	—	—	703
Total current liabilities	38,452	35,324	1,533	—	75,309
LONG-TERM DEBT—Less current portion	642,575	4,055	—	—	646,630
OTHER LONG-TERM LIABILITIES	149	7,378	26	—	7,553
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,909	—	—	1,909
DEFERRED INCOME TAXES	134,331	—	—	—	134,331
Total liabilities	815,507	48,666	1,559	—	865,732
MINORITY INTEREST	—	—	221	—	221
STOCKHOLDER’S EQUITY	303,222	1,069,143	13,614	(1,082,757)	303,222
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175

Condensed Consolidating Balance Sheet as of December 31, 2007 (Successor)
(In thousands) (Restated)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,929	$189	$—	$5,118
Accounts receivable—net of allowance for doubtful accounts	—	31,203	707	—	31,910
Prepaid expenses	4,315	3,162	67	—	7,544
Other current assets	19	2,099	2	—	2,120
Income taxes receivable	193	—	—	—	193
Deferred income taxes	6,599	—	—	—	6,599
Total current assets	11,126	41,393	965	—	53,484
PROPERTY AND EQUIPMENT—Net	5,629	115,392	1,916	—	122,937
GOODWILL	—	718,886	11,798	—	730,684
INTANGIBLE ASSETS—Net	—	390,388	—	—	390,388
OTHER ASSETS	23,436	1,347	15	—	24,798
INVESTMENT IN SUBSIDIARIES	1,215,413	—	—	(1,215,413)	—
TOTAL ASSETS	$1,255,604	$1,267,406	$14,694	$(1,215,413)	$1,322,291
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,240	$2,741	$33	$—	$7,014
Accrued liabilities	17,075	19,495	1,012	—	37,582
Current portion of long-term debt	30,693	4,910	—	—	35,603
Other current liabilities	4,381	24,843	600	—	29,824
Total current liabilities	56,389	51,989	1,645	—	110,023
LONG-TERM DEBT—Less current portion	607,434	5,330	—	—	612,764
OTHER LONG-TERM LIABILITIES	165	7,349	—	—	7,514
DEFERRED INCOME TAXES	145,867	—	—	—	145,867
Total liabilities	809,855	64,668	1,645	—	876,168
MINORITY INTEREST	—	—	374	—	374
STOCKHOLDER’S EQUITY	445,749	1,202,738	12,675	(1,215,413)	445,749
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,255,604	$1,267,406	$14,694	$(1,215,413)	$1,322,291

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2008 (Successor)
(In thousands)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$24	$439,029	$22,798	$—	$461,851
Other revenue	11	8,131	1	—	8,143
Management fee revenue	74,315	—	—	(74,315)	—
Total net revenue	74,350	447,160	22,799	(74,315)	469,994
OPERATING EXPENSES:
Salaries and benefits	17,565	208,340	10,101	—	236,006
Supplies, facilities and other operating costs	9,151	118,372	11,709	—	139,232
Provision for doubtful accounts	8	6,290	194	—	6,492
Depreciation and amortization	2,390	19,194	778	—	22,362
Asset impairment	—	4,525	—	—	4,525
Goodwill impairment	—	142,238	—	—	142,238
Management fee expense	—	70,251	4,064	(74,315)	—
Total operating expenses	29,114	569,210	26,846	(74,315)	550,855
OPERATING INCOME (LOSS)	45,236	(122,050)	(4,047)	—	(80,861)
INTEREST EXPENSE, NET	(53,388)	(732)	(2)	—	(54,122)
GAIN ON DEBT REPURCHASE	8,086	—	—	—	8,086
OTHER INCOME (EXPENSE)	1	—	—	—	1
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(65)	(122,782)	(4,049)	—	(126,896)
INCOME TAX (BENEFIT)	(3)	(5,676)	(187)	—	(5,866)
MINORITY INTEREST IN (LOSS) OF A SUBSIDIARY	—	—	(153)	—	(153)
(LOSS) FROM CONTINUING OPERATIONS	(62)	(117,106)	(3,709)	—	(120,877)
(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($11,265)	—	(21,028)	—	—	(21,028)
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES, NET OF TAX	(141,843)	—	—	141,843	—
NET (LOSS) INCOME	$(141,905)	$(138,134)	$(3,709)	$141,843	$(141,905)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2007 (Successor)
(In thousands) (Restated)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$24	$425,237	$15,967	$—	$441,228
Other revenue	10	6,377	—		6,387
Management fee revenue	80,369	—	—	(80,369)	—
Total net revenue	80,403	431,614	15,967	(80,369)	447,615
OPERATING EXPENSES:
Salaries and benefits	13,981	200,506	5,919	—	220,406
Supplies, facilities and other operating costs	10,509	114,286	8,973	—	133,768
Provision for doubtful accounts	—	6,822	54	—	6,876
Depreciation and amortization	1,631	19,772	302	—	21,705
Management fee expense	—	76,730	3,639	(80,369)	—
Total operating expenses	26,121	418,116	18,887	(80,369)	382,755
OPERATING INCOME (LOSS)	54,282	13,498	(2,920)	—	64,860
INTEREST EXPENSE, NET	(59,442)	(819)	(1)		(60,262)
OTHER (EXPENSE) INCOME	(1,771)	4	(3)		(1,770)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,931)	12,683	(2,924)	—	2,828
INCOME TAX (BENEFIT) EXPENSE	(4,542)	8,904	(1,916)	—	2,446
MINORITY INTEREST IN INCOME OF A SUBSIDIARY	—	—	189	—	189
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,389)	3,779	(1,197)	—	193
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX OF $697	—	1,271	—	—	1,271
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	3,853	—	—	(3,853)	—
NET INCOME (LOSS)	$1,464	$5,050	$(1,197)	$(3,853)	$1,464

Condensed Consolidating Statements of Operations
For the Eleven Months Ended December 31, 2006 (Successor)
(In thousands)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$33	$240,338	$1,068	$—	$241,439
Other revenue	11	4,430	8		4,449
Management fee revenue	52,786	—	—	(52,786)	—
Total net revenue	52,830	244,768	1,076	(52,786)	245,888
OPERATING EXPENSES:
Salaries and benefits	10,842	104,818	446	—	116,106
Supplies, facilities and other operating costs	6,114	60,757	749	—	67,620
Provision for doubtful accounts	1	5,020	7	—	5,028
Depreciation and amortization	784	9,347	17	—	10,148
Management fee expense	—	52,786	—	(52,786)	—
Total operating expenses	17,741	232,728	1,219	(52,786)	198,902
OPERATING INCOME (LOSS)	35,089	12,040	(143)	—	46,986
INTEREST EXPENSE, NET	(41,295)	(44)	1		(41,338)
OTHER INCOME	89	23	—		112
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,117)	12,019	(142)	—	5,760
INCOME TAX EXPENSE	(2,921)	5,740	(68)	—	2,751
MINORITY INTEREST IN LOSS OF A SUBSIDIARY	—	—	(38)		(38)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,196)	6,279	(36)	—	3,047
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX OF $260	—	475	—	—	475
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	6,718	—	—	(6,718)	—
NET (LOSS) INCOME	$3,522	$6,754	$(36)	$(6,718)	$3,522

Condensed Consolidating Statements of Operations
For the One Month Ended January 31, 2006 (Predecessor)
(In thousands)

	CRC Health	Subsidiary
	Corporation	Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$5	$18,983	$—	$18,988
Other revenue	1	489	—	490
Management fee revenue	1,110	—	(1,110)	—
Total net revenue	1,116	19,472	(1,110)	19,478
OPERATING EXPENSES:
Salaries and benefits	666	8,413	—	9,079
Supplies, facilities and other operating costs	324	4,135	—	4,459
Provision for doubtful accounts	—	285	—	285
Depreciation and amortization	40	320	—	360
Acquisition related costs	43,710	—	—	43,710
Management fee expense	—	1,110	(1,110)	—
Total operating expenses	44,740	14,263	(1,110)	57,893
OPERATING (LOSS) INCOME	(43,624)	5,209	—	(38,415)
INTEREST EXPENSE, NET	(2,506)	—	—	(2,506)
OTHER FINANCING COSTS	(10,655)	—	—	(10,655)
OTHER INCOME	55	—	—	55
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(56,730)	5,209	—	(51,521)
INCOME TAX (BENEFIT)	(13,735)	1,261	—	(12,474)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(42,995)	3,948	—	(39,047)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX OF $30	—	54	—	54
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	4,002	—	(4,002)	—
NET (LOSS) INCOME	$(38,993)	$4,002	$(4,002)	$(38,993)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008 (Successor)
(In thousands)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided (used in) by operating activities	$(6,644)	$33,771	$(2,951)	$—	$24,176
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(5,509)	(13,385)	(6,385)	—	(25,279)
Proceeds from sale of property and equipment	—	188	—	—	188
Acquisition of businesses, net of cash acquired	(11,597)	—	—	—	(11,597)
Acquisition adjustments	—	(10)	—	—	(10)
Payments made under earnout arrangements	(2,947)	—	—	—	(2,947)
Net cash (used in) investing activities	(20,053)	(13,207)	(6,385)	—	(39,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	13,784	(23,291)	9,507	—	—
Capital distributed to parent	(359)	—	—	—	(359)
Capitalized financing costs	(338)	—	—	—	(338)
Repayment of capital lease obligations	—	(22)	—	—	(22)
Repurchase of long-term debt	(13,607)	—	—	—	(13,607)
Net borrowings under revolving line of credit	35,000	—	—	—	35,000
Repayment of long-term debt	(7,783)	—	—	—	(7,783)
Net cash provided by (used in) financing activities	26,697	(23,313)	9,507	—	12,891
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,749)	171	—	(2,578)
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,929	189	—	5,118
CASH AND CASH EQUIVALENTS—End of period	$—	$2,180	$360	$—	$2,540

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2007 (Successor)
(In thousands) (Restated)
	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided (used in) by operating activities	$28,694	$28,718	$(992)	$—	$56,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,002)	(25,820)	(1,337)	—	(30,159)
Proceeds from sale of property and equipment	—	90	—	—	90
Acquisition of businesses, net of cash acquired	(32,912)	—	—	—	(32,912)
Acquisition adjustments	—	779	—	—	779
Payments made under earnout arrangements	(8,645)	—	—	—	(8,645)
Purchase of intangible asset	(100)	—	—	—	(100)
Net cash (used in) investing activities	(44,659)	(24,951)	(1,337)	—	(70,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	267	(2,746)	2,479	—	—
Capital contributed by parent	252	—	—	—	252
Capitalized financing costs	(640)	—	—	—	(640)
Repayment of capital lease obligations	—	(259)	—	—	(259)
Net borrowings under revolving line of credit	22,900	—	—	—	22,900
Repayment of long-term debt	(6,814)	—	—	—	(6,814)
Net cash provided by (used in) financing activities	15,965	(3,005)	2,479	—	15,439
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	762	150	—	912
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,167	39	—	4,206
CASH AND CASH EQUIVALENTS—End of period	$—	$4,929	$189	$—	$5,118

Condensed Consolidating Statements of Cash Flows
For the Eleven Months Ended December 31, 2006 (Successor)
(In thousands)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(24,928)	$21,040	$(598)	$—	$(4,486)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,707)	(11,052)	(27)	—	(12,786)
Proceeds from sale of property and equipment	—	41	—	—	41
Acquisition of businesses, net of cash acquired	(304,861)	—	—	—	(304,861)
Acquisition adjustments	(14)	—	—	—	(14)
Payment of purchase price to former shareholders	(429,191)	—	—	—	(429,191)
Net cash (used in) investing activities	(735,773)	(11,011)	(27)	—	(746,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	5,022	(5,652)	630	—	—
Equity contribution from Bain Capital	294,475	—	—	—	294,475
Capital contributed by parent	135,711	—	—	—	135,711
Payment of transaction related costs	(5,354)	—	—	—	(5,354)
Capitalized financing costs	(29,527)	—	—	—	(29,527)
Repayment of capital lease obligations	—	(43)	—	—	(43)
Net repayments under revolving line of credit	(900)	—	—	—	(900)
Proceeds from issuances of long-term debt	617,522	—	—	—	617,522
Repayment of long-term debt	(256,248)	(556)	—	—	(256,804)
Net cash provided by (used in) financing activities	760,701	(6,251)	630	—	755,080
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	3,778	5	—	3,783
CASH AND CASH EQUIVALENTS—Beginning of period	—	389	34	—	423
CASH AND CASH EQUIVALENTS—End of period	$—	$4,167	$39	$—	$4,206

Condensed Consolidating Statements of Cash Flows
For the One Month Ended January 31, 2006 (Predecessor)
(In thousands)

	CRC Health	Subsidiary
	Corporation	Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,563)	$4,764	$—	$1,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(30)	(286)	—	(316)
Proceeds from sale of property and equipment	—	1	—	1
Net cash (used in) investing activities	(30)	(285)	—	(315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,187	(4,187)	—	—
Stock options exercised	7	—	—	7
Capitalized financing costs	(547)	—	—	(547)
Net repayment under revolving line of credit	(5,000)	—	—	(5,000)
Net cash used in financing activities	(1,353)	(4,187)	—	(5,540)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,946)	292	—	(4,654)
CASH AND CASH EQUIVALENTS—Beginning of period	4,946	131	—	5,077
CASH AND CASH EQUIVALENTS—End of period	$—	$423	$—	$423

18.	RESTRUCTURING

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to further align the Company’s resources with its strategic business plan through facility consolidations, facility exit actions, and certain workforce reductions.   Actions under the FY08 Plan are focused on those facilities which have been negatively impacted by the economic crisis and the depressed credit markets. Facility exit actions include the closure, sale, or disposal of certain facilities across all divisions and are expected to be substantially complete by the end of 2009.  The Company has recognized approximately $2.9 million in lease obligations, net of sublease income, related to minimum operating lease payments over the next five years for facility exits. Lease obligations related to minimum operating lease payments are recorded on the Company’s consolidated balance sheets under accrued liabilities. Facility consolidations include consolidating administrative activities within the youth division headquarters in Southern California, into other locations. Workforce reductions include the elimination of approximately 100 full-time positions throughout the divisions. The workforce reduction component of the FY08 Plan is expected to be substantially complete by the end of the first quarter in 2009. The FY08 Plan also includes sale or disposal of certain facilities as discontinued operations. Remaining restructuring actions may include further division consolidations and facility exit actions in future periods. Under the FY08 Plan, the Company anticipates recording additional charges of $0.7 million related primarily to future workforce and facility reductions within its youth division. The total amount, nature, and timing of the Company’s restructuring charges under the FY08 Plan will depend upon the nature, timing and extent of future actions. A summary of total restructuring activity, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve as of December 31, 2007	$—	$—	$—
Expenses	369	3,225	3,594
Cash (payments) receipts, net	(193)	(121)	(314)
Restructuring reserve as of December 31, 2008	$176	$3,104	3,280

Under the FY08 Plan, the Company recorded non-cash impairment charges of $10.9 million for intangible assets not subject to amortization, $16.9 million for intangible assets subject to amortization, and $3.0 million for impairment on property and equipment.  Total restructuring related asset impairment charges for the Company’s recovery, youth, and corporate/other segments were $8.1 million, $22.2 million, and $0.5 million, respectively, for the year ended December 31, 2008.

Restructuring related impairment charges related to continuing operations totaled $4.5 million in asset impairments for the Company’s recovery division.   Restructuring related impairment charges attributable to those facilities recognized as discontinued operations under the FY08 Plan totaled $26.3 million for the year ended December 31, 2008. Excluding asset impairment charges, the Company recognized restructuring charges of approximately $1.3 million and $2.2 million in its youth and recovery divisions, respectively.

19.	DISCONTINUED OPERATIONS

As part of the FY08 Plan, the Company’s executive management team executed purchase agreements for the sale of four facilities within its recovery segment. During the fourth quarter of 2008, the Company announced its intention to sell, dispose, or cease operations at certain of its facilities across each of its business divisions. The facilities include one therapeutic boarding school in the Company’s youth division, one eating disorder start-up in its healthy living division, and eight outpatient treatment clinics in its recovery division.  As of December 31, 2008, the Company had classified these facilities as discontinued operations.  Facilities which have been held for sale, or otherwise disposed as of December 31, 2008 are reflected as discontinued operations.  The income tax effects related to discontinued operations are summarized in Note 7.

Activities related to discontinued operations are recognized in the Company’s consolidated statement of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	For the Year Ended December 31,
	2008	2007	2006(1)
Net revenue	$6,089	$12,390	$5,813
Operating expenses	11,374	10,422	4,992
Asset impairment	26,311	—	—
Goodwill impairment	623	—	—
Loss (gain) on disposals	74	—	2
(Loss) income before income taxes	(32,293)	1,968	819
Tax ( benefit) expense	(11,265)	697	290
(Loss) income from discontinued operations	$(21,028)	$1,271	$529

(1)
For the year ended December 31, 2006, operating results are the mathematical addition of the operating results for January 2006, ("Predecessor Company") to the operating results of the eleven months ended December 31, 2006 ("Predecessor Company").

20.	SEGMENT INFORMATION

In accordance with the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has three identified operating segments under its organizational structure: recovery division, youth division, and healthy living division. For segment reporting purposes, the Company has identified two reportable segments: recovery and youth. The Company evaluated the healthy living division for segment reporting under the provisions of SFAS 131 and determined that this segment does not meet the quantitative thresholds for separate disclosure and therefore is not a reportable segment. The healthy living division is combined with corporate/other for the purposes of segment reporting.

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

A summary of the Company’s reportable segments are as follows:

Recovery—The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of December 31, 2008, the recovery segment provided substance abuse and behavioral health services to patients at 100 facilities located in 24 states.

Youth—The youth segment provides a wide variety of therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. As of December 31, 2008, the youth segment operated 28 educational facilities in 10 states and its offerings include boarding schools, experiential outdoor education programs, and summer camps.

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

The healthy living division provides treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs. As of December 31, 2008, our healthy living division operated 16 facilities in 8 states.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Successor			Predecessor
			Eleven Months	One Month
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	January 31,
	2008	2007	2006 (Revised)	2006 (Revised)
Net revenue:
Recovery division	$309,545	$286,097	$227,958	$19,298
Youth division	132,726	138,983	13,261	—
Corporate/other	27,723	22,535	4,669	180
Total consolidated net revenue	$469,994	$447,615	$245,888	$19,478

Operating expenses:
Recovery division	$224,748	$206,262	$162,243	$13,177
Youth division	269,602	130,155	14,531	—
Corporate/other	56,505	46,338	22,128	44,716
Total consolidated operating expenses	$550,855	$382,755	$198,902	$57,893

Operating income (loss):
Recovery division	$84,797	$79,835	$65,715	$6,121
Youth division	(136,876)	8,828	(1,270)	—
Corporate/other	(28,782)	(23,803)	(17,459)	(44,536)
Total consolidated operating (loss) income	$(80,861)	$64,860	$46,986	$(38,415)

Operating income (loss):
Total consolidated operating (loss) income	$(80,861)	$64,860	$46,986	$(38,415)
Interest expense, net	(54,122)	(60,262)	(41,338)	(2,506)
Gain on debt repurchase and other financing costs	8,086	—	—	(10,655)
Other income (expense)	1	(1,770)	112	55
Total consolidated income (loss) from continuing operations before income taxes	$(126,896)	$2,828	$5,760	$(51,521)

Capital expenditures(1) :
Recovery division	$12,525	$18,309	$8,351	$381
Youth division	4,863	5,709	1,471	—
Corporate/other	7,891	6,141	4,367	30
Total consolidated capital expenditures	$25,279	$30,159	$14,189	$411

	December 31,	December 31,
	2008	2007
	(Successor)
Total assets (1)
Recovery division	$899,399	$895,506
Youth division	179,467	344,274
Corporate/other	90,309	82,511
Total consolidated assets	$1,169,175	$1,322,291

(1) Includes amounts related to discontinued operations

21.	QUARTERLY SUMMARY (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2008
Net revenue	$114,575	$120,760	$124,765	$109,894
(Loss) income from continuing operations, net of tax	(792)	4,459	(123,902)	(642)
(Loss) income from discontinued operations, net of tax	(732)	(702)	(16,032)	(3,562)
Net (loss) income	(1,524)	3,757	(139,934)	(4,204)
2007
Net revenue	$104,137	$112,012	$119,506	$111,960
(Loss) income from continuing operations, net of tax	(813)	2,084	4,423	(5,501)
Income (loss) from discontinued operations, net of tax	767	830	198	(524)
Net (loss) income	(46)	2,914	4,621	(6,025)

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee.

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

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
Dr. Barry W. Karlin	54	Chairman and Chief Executive Officer
James Hudak	61	Chief Administrative Officer, Vice President
Kevin Hogge	51	Chief Financial Officer, Vice President and Treasurer
Philip L. Herschman	61	President, Healthy Living Division
Jerome E. Rhodes	51	President, Recovery Division
James Dredge	58	President, Youth Division
Kathleen Sylvia	63	Executive Vice President of Business Development
Dr. Thomas J. Brady	56	Chief Medical Officer
Pamela B. Burke	41	Vice President, General Counsel and Secretary
Steven Barnes	48	Director
John Connaughton	43	Director
Chris Gordon	36	Director
General Barry R. McCaffrey (ret.)	66	Director
Elliot Sainer	63	Director

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

    James Hudak, Chief Administrative Officer. Mr. Hudak has served as our chief administrative officer since July 2008. From 2006 to 2008, Mr. Hudak served as Chairman of the Board of Directors of MedAvant, Inc. From 2003 to 2006, Mr. Hudak served as chief operating officer and then as chief executive officer of United Behavioral Health. From 2000 to 2003, he served as Executive VP and chief executive officer of United Health Technologies. From 1980 to 2000, Mr. Hudak worked at Accenture (formerly Andersen consulting) where he worked as a manager and then served as Global Managing Partner to the health services division. Mr. Hudak holds a B.A. from Yale University and a Master of Public Policy from the University of Michigan.

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

Kathleen Sylvia, Executive Vice President of Business Development. Ms. Sylvia has served as our executive vice president of business development since June 2003. From May 1995 to June 2003, Ms. Sylvia served as our chief operating officer. From January 1993 to May 1995, Ms. Sylvia was the executive director of The Camp Recovery Centers, L.P. From 1988 to 1993, Ms. Sylvia was the assistant administrator at National Medical Enterprise Hospitals and Community Psychiatric Centers. Ms. Sylvia holds a nursing degree from the University of California, Los Angeles, Harbor College, School of Nursing, a B.A. in sociology and anthropology from Old Dominion University and a master of public administration from the University of Oklahoma.

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

Steven Barnes, Director. Steven Barnes, Director.  Mr. Barnes has served as a director since February 2006.  Mr. Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000.  In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including chief executive officer of Dade Behring, Inc., president of Executone Business Systems, Inc. and president of Holson Burnes Group, Inc.  Mr. Barnes currently serves on several boards including Ideal Standard and Clear Channel Communications, Inc.  He also volunteers on several charitable organizations, serving as a member of the board of Make-A-Wish Foundation of Massachusetts, Project Health, Syracuse University and Children’s Hospital Board of Trustees.  Mr. Barnes received a B.S. from Syracuse University.

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

Chris Gordon, Director. Mr. Gordon has served as director since February 2006. Mr. Gordon is a managing director of Bain Capital and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company, Inc. and currently serves as a director of Hospital Corporation of America and of Accellent, Inc. He also volunteers for a variety of charitable organizations, currently serving on the Children’s Hospital Board of Overseers and the Boston Public Library Foundation Board of Directors.
Mr. Gordon received an M.B.A. from Harvard Business School where he was a Baker Scholar and graduated magna cum laude with an A.B. in economics from Harvard College.

General Barry R. McCaffrey (ret), Director. General McCaffrey has served as a director since August 2002. From March 2001 to the present, General McCaffrey has served as president of BR McCaffrey Associates, LLC, an international consulting firm. General McCaffrey served as the Director of the White House Office of National Drug Control Policy from March 1996 to March 2001, and as the Bradley Distinguished Professor of National Security Studies at the U.S. Military Academy from March 2001 to June 2005. General McCaffrey has also served as an analyst for NBC News since September 2001. During his time at the White House, General McCaffrey was a member of both the President’s Cabinet and the National Security Council for drug-related issues. General McCaffrey also serves on the board of directors of DynCorp International, LLC, McNeil Technologies, Global Linguist Solutions and HNTB Corporation.  General McCaffrey graduated from the U.S. Military Academy at West Point. He holds an M.A. in civil government from American University and attended the Harvard University National Security Program as well as the Business School Executive Education Program.

Elliot Sainer, Director. Mr. Sainer has served as a director since November 2006. From November 2006 through September 31, 2007, Mr. Sainer served as the president of our youth division. From 1998 to 2006, he served as chief executive officer of Aspen Education Group, Inc. We acquired Aspen Education Group, Inc. in November 2006. From 1991 to 1998, Mr. Sainer was Chief Executive Officer of College Health Enterprises.  Mr. Sainer serves as a director of Acadia Healthcare, LLC, Knowledge Delivery Systems, Inc. and StarPoint LLC Healthcare Group.  He also serves as a member of the board of Alzheimers Association of Greater Los Angeles and Union Station Homeless Services.  Mr. Sainer holds an M.B.A. in health care administration from George Washington University and a B.A. in Political Science from the University of Pittsburgh.

Code of Conduct

The CRC Health Corporation Code of Business Conduct and Ethics is our code of ethics applicable to all employees, including all officers and directors with regard to company related activities.  The code incorporates our policy to conduct our business affairs honestly and in an ethical manner.  It also incorporates our expectations of all employees to provide accurate and timely disclosures in our filings with the SEC.  A copy of our code is available on our website at www.crchealth.com under “Press Releases”, “Investor Relations,” SEC Filings.”  We will post any amendments to our code, or waivers of the code for our executive officers, on our website at www.crchealth.com under “Press Releases,” “About CRC Health Group,” “Code of Conduct.”

          We also maintain a Compliance Manual and Code of Conduct that focuses on our responsibilities to our patients and the high standards of ethics that we require from all employees. This Code of Conduct is compliant with the requirements of our accrediting bodies.

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

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. In this section, we address the members and role of our compensation committee, our compensation setting process, our compensation philosophy and policies regarding executive compensation, the components of our executive compensation program and our compensation decisions for 2008. We address the compensation paid or awarded during 2008 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers in fiscal year 2008. We refer to these five executive officers as our named executive officers.

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

Components of Executive Compensation Plan

In 2008, the principal elements of annual compensation for our named executive officers consisted of base salary and performance based incentive bonuses, long term equity incentive compensation and benefits.

Base Salary. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualification and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance and competitive salary practices. Further, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance based pay. Dr. Barry Karlin’s base salary was determined in his employment agreement which was negotiated at the time of the Bain Merger and is reviewed annually by the Compensation Committee. For all of our other named executive officers, base salary increases are at the discretion of the Compensation Committee. Base salary is reviewed annually at the beginning of the year and any increases are based on our overall performance and the executive’s individual performance during the preceding year. At its February 2009 meeting, the Compensation Committee reviewed recommendations for salary adjustments for all executive officers and determined that because of the economic environment and need to reduce operating expense that base salaries for our named executives would not increase in 2009.

2008 Incentive Bonus Plan. Our 2008 Incentive Bonus Plan is designed to reward our employees for the achievement of 2008 EBITDA goals related to the business. EBITDA represents actual earnings before interest, taxes, depreciation and amortization and certain other adjustments as agreed upon with Bain Capital. The bonus payment for our Chief Executive Officer is governed by his employment agreement and is wholly dependent on the achievement of certain EBITDA targets. Pursuant to his employment agreement, our target annual incentive bonus for our Chief Executive Officer is 100% of his base salary in the event that our actual EBITDA is 100% of our budgeted EBITDA; he may earn an annual incentive bonus of up to a maximum 150% of his base salary in the event that our actual EBITDA is 110% of our budgeted EBITDA but also may earn nothing in the event that financial milestones are not achieved. The bonus plan for Kevin Hogge, Philip Herschman, Jerome Rhodes and James Hudak is based on our overall achievement of our EBITDA targets (target bonus assumes our actual EBITDA is 100% of budgeted EBITDA and the maximum bonus assumes that our actual EBITDA is 110% or greater than budgeted EBITDA) and individual contributions. These officers have a target annual incentive bonus of 50% of base salary; they may earn a maximum annual incentive bonus of up to 75% of base salary but may also earn nothing in the event our financial milestones are not achieved. The bonus is paid after completion of our annual audit and the officer must be an employee at such time to receive a bonus payment.

If our actual EBITDA is less than 90% of our budgeted EBITDA, then the bonus pool is zero provided that the Compensation Committee may authorize bonuses in their sole discretion. In the event that our actual EBITDA for the year is less than 100% of our budgeted EBITDA but greater than 90% then the bonus pool will be prorated and all bonus payment amounts are in the discretion of the Compensation Committee. Consistent with our focus on pay for performance, additional amounts can be earned when actual EBITDA exceeds our budgeted EBITDA. Actual EBITDA was less than 90% of budgeted EBITDA and, accordingly, bonus amounts were in the discretion of the Compensation Committee. The Compensation Committee determined that discretionary bonuses would be provided to reward and provide future motivation for employees who had achieved or partially achieved their goals and for individual performance. The Compensation Committee approved an aggregate year end bonus pool of $1,150,000 (excluding special retention bonuses, sales commissions etc.) to be allocated and distributed based on performance by the CEO.

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

Other Compensation Information. We provide employees, including our named executive officers, with a variety of other benefits, including medical, dental and vision plans, life insurance and holidays and vacation. These benefits are generally provided to employees on a company-wide basis. We do not offer any retirement plans to our directors or executive officers, other than the 401(k) plan generally available to employees. In accordance with the terms of the our 401(k) plan, in 2008 we matched, in cash, 25% of amounts contributed to that plan by each plan participant, up to 6% of eligible pay. The matching contribution made by us is subject to vesting, based on continued employment, with 25% scheduled to vest on each of the four anniversaries of the employee’s date of hire.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2008.

Respectfully submitted on March  27, 2009 by the members of the Compensation Committee of the Board of Directors:

Dr. Barry Karlin
John Connaughton
Steven Barnes

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

									Change in
									Pension Value
									and
									Nonqualified
						Option	Non-equity		Deferred	All other
		Salary		Bonus	Stock	Awards	Incentive Plan		Compensation	Compensation		Total
Name and Principal Position	Year	($)		($)(2)	Awards	($)(3)	Compensation		Earnings	($)		($)
Dr. Barry W. Karlin	2008	616,515		—	—	—	—		—	39,077	(10)	655,592
Chairman and Chief Executive Officer	2007	595,346		—	—	—	175,000	(5)	—	38,580	(6)	808,926
	2006	549,038	(1)	1,400,000	—	9,320,563	430,446	(4)	—	29,818	(7)	11,729,865
James Hudak	2008	124,097		—	—	1,071,400	—		—	3,796	(11)	1,199,293
Chief Administrative Office	2007	—		—	—	—	—		—	—		—
	2006	—		—	—	—	—		—	—		—
Philip L. Herschman	2008	294,855		—	—	—	—		—	2,852	(13)	297,707
President, Healthy Living Division	2007	284,730		—	—	—	55,591	(5)	—	2,500	(8)	342,821
	2006	270,961	(1)	450,000	—	2,342,409	73,431	(4)	—	2,752	(8)	3,139,554
Jerome E. Rhodes	2008	294,855		—	—	—	27,000	(12)	—	13,308	(9)	335,163
President, Recovery Division	2007	284,730		—	—	—	60,591	(5)	—	13,118	(9)	358,440
	2006	270,961	(1)	450,000	—	2,342,409	120,849	(4)	—	13,150	(9)	3,202,152
Kevin Hogge	2008	294,855		—	—	—	—		—	9,004	(14)	303,859
Chief Financial Officer, Vice President and Treasurer	2007	284,730		—	—	—	55,591	(5)	—	2,500	(8)	342,821
	2006	270,961	(1)	300,000	—	2,342,409	103,372	(4)	—	1,822	(8)	3,202,152

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

(9)
Represents $10,400 in car allowance during 2008, 2007, and 2006. In addition, represents $2,836, $2,718, and $2,750 in company contributions pursuant to our 401(k) Plan for 2008, 2007, and 2006 respectively.

(10)
Represents $12,000 for premium costs on a life insurance policy for which the beneficiaries are his family, $23,630 in medical, dental and vision contributions, and $3,375 in company contributions pursuant to our 401(k) Plan for 2008.

(11)	Represents $3,796 in medical, dental and vision contributions.

(12)	2008 annual incentive bonus paid in March 2008. Bonuses paid pursuant to the 2008 Incentive Bonus Plan are accrued in the year earned and paid in the following year.

(13)	Represents $2,779 in company contributions pursuant to our 401(k) Plan for 2008.

(14)	Represents $5,345 in medical, dental and vision contributions and $3,586 in company contributions pursuant to our 401(k) Plan for 2008.

Grants of Plan-Based Awards in 2008

The following table contains information concerning grants of plan-based awards to our named executive officers during 2008:

		Estimated Possible Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)
								All Other Stock Awards:	All Other Option Awards:
								Number of Shares	Number of Securities	Exercise or Base	Grant Date Fair Value
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock or Units	Underlying Options	Price of Option Awards	of Stock and Option Awards
Name	Date(2)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Dr. Barry Karlin	1/1/08	0	618,930	928,935	—	—	—	—	—	—	—
Philip Herschman	1/1/08	0	147,428	221,141	—	—	—	—	—	—	—
Jerome Rhodes	1/1/08	0	147,428	221,141	—	—	—	—	—	—	—
Kevin Hogge	1/1/08	0	147,428	221,141	—	—	—	—	—	—	—
James Hudak	1/1/08	0	147,428	221,141	—	—	—	—	—	—	—

NOTES TO TABLE:

(1)
Amounts reflect cash awards pursuant to our 2008 Incentive Bonus Plan to which our named executive officers are eligible.  Pursuant to our 2008 Incentive Bonus Plan, the amounts are based on the achievement of the EBITDA targets for the period January 1, 2008 through December 31, 2008. The Target amount equals 100% of achievement of the target and the Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA. The threshold amount equals 90% of achievement of the target; provided however, that they Compensation Committee, in their discretion, may award bonuses if there is 90% or less achievement of the targets. For the year ended December 31, 2008 Actual EBITDA was less than 90% of budgeted EBITDA and, accordingly, bonus amounts were in the discretion of the Compensation Committee. See the Summary Compensation Table for bonuses received by our named executive officers

(2)	The grant date provided is the date that the plan year began for the 2008 Incentive Bonus Plan.

The material terms of our stock option awards, 2008 Incentive Bonus Plan and our employment agreement with Dr. Barry Karlin are described in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End 2008

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2008.

	Option Awards(1)							Stock Awards
										Equity
					Equity Incentive					Incentive Plan	Equity Incentive
					Plan Awards:				Market	Awards:	Plan Awards:
					Number of			Number	Value of	Number of	Market or Payout
	Number of		Number of		Securities			of Shares	Shares or	Unearned	Value of unearned
	Securities		Securities		Underlying			or Units	Units	Shares, Units	Shares, Units or
	Underlying		Underlying		Unexercised	Option		of Stock	of Stock	or Other Rights	Other Rights
	Unexercised		Unexercised		Unearned	Exercise	Option	That Have	That Have	That Have	That Have Not
	Options		Options		Options	Price	Expiration	Not Vested	Not Vested	Not Vested	Vested
Name	Exercisable(#)		Unexercisable(#)		(#)	($)	Date	(#)	($)	(#)	($)
Dr. Barry Karlin	48,231	(2)(3)	120,941	(2)	—	90.00	2/6/16	—	—	—	—
	61,554	(4)	—		—	8.77	12/14/14	—	—	—	—
Philip Herschman	12,121	(2)(3)	30,393	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	12,121	(2)(3)	30,393	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Kevin Hogge	12,121	(2)(3)	30,393	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
James Hudak	—		20,000		—	112.287	09/11/17	—	—	—	—

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

(3)	Vested options represents 50% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(4)
Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in our parent company. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.

Option Exercises and Stock Vested in 2008

The following table sets forth information about stock options exercised by the named executives in fiscal year 2008 and stock awards that vested or were paid in fiscal year 2008 to the named executives.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Dr. Barry Karlin	—	—	—	—
Philip Herschman	—	—	—	—
Jerome Rhodes	—	—	—	—
Kevin Hogge	—	—	—	—
James Hudak	—	—	—	—

Pension Benefits

None of the Named Executive Officers receive nonqualified deferred compensation benefits.

Potential Payments Upon Termination or a Change in Control

Employment Agreement

Pursuant to our employment agreement with Dr. Karlin, in the event of Dr. Karlin’s termination without cause or his resignation for good reason (both defined in his employment agreement), we must pay Dr. Karlin a lump sum equal to his base salary for a period of 36 months and provided further that if Dr. Karlin signs a general release of all claims, we shall also pay to Dr. Karlin for a period of 18 months all premiums due for COBRA premiums for Dr. Karlin and his insured dependents, all premiums relating to our group disability plan and all premiums relating to his life insurance policy, an aggregate amount of approximately $1.912 million calculated as of December 31, 2008. In the event of a termination due to death, disability or cause or if Dr. Karlin resigns without good reason, we must pay Dr. Karlin any base salary earned but not paid through the date of termination, any vacation time accrued but not used through the date of termination, any bonus compensation earned but unpaid on the date of termination and any business expenses incurred but un-reimbursed on the date of termination.

We have no employment agreements with Kevin Hogge, James Hudak, Philip Herschman or Jerome Rhodes.

2008 Incentive Bonus Plan

An employee is only eligible to receive a bonus pursuant to the 2008 Annual Incentive Bonus plan if such employee is an employee of CRC or a subsidiary of CRC at the time of completion of our annual audit (typically in early April).

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

Effective September 30, 2007, Elliot Sainer retired as President of our youth division. As a result of Mr. Sainer’s retirement, the employment provisions of the employment agreement between the Company and Elliot Sainer terminated as of September 30, 2007. Mr. Sainer will receive $0.7 million in payment to be paid over the 18 month period following his termination as defined in his employment agreement. Of the 166,284 options for Class A common shares and 18,476 options for Class L common shares held by Mr. Sainer during his employment, 116,399 options for Class A common shares and 12,933 options for Class L common shares were cancelled, which had an aggregate weighted average fair value of $769,525. Mr. Sainer will continue to serve as a member of the Board of Directors of the Company. Additionally, as of the effective date of his retirement, the Company retained Mr. Sainer in the capacity as a consultant. The following table contains compensation received by General Barry McCaffrey and Elliot Sainer during the year ended December 31, 2008 for serving as a director of, and providing consulting services to, CRC and Holdings.

					Change in
					Pension Value
					and Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock		Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
General Barry McCaffrey	120,000	—	—	—	—	—	120,000
Elliot Sainer	60,000	—	—	—	—	467,244	60,000

NOTES TO TABLE:

(1)	General McCaffrey receives a salary of $10,000 per month for consulting services rendered to us. He does not receive cash payments for attendance at board meetings.

(2)
Following his retirement as President of our youth division, Elliot Sainer received a consulting fee of $5,000 per month for consulting services rendered to us. Items under “All Other Compensation” consist of payments made to Mr. Sainer in 2008 pursuant to his Employment Agreement as well as $12,791 in life and disability insurance benefits. He does not receive cash payments for attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Barnes and Karlin. Dr. Barry Karlin is the chief executive officer of CRC and the Group. Messrs. Connaughton and Barnes have not been at any time an officer or employee of CRC or an affiliate of CRC. During 2008, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

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

	Shares of	Percent of	Shares of	Percent of
	Class A	Class A	Class L	Class L
	Common	Common	Common	Common
Name and Address	Stock	Stock	Stock	Stock
Bain Capital Partners VIII, L.P. and Related Funds(1)	32,547,498	95.0%	3,616,388	95.0%
Dr. Barry W. Karlin(2)	1,064,202	2.7%	118,243	2.7%
James Hudak	—	*	—	*
Philip L. Herschman(3)	227,943	*	25,326	*
Jerome E. Rhodes(4)	227,943	*	25,326	*
Kevin Hogge(5)	227,943	*	25,326	*
Barry R. McCaffrey(6)	4,502	*	500	*
Elliot Sainer(7)	64,764	*	7,195	*
Steven Barnes(8)	—	—	—	—
John Connaughton(8)	—	—	—	—
Chris Gordon(8)	—	—	—	—
All directors and executive officers as a group	2,004,485	5.8%	222,274	5.7%

*	indicates less than 1% of common stock
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

(2)
Represents options to purchase 118,243 Units consisting of 1,064,202 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 118,243 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(3)
Represents options to purchase 25,326 Units consisting of 227,943 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 25,326 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(4)
Represents options to purchase 25,326 Units consisting of 227,943 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 25,326 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(5)
Represents options to purchase 25,326 Units consisting of 227,943 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 25,326 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(6)
Represents options to purchase 500 Units consisting of 4,502 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 500 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(7)
Represents options to purchase 7,195 Units consisting of 64,764 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 7,195 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(8)
Mr. Barnes, Mr. Connaughton and Mr. Gordon are each a managing director of Bain Capital Partners, LLC. They disclaim any beneficial ownership of any shares beneficially owned by any entity affiliated with Bain Capital Partners, LLC in which they do not have a pecuniary interest. Mr. Barnes, Mr. Connaughton and Mr. Gordon each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

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

	(a)				(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights				Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Class A common stock		Class L common stock		Class A common stock	Class L common stock	Class A common stock	Class L common stock
2006 Executive Incentive Plan	5,416,016	(1)	601,778	(1)	$0.88	$66.71	(2)	(2)
2006 Management Incentive Plan	481,874		53,541		$1.22	$83.67	(2)	(2)
2007 Incentive Plan	681,891		75,770		$1.58	$88.10	(2)	(2)
Equity compensation plans not approved by security holders	—		—		—	—	—	—

(1)
This amount consists of 1,090,518 shares of Class A common stock and 121,168 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 4,325,498 shares of Class A common stock and 480,610 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.

(2)
The number of securities remaining available for future issuance under either the 2007 Incentive Plan, 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 244,790 shares of Class A common stock and 27,196 shares of Class L common stock.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to our Code, all employees and directors (including our named executive officers) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. If the conflict involves a director or executive officer or is considered material, the situation will be reviewed by the Audit Committee. The Audit Committee will determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict.

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

ITEM 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2008 and December 31, 2007, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below (in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Audit Fees(1)	$1,577	$2,146
Audit-Related Fees(2)	—	30
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$1,577	$2,176

(1)
Audit Fees billed in the fiscal years ended December 31, 2008 and 2007 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings. The 2007 amounts have been revised from amounts previously reported.

(2)
Audit-Related Fees billed in the fiscal years ended December 31, 2007 represented fees for the following services: due diligence related to mergers and acquisitions and financial accounting and reporting consultations.

(3)	The Company did not incur any Tax Fees for the years ended December 31, 2008 and 2007 with its principal independent registered accounting firm.
(4)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2008 and 2007 with its principal independent registered accounting firm.

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

4.1
Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.1a
First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1b
Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1c
Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1d
Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

4.1e
Fifth Supplemental Indenture dated as of April 27, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed May 15, 2007)

4.1f
Sixth Supplemental Indenture dated as of July 26, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 13, 2007)

4.1g
Seventh Supplemental Indenture dated as of May 23, 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed August 13, 2008)

4.1h
Release of Guarantee dated as of July 25, 2008 by and among US Bank National Association, as Trustee, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to 4.1 of Form 10-Q filed November 14, 2008).

4.1i
Eighth Supplemental Indenture dated as of November ___, 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016.

4.2
Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.3	Form of 10 ¾% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006)

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

10.2b
Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2c
Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2d
Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2e
SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2f
SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.2g
SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.2h
SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.2i
SUPPLEMENT NO. 9 dated as of November __, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein

10.3
Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.3a
Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3b
Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3c
Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3d
Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3e
SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3f
SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3g
SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.3h
SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.3i
SUPPLEMENT NO. 9 dated as of November __, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent

10.3i
Release of Guarantee and Collateral Dated as of July 25, 2008 by and mong Citibank, NA, as Administrative Agent and Collateral Agent , CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to Exhibit 10.3i of Form 10-Q filed August 13, 2008).

10.4
Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.5
Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.6
Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.6a
Amended and Restated Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 and as amended and restated on August 13, 2008.

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

Date: March 27, 2009

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 2009

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