Form 10-Q
period 2009-03-31
CRC Health CORP
filed 2009-05-15
CIK 1360474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of May 15, 2009 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; reductions in the availability of governmental and private financial aid for CRC’s youth treatment programs; CRC’s substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC’s facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2009 AND DECEMBER 31, 2008
(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$530	$2,540
Accounts receivable, net of allowance for doubtful accounts of $5,371 in 2009 and $5,409 in 2008	32,119	30,826
Prepaid expenses	7,712	7,703
Other current assets	1,071	1,618
Income taxes receivable	859	––
Deferred income taxes	4,029	4,029
Current assets of discontinued operations, facility exits	14,879	14,125
Total current assets	61,199	60,841
PROPERTY AND EQUIPMENT—Net	127,797	129,728
GOODWILL	604,127	604,078
INTANGIBLE ASSETS—Net	351,203	354,463
OTHER ASSETS	19,117	20,065
TOTAL ASSETS	$1,163,443	$1,169,175
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,779	$6,165
Accrued liabilities	27,811	29,061
Income taxes payable	––	1,201
Current portion of long-term debt	6,570	6,522
Other current liabilities	28,773	31,657
Current liabilities of discontinued operations, facility exits	767	703
Total current liabilities	69,700	75,309
LONG-TERM DEBT—Less current portion	644,345	646,630
OTHER LONG-TERM LIABILITIES	7,654	7,553
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	1,853	1,909
DEFERRED INCOME TAXES	134,492	134,331
Total liabilities	858,044	865,732
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER'S EQUITY:
Common stock, $0.001 par value—1,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	446,484	444,275
Accumulated (deficit) retained earnings	(135,949)	(134,764)
Accumulated other comprehensive (loss)	(5,224)	(6,289)
Total CRC Health Corporation stockholder’s equity	305,311	303,222
NONCONTROLLING INTEREST	88	221
Total equity	305,399	303,443
TOTAL LIABILITIES AND EQUITY	$1,163,443	$1,169,175

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
NET REVENUE:
Net client service revenue	$104,009	$111,979
Other revenue	1,888	1,971
Total net revenue	105,897	113,950
OPERATING EXPENSES:
Salaries and benefits	57,474	59,387
Supplies, facilities and other operating costs	31,516	33,412
Provision for doubtful accounts	1,533	1,651
Depreciation and amortization	5,762	5,464
Total operating expenses	96,285	99,914
OPERATING INCOME	9,612	14,036
INTEREST EXPENSE, NET	(11,952)	(14,517)
OTHER EXPENSE	(82)	(1,618)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,422)	(2,099)
INCOME TAX BENEFIT	(2,195)	(956)
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(227)	(1,143)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($649) and ($363) in the three months ended March 31, 2009 and 2008, respectively)	(1,086)	(684)
NET LOSS	(1,313)	(1,827)
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(128)	(303)
NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(1,185)	$(1,524)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(103)	$(840)
DISCONTINUED OPERATIONS, NET OF TAX	(1,082)	(684)
NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(1,185)	$(1,524)

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(In thousands, except share amounts)

				Accumulated	Accumulated	Total
			Additional	(Deficit)	Other	CRC Health Corporation
	Common Stock		Paid-in	Retained	Comprehensive	Stockholder's Equity	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss)	(Deficit)	Income (Loss)	Interest
BALANCE December 31, 2008	1,000	$—	$444,275	$(134,764)	$(6,289)	$303,222	$(148,194)	$221
Capital contributed by Parent, net			2,209			2,209
Net (loss) for the quarter ended March 31, 2009				(1,185)		(1,185)	(1,185)	(128)
Other comprehensive (loss)					1,065	1,065	1,065
Noncontrolling interest buyout								(5)
BALANCE March 31, 2009	1,000	$—	$446,484	$(135,949)	$(5,224)	$305,311	$(120)	$88

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,313)	$(1,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,771	5,574
Amortization of debt discount and capitalized financing costs	1,078	1,101
Loss on interest rate swap agreement	—	1,618
Asset impairment	1,417	––
Loss/(gain) on disposition of property and equipment	294	(46)
Provision for doubtful accounts	1,559	1,654
Stock-based compensation	1,395	1,238
Deferred income taxes	(555)	(517)
Changes in assets and liabilities:
Accounts receivable	(2,841)	(1,026)
Income taxes receivable	(597)	(792)
Prepaid expenses	(21)	(558)
Other current assets	343	108
Accounts payable	(413)	(717)
Accrued liabilities	(1,152)	(11,512)
Income taxes payable	(1,201)	––
Other current liabilities	(1,101)	199
Other long term assets	(17)	––
Other long term liabilities	45	(546)
Net cash provided by (used in) operating activities	2,691	(6,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,314)	(5,783)
Proceeds from sale of property and equipment	126	49
Acquisition adjustments	(59)	(33)
Payments made under earnout arrangements	—	(2,066)
Net cash used in investing activities	(2,247)	(7,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital (distributed to)/contributed from Parent	(12)	24
Capitalized financing costs	(40)	(40)
Noncontrolling interest buyout	(89)	—
Repayment of capital lease obligations	(4)	(6)
Net borrowings under revolving line of credit	—	14,000
Repayments of long-term debt	(2,309)	(2,590)
Net cash (used in) provided by financing activities	(2,454)	11,388
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,010)	(2,494)
CASH AND CASH EQUIVALENTS—Beginning of period	2,540	5,118
CASH AND CASH EQUIVALENTS—End of period	$530	$2,624
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Notes payable issued in connection with earnout arrangements	$—	$897
Payable for contingent consideration	$—	$224
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Payable in conjunction with repurchase of parent stock	$—	$86
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,023	$19,061
Cash paid for income taxes, net of refunds	$490	$––

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The accompanying condensed consolidated balance sheets of CRC Health Corporation, as of March 31, 2009,  and December 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated statement of changes in equity at March 31, 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited balance sheet as of December 31, 2008 has been derived from our audited financial statements.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008.

The unaudited condensed consolidated income statements and unaudited condensed consolidated balance sheets have been presented to include the effects of discontinued operations for all periods presented. See Note 16.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—Preparation of financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Noncontrolling Interest—The Company through the acquisition of Aspen acquired a 75% interest in certain weight loss programs. Additionally, a former employee maintains a 10% interest in one adolescent treatment program, within the Company's healthy living division, as a result of a prior agreement in place from the Aspen acquisition. The Company consolidates its investment for financial reporting purposes.

Business Segments—Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its "youth division" with its "healthy living division",  formerly included as a component of "corporate/other."  Performance of the Company’s two reportable segments (recovery division and healthy living division) is evaluated based on profit or loss from operations (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant.

Recent Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations  (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) and was adopted by the Company effective January 1, 2009. During the three months ended March 31, 2009, there was no material impact to the Company's consolidated financial statements as a result of adopting SFAS 141(R).

The Company has adopted FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), issued February 2008. FSP 157-2 delayed the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of SFAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners inclusive of requiring retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 effective January 1, 2009.

3.	BALANCE SHEET COMPONENTS

Balance sheet components at March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts receivable—gross	$37,490	$36,235
Less allowance for doubtful accounts	(5,371)	(5,409)
Accounts receivable—net	$32,119	$30,826
Other assets:
Capitalized financing costs—net	$17,717	$18,688
Deposits	919	912
Note receivable	481	465
Total other assets	$19,117	$20,065
Accrued liabilities:
Accrued payroll and related expenses	$11,640	$7,864
Accrued vacation	5,730	5,613
Accrued interest	3,310	8,289
Accrued expenses	7,131	7,295
Total accrued liabilities	$27,811	$29,061
Other current liabilities:
Deferred revenue	$10,089	$10,249
Client deposits	5,314	5,114
Insurance premium financing	1,251	2,226
Interest rate swap liability	10,329	12,110
Other liabilities	1,790	1,958
Total other current liabilities	$28,773	$31,657

4.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$21,373	$21,373
Building and improvements	72,103	65,733
Leasehold improvements	22,728	22,147
Furniture and fixtures	12,125	11,556
Computer equipment	9,680	9,474
Computer software	11,217	9,495
Motor vehicles	5,704	5,568
Field equipment	2,749	2,901
Construction in progress	3,817	12,013
	161,496	160,260
Less accumulated depreciation	(33,699)	(30,532)
Property and equipment—net	$127,797	$129,728

Depreciation expense was $3.9 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segments for the three months ended March 31, 2009 are as follows (in thousands):

	Recovery	Healthy Living	Total
Goodwill December 31, 2008	$501,531	$102,547	$604,078
Goodwill adjustments	49	—	49
Goodwill March 31, 2009	$501,580	$102,547	$604,127

Goodwill adjustments

During the three months ended March 31, 2009, the Company made an immaterial adjustment to its recovery division goodwill as a result of purchase price accounting for an acquisition completed in fiscal 2007. There is no material effect on the Company's condensed consolidated financial statements as a result of the purchase price adjustment.

 Total intangible assets at March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	March 31, 2009				December 31, 2008
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$35,115	$(4,178)	$30,937	20 years	$35,914	$(3,823)	$32,091
Accreditations	20 years	16,118	(1,923)	14,195	20 years	16,118	(1,722)	14,396
Curriculum	20 years	8,486	(1,008)	7,478	20 years	8,743	(929)	7,814
Government including
Medicaid contracts	15 years	34,975	(7,385)	27,590	15 years	34,979	(6,806)	28,173
Managed care contracts	10 years	14,400	(4,560)	9,840	10 years	14,400	(4,200)	10,200
Managed care contracts	5 years	100	(30)	70	5 years	100	(25)	75
Core developed technology	5 years	2,704	(1,717)	987	5 years	2,704	(1,582)	1,122
Covenants not to compete	3 years	—	—	—	3 years	152	(152)	—
Total intangible assets subject to amortization:		$111,898	$(20,801)	91,097		$113,110	$(19,239)	93,871
Intangible assets not subject to amortization:
Trademarks and trade names				176,415				176,587
Certificates of need				44,600				44,600
Regulatory licenses				39,091				39,405
Total intangible assets not subject to amortization				260,106				260,592
Total intangible assets				$351,203				$354,463

Intangible assets subject to amortization

During the three months ended March 31, 2009, the Company continued its restructuring activities initiated in 2008 (the "FY08 Plan").  For the three months ended March 31, 2009, the Company determined that certain intangible assets subject to amortization within its healthy living division were impaired. Under the provisions of SFAS 144, the Company recognized a non-cash charge of $1.0 million which is included in the condensed consolidated statement of operations under results from discontinued operations. These impairment charges are based on the Company's decision to close one of its healthy living outdoor program facilities and reduce the carrying value of certain of its intangible assets subject to amortization to their estimated fair value.

Intangible assets not subject to amortization

Additionally,  pursuant to the FY08 Plan, during the three months ended March 31, 2009, the Company determined that certain of its intangible assets not subject to amortization were impaired due to the Company's decision to close one of its healthy living division program facilities classified as discontinued operations.  Subsequently, the Company recognized a non-cash impairment charge of approximately $0.4 million during the three months ended March 31, 2009. Charges related to impairment of intangible assets for discontinued operations are included in the Company's condensed consolidated statement of operations under results of discontinued operations.

Total amortization expense of intangible assets subject to amortization was $1.8 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.

Estimated future amortization expense related to the amortizable intangible assets at March 31, 2009 is as follows (in thousands):

Fiscal Year
2009 (remaining nine months)	$5,488
2010	7,318
2011	6,818
2012	6,772
2013	6,756
Thereafter	57,945
Total	$91,097

6.	INCOME TAXES

The Company determines its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods.

For the three months ended March 31, 2009, the Company's tax benefit on continuing operations is $2.2 million, representing an effective tax rate of 90.6%. The effective tax rate differs from the U.S. federal statutory rate of 35% because of a discrete item and state income taxes. The discrete item of $1.1 million is due to a significant California tax law change. As a result of the enacted legislation, the Company expects that in years 2011 and beyond its income subject to tax in California will be less than under prior tax law because the future reversal of existing taxable temporary differences will be valued at a lower apportionment in California.  The Company therefore, recorded a net discrete tax benefit of $1.1 million related to a decrease in deferred tax liability that existed as of December 31, 2008.  The Company will continue to assess the value of reversal items on its California deferred tax liability in future periods.

The continuing operations income tax benefit for the three months ended March 31, 2008 was $1.0 million, reflecting an effective tax rate of 45.5%, there were no discrete items for the three months ended March 31, 2008.

The Company files its income tax returns in various jurisdictions, including United State federal and state filings and United Kingdom filings. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year, as well as by various state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposures associated with its tax filing positions.

7.	LONG-TERM DEBT

Long-term debt at March 31, 2009 and December 31, 2008 consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Term loan	$408,793	$409,841
Revolving line of credit	61,500	61,500
Senior subordinated notes, net of discount of $1,804 in 2009 and $1,870 in 2008	175,492	175,426
Seller notes	4,974	6,216
Lessor financing, leasehold improvements	148	157
Capital lease obligations	8	12
Total debt	650,915	653,152
Less current portion	(6,570)	(6,522)
Long-term debt—less current portion	$644,345	$646,630

Interest expense on total debt was $12.1 million for the three months ended March 31, 2009 inclusive of $0.1 million of capitalized interest, and $14.5 million for the three months ended March 31, 2008.

8.	FINANCIAL INSTRUMENTS

Derivatives -Interest Rate Swaps

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ending March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2009, the Company had two outstanding interest rate derivatives with a combined $250.0 million notional amounts that were designated as cash flow hedges of interest rate risk. One of the derivatives (the "2006 Swap") with a maturity date of March 31, 2011, converts $50.0 million of its floating-rate debt to fixed-rate debt at 4.99%. For the second derivative (the "2008 Swap") with a maturity date of July 1, 2011,  the Company receives an  interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million notional amount.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5.6 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments at  March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other assets	$—	Other current liabilities	$10,329
Total derivatives designated as hedging instruments		$—		$10,329

The tables below present the before-tax effect of the Company’s derivative financial instruments for the three months ending March 31, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$270	Interest expense, net	$(1,510)	Other income/expense	$(228)

Credit-risk-related Contingent Features

The Company has agreements with one of its derivative counterparties that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk ("credit valuation adjustments") related to these agreements was $13.2 million. As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2009, it may be required to settle its obligations under the agreements at their termination value of $13.2 million. At March 31, 2009, the Company was in compliance with all agreements related to its debt and derivatives.

9.	FAIR VALUE MEASUREMENTS

The Company adopted the financial asset and financial liability provisions of SFAS 157 on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy, under the provisions of SFAS 157, also requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Financial Assets and Liabilities

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions. These instruments are allocated to Level 2 on the SFAS 157 fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. The valuation models utilized by the Company incorporate variables

Non-Financial Assets and Liabilities

The Company measures its goodwill and indefinite-lived intangible assets at fair value for impairment assessment under Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets ("SFAS 142").  Nonfinancial long-lived assets are measured at fair value for impairment assessment under Statement of Financial Accounting Standards Statement No. 144, Accounting for the impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Company conducts its testing under SFAS 142 on an annual basis during the fourth quarter, or earlier, should there be indicators of impairment or triggering events in accordance with the standards. Nonfinancial liabilities for exit or disposal activities are measured at fair value in accordance with  Statement of Financial Accounting Standards No. 146, Accounting  for Costs Associated with Exit or Disposal Activities ("SFAS 146").

The following table presents the non-financial assets that were measured and recorded at fair value on a nonrecurring basis as of March 31, 2009 (in thousands):

Three Months Ended March 31, 2009
				Level Used to Determine New Cost Basis
		Impairment	New Cost	Level 1	Level 2	Level 3
		Charge	Basis
Referral network		$702	—	$—	$—	$—
Curriculum		227	—	—	—	—
Regulatory licenses		315	—	—	—	—
Trademarks and trade names		173	—	—	—	—
	Total	$1,417	—	$—	$—	$—

In accordance with SFAS 142, the Company recognized a charge of approximately $1.4 million related to the impairment of certain intangible assets. The carrying value of the assets prior to the impairment was approximately $1.4 million. As of March 31, 2009, the estimated fair value of the assets was zero and was determined based on level 3 inputs.

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net loss	$(1,313)	$(1,827)
Other comprehensive income:
Net change in unrealized (loss) on cash flow hedges (net of tax)	(1,065)	—
Other comprehensive income attributable to noncontrolling interest	—	—
Total comprehensive loss	$(2,378)	$(1,827)
Comprehensive income attributable to noncontrolling interest	$(128)	$(303)
Comprehensive income attributable to CRC Health Corporation	$(2,250)	$(1,524)

11.	COMMITMENTS AND CONTINGENCIES

Indemnifications—The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance which should enable the Company to recover a portion of any future amounts paid should they occur.

In addition to the above, from time to time the Company provides standard representations and warranties to counterparties in contracts in connection with business dispositions and acquisitions and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to such sales or acquisitions.

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

12.	STOCK-BASED COMPENSATION

For the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense of $1.4 million and $1.2 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense was $0.5 million for the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2009, the Group granted 16,120 units, which represent 145,082 option shares to purchase Class A common stock of the Group and 16,122 option shares to purchase Class L common stock of the Group. Activity under the Plans for the three months ended March 31, 2009 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2008	7,310,873	$7.97	7.44
Granted	161,204	9.00	9.00
Exercised	—	—
Forfeited/cancelled/expired	(40,274)	10.99
Outstanding—March 31, 2009	7,431,803	$7.98	7.49
Exercisable—March 31, 2009	2,794,053	$5.94	7.24
Exercisable and expected to be exercisable	7,060,213	$7.98	7.49

13.	RELATED PARTY TRANSACTIONS

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

Upon the consummation of the Bain Merger, the Company entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services.  The management agreement has a five year, evergreen term, however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company under this agreement paid management fees of $0.6 million during the three months ended March 31, 2009 and 2008 which are included in supplies, facilities and other operating costs in the Company's consolidated statement of operations.

Two Directors receive compensation for their services to the Company as consultants. One Director was granted options to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock and receives a salary of $10,000 per month in consideration for his services to the Company as a consultant. The other Director receives a salary of $4,000 per month for consulting services rendered to the Company. Additionally, he retains an aggregate of 49,885 options for Class A common shares and 5,543 options for Class L common shares, with 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a member of the Board of Directors and 24,942 options for Class A common shares and 2,771 options for Class L common shares in consideration for his services as a consultant.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2009, the Company had $177.3 million aggregate principal amount of the 10.75% Senior Subordinated Notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

Subsequent to the issuance of  financial statements as of March 31, 2008, management determined that allocations including intercompany management fee revenue should be allocated to the Parent.  As a result, the March 31, 2008 condensed consolidating statement of operations and condensed consolidating statement of cash flows have been restated from amounts previously reported to properly reflect allocations. There is no effect to the consolidated financial statements as the allocations are eliminated in consolidation.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of March 31, 2009 and December 31, 2008, the condensed consolidating statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008.

Condensed Consolidating Balance Sheet as of March 31, 2009
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$148	$382	$—	$530
Accounts receivable—net of allowance	2	31,672	445	—	32,119
Prepaid expenses	3,951	3,508	253	—	7,712
Other current assets	20	1,016	35	—	1,071
Income taxes receivable	859	—	—	—	859
Deferred income taxes	4,029	—	—	—	4,029
Current assets of discontinued operations, facility exits	—	14,879	—	—	14,879
Total current assets	8,861	51,223	1,115	—	61,199
PROPERTY AND EQUIPMENT—Net	8,542	116,828	2,427	—	127,797
GOODWILL	—	592,329	11,798	—	604,127
INTANGIBLE ASSETS—Net	—	351,203	—	—	351,203
OTHER ASSETS	17,860	1,238	19	—	19,117
INVESTMENT IN SUBSIDIARIES	1,076,226	—	—	(1,076,226)	—
TOTAL ASSETS	$1,111,489	$1,112,821	$15,359	$(1,076,226)	$1,163,443
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,637	$1,985	$157	$—	$5,779
Accrued liabilities	10,300	16,556	955	—	27,811
Current portion of long-term debt	4,193	2,377	—	—	6,570
Other current liabilities	11,827	16,146	800	—	28,773
Current liabilities of discontinued operations, facility exits	—	767	––	––	767
Total current liabilities	29,957	37,831	1,912	—	69,700
LONG-TERM DEBT—Less current portion	641,593	2,752	—	—	644,345
OTHER LONG-TERM LIABILITIES	136	7,488	30	—	7,654
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,853	—	—	1,853
DEFERRED INCOME TAXES	134,492	—	—	—	134,492
Total liabilities	806,178	49,924	1,942	—	858,044
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER'S EQUITY	305,311	1,062,897	13,329	(1,076,226)	305,311
NONCONTROLLING INTEREST	—	—	88	—	88
Total equity	305,311	1,062,897	13,417	(1,076,226)	305,399
TOTAL LIABILITIES AND EQUITY	$1,111,489	$1,112,821	$15,359	$(1,076,226)	$1,163,443

Condensed Consolidating Balance Sheet as of December 31, 2008
(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,180	$360	$—	$2,540
Accounts receivable—net of allowance for doubtful accounts	2	30,390	434	—	30,826
Prepaid expenses	4,420	3,204	79	—	7,703
Other current assets	31	1,543	44	—	1,618
Deferred income taxes	4,029	—	—	—	4,029
Current assets of discontinued operations, facility exits	—	14,125	—	—	14,125
Total current assets	8,482	51,442	917	—	60,841
PROPERTY AND EQUIPMENT—Net	8,712	118,358	2,658	—	129,728
GOODWILL	—	592,280	11,798	—	604,078
INTANGIBLE ASSETS—Net	—	354,463	—	—	354,463
OTHER ASSETS	18,778	1,266	21	—	20,065
INVESTMENT IN SUBSIDIARIES	1,082,757	—	—	(1,082,757)	—
TOTAL ASSETS	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,636	$2,424	$105	$—	$6,165
Accrued liabilities	14,819	13,514	728	—	29,061
Income taxes payable	1,201	—	—	—	1,201
Current portion of long-term debt	4,193	2,329	—	—	6,522
Other current liabilities	14,603	16,354	700	—	31,657
Current liabilities of discontinued operations, facility exits	—	703	—	—	703
Total current liabilities	38,452	35,324	1,533	—	75,309
LONG-TERM DEBT—Less current portion	642,575	4,055	—	—	646,630
OTHER LONG-TERM LIABILITIES	149	7,378	26	—	7,553
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,909	—	—	1,909
DEFERRED INCOME TAXES	134,331	—	—	—	134,331
Total liabilities	815,507	48,666	1,559	—	865,732
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER'S EQUITY	303,222	1,069,143	13,614	(1,082,757)	303,222
NONCONTROLLING INTEREST	—	—	221	—	221
Total Equity	303,222	1,069,143	13,835	(1,082,757)	303,443
TOTAL LIABILITIES AND EQUITY	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2009
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$6	$100,923	$3,080	$—	$104,009
Other revenue	4	1,884	—	—	1,888
Management fee revenue	20,063	—	—	(20,063)	—
Total net revenue	20,073	102,807	3,080	(20,063)	105,897
OPERATING EXPENSES:
Salaries and benefits	5,176	50,543	1,755	—	57,474
Supplies, facilities and other operating costs	1,903	27,710	1,903	—	31,516
Provision for doubtful accounts	—	1,520	13	—	1,533
Depreciation and amortization	891	4,705	166	—	5,762
Management fee expense	—	19,334	729	(20,063)	—
Total operating expenses	7,970	103,812	4,566	(20,063)	96,285
OPERATING INCOME (LOSS)	12,103	(1,005)	(1,486)	—	9,612
INTEREST EXPENSE, NET	(11,821)	(131)	—	—	(11,952)
OTHER EXPENSE	(82)	—	—	—	(82)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	200	(1,136)	(1,486)	—	(2,422)
INCOME TAX EXPENSE (BENEFIT)	181	(1,030)	(1,346)	—	(2,195)
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	19	(106)	(140)	—	(227)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($649)	—	(1,086)	—	—	(1,086)
NET INCOME (LOSS)	19	(1,192)	(140)	—	(1,313)
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(4)	(124)	—	(128)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(1,204)	—	—	1,204	—
NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(1,185)	$(1,188)	$(16)	$1,204	$(1,185)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2008
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$10	$109,340	$2,629	$—	$111,979
Other revenue	2	1,969	—	—	1,971
Management fee revenue	21,479	—	—	(21,479)	—
Total net revenue	21,491	111,309	2,629	(21,479)	113,950
OPERATING EXPENSES:
Salaries and benefits	4,210	53,593	1,584	—	59,387
Supplies, facilities and other operating costs	2,010	29,356	2,046	—	33,412
Provision for doubtful accounts	8	1,587	56	—	1,651
Depreciation and amortization	521	4,835	108	—	5,464
Management fee expense	—	20,981	498	(21,479)	—
Total operating expenses	6,749	110,352	4,292	(21,479)	99,914
OPERATING INCOME (LOSS)	14,742	957	(1,663)	—	14,036
INTEREST EXPENSE, NET	(14,329)	(188)	—	—	(14,517)
OTHER EXPENSE	(1,618)	––	—	—	(1,618)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,205)	769	(1,663)	—	(2,099)
INCOME TAX (BENEFIT) EXPENSE	(549)	350	(757)	—	(956)
(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(656)	419	(906)	—	(1,143)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($363)	—	(684)	—	—	(684)
NET (LOSS) INCOME	(656)	(265)	(906)	—	(1,827)
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	––	—	(303)	—	(303)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(868)	—	—	868	—
NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(1,524)	$(265)	$(603)	$868	$(1,524)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2009
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(5,715)	$8,173	$233	$––	$2,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(712)	(1,285)	(317)	––	(2,314)
Proceeds from sale of property and equipment	110	16	––	––	126
Acquisition adjustments	(59)	––	––	––	(59)
Net cash used in investing activities	(661)	(1,269)	(317)	—	(2,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	8,826	(8,932)	106	––	—
Capital distributed to Parent	(12)	––	––	––	(12)
Capitalized financing costs	(40)	––	––	––	(40)
Noncontrolling interest buyout	(89)				(89)
Repayments of capital lease obligations	––	(4)	––	––	(4)
Repayments of long-term debt	(2,309)	––	––	––	(2,309)
Net cash provided by (used in) financing activities	6,376	(8,936)	106	––	(2,454)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,032)	22	—	(2,010)
CASH AND CASH EQUIVALENTS Beginning of period	—	2,180	360	—	2,540
CASH AND CASH EQUIVALENTS End of period	$—	$148	$382	$—	$530

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2008
(In thousands) (Unaudited) (Restated)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(4,624)	$(953)	$(472)	$—	$(6,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment-net	(1,381)	(4,296)	(106)	—	(5,783)
Proceeds from sale of property and equipment	––	49	––	—	49
Prior period acquisition adjustments	—	(33)	––	—	(33)
Payments made under earnout arrangements	––	(2,066)	––	—	(2,066)
Net cash used in investing activities	(1,381)	(6,346)	(106)	—	(7,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(5,389)	4,748	641	—	—
Capital contributed by parent	24	––	––	—	24
Capitalized financing costs	(40)	––	––	––	(40)
Repayments of capital lease obligations	––	(6)	––	—	(6)
Net borrowings under revolver line of credit	14,000	––	––	—	14,000
Repayments of long-term debt	(2,590)	––	––	—	(2,590)
Net cash provided by financing activities	6,005	4,742	641	—	11,388
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,557)	63	—	(2,494)
CASH AND CASH EQUIVALENTS-Beginning of period	—	4,929	189	—	5,118
CASH AND CASH EQUIVALENTS-End of period	$—	$2,372	$252	$—	$2,624

15.	RESTRUCTURING

During the three months ended March 31, 2009, the Company continued its restructuring under the FY08 Plan. Actions under the FY08 Plan are focused on those facilities which have been negatively impacted by the economic crisis and the depressed credit market and include facility consolidations and exits as well as certain workforce reductions. During the three months ended March 31, 2009, the Company closed one program facility within its healthy living division and eliminated employee positions across all divisions.

Facility exit actions include the closure, sale, or disposal of certain facilities across all divisions and are expected to be substantially completed by the end of 2009.

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve as of December 31, 2008	$176	$3,104	$3,280
Expenses	328	974	1,302
Cash (payments) receipts, net	(346)	(136)	(482)
Restructuring reserve as of March 31, 2009	$158	$3,942	4,100

Under the FY08 Plan, the Company recorded non-cash impairment charges of $0.4 million for intangible assets not subject to amortization, $1.0 million for intangible assets subject to amortization, and $0.1 million for write-off of property and equipment during the three months ended March 31, 2009.

Restructuring related impairment charges attributable to those facilities recognized as discontinued operations under the FY08 Plan totaled $1.4 million for the three months ended March 31, 2009. Excluding asset impairment charges and write-off of property and equipment, the Company recognized restructuring charges of approximately $0.7 million and $0.6 million in its healthy living and recovery divisions, respectively.

16.	DISCONTINUED OPERATIONS

As part of the FY08 Plan, the Company announced its intention to sell, dispose, or cease operations at certain of its facilities across each of its business divisions. At December 31, 2008, these facilities included one therapeutic boarding school and one eating disorder start-up in its healthy living division, and eight outpatient treatment clinics in its recovery division. At March 31, 2009, the Company had classified a total of eleven facilities as discontinued operations inclusive of one outdoor program within its healthy living division.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statement of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net revenue	$1,050	$2,105
Operating expenses	1,369	3,152
Asset impairment	1,417	—
Gain on disposals	(1)	—
Loss before income taxes	(1,735)	(1,047)
Tax benefit	(649)	(363)
Loss from discontinued operations	$(1,086)	$(684)

17.	SEGMENT INFORMATION

Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its "youth division" with its "healthy living division." The healthy living division was previously included as a component of "corporate/other."  There were no organizational changes to the Company's recovery division.

In accordance with the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"),  the Company has two identified operating segments under the new organizational structure: recovery division and healthy living division. For segment reporting purposes, the Company has identified two reportable segments in accordance with its new organizational structure: recovery and healthy living.   All periods presented have been restated to give effect to the change in reportable segments.

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

The Company’s reportable segments are as follows:

Recovery—The recovery reportable segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: comprehensive treatment centers ("CTC"), inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of March  31, 2009, the recovery segment provided substance abuse and behavioral health services to patients at 103 facilities located in twenty-two states.

Healthy Living—The healthy living segment includes programs and treatment services for adolescent youth as well as treatment services for eating disorders and weight management serving all age groups. Adolescent and youth treatment services include therapeutic and educational programs for children and adolescents struggling with academic, emotional, and behavioral issues.

As of March 31, 2009, the healthy living segment operated twenty-seven youth educational facilities in ten states and its offerings include adolescent therapeutic boarding schools and youth experiential outdoor education programs and summer camps. As of March 31, 2009, the healthy living segment also operated eighteen facilities in eight states and one facility in the United Kingdom which provided eating disorder treatment services, obesity treatment services, and weight loss programs.

Major Customers—No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information—The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net revenue:
Recovery division	$75,112	$76,093
Healthy living division	30,721	37,759
Corporate	64	98
Total consolidated net revenue	$105,897	$113,950
Operating expenses:
Recovery division	$54,459	$55,045
Healthy living division	33,799	38,096
Corporate	8,027	6,773
Total consolidated operating expenses	$96,285	$99,914
Operating income (loss):
Recovery division	$20,653	$21,048
Healthy living division	(3,078)	(337)
Corporate	(7,963)	(6,675)
Total consolidated operating income	$9,612	$14,036
Operating (loss) income:
Total consolidated operating income	$9,612	$14,036
Interest expense, net	(11,952)	(14,517)
Other expense	(82)	(1,618)
Total consolidated loss from continuing operations before income taxes	$(2,422)	$(2,099)
Capital expenditures:
Recovery division	$1,256	$2,441
Healthy living division	346	1,961
Corporate	712	1,381
Total consolidated capital expenditures	$2,314	$5,783

	March 31, 2009	December 31, 2008
Total assets:
Recovery division	$898,927	$899,360
Healthy living division	218,169	222,525
Corporate	46,347	47,290
Total consolidated assets	$1,163,443	$1,169,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its "youth division" with its "healthy living division",  formerly included as a component of "corporate/other."  There were no organizational changes to the Company's recovery division.

We deliver our services through our two divisions, the recovery division and the healthy living division. Our recovery division provides our substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our healthy living division provides education to underachieving young people through residential schools and wilderness programs. Our healthy living division also provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities.

We have two operating segments: recovery division and healthy living division. As of March 31, 2009, our recovery division, which operates 29 inpatient and 74 outpatient facilities in 22 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of March 31, 2009, our recovery division treated approximately 28,000 patients per day. As of March 31, 2009, our healthy living division, which operates 27 youth programs in 10 states, provides a wide variety of therapeutic and educational programs for underachieving young people. Our healthy living division also operates eighteen facilities in eight states and one facility in the United Kingdom with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

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

    The accompanying condensed consolidated balance sheets of CRC Health Corporation, as of March 31, 2009,  and December 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. However, the unaudited balance sheets as of December 31, 2008 have been derived from audited balance sheets for the respective period.

    In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008.  The unaudited condensed consolidated income statements and unaudited condensed consolidated balance sheets have been presented to include the effects of discontinued operations for all periods presented.

      The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended March 31, 2009 and 2008, we generated 81.3% and 84.4% of our net revenue from non-governmental sources, including 65.1% and 69.1% from self payors, respectively, and 16.3% and 15.3% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three months ended March 31, 2009, our consolidated same-facility net revenue decreased by $9.1 million or 8.0% when compared to the comparable period in 2008.  “Same facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year.

Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization and acquisition related costs. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three months ended March 31, 2009 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008. See Note 1 and Note 2.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the three months ended March 31, 2009 and 2008 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue unless otherwise indicated).

	Three Months Ended March 31,
Statement of Income Data:	2009	%	2008	%
Net revenue:
Recovery division	$75,112	70.9%	$76,093	66.8%
Healthy living division	30,721	29.0%	37,759	33.1%
Corporate	64	0.1%	98	0.1%
Total net revenue	105,897	100.0%	113,950	100.0%
Operating expenses:
Recovery division	54,459	51.4%	55,045	48.3%
Healthy living division	33,799	31.9%	38,096	33.4%
Corporate	8,027	7.6%	6,773	6.0%
Total operating expenses	96,285	90.9%	99,914	87.7%
Operating income (loss):
Recovery division	20,653	19.5%	21,048	18.5%
Healthy living division	(3,078)	(2.9)%	(337)	(0.3)%
Corporate	(7,963)	(7.5)%	(6,675)	(5.9)%
Total operating (loss) income	9,612	9.1%	14,036	12.3%
Interest expense, net	(11,952)		(14,517)
Other expense	(82)		(1,618)
Loss from continuing operations before income taxes	(2,422)		(2,099)
Income tax benefit	(2,195)		(956)
Loss from continuing operations, net of tax	(227)		(1,143)
Loss from discontinued operations, (net of tax benefit of ($649) and ($363) in the three months ended March 31, 2009 and 2008, respectively)	(1,086)		(684)
Net loss	(1,313)		(1,827)
Less: Net loss attributable to the noncontrolling interest	(128)		(303)
Net loss attributable to CRC Health Corporation	$(1,185)		$(1,524)

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Consolidated net revenue decreased $8.1 million, or 7.1%, to $105.9 million in 2009 from $114.0 million in 2008. Of the total net revenue decrease, the recovery division contributed a decrease of $1.0 million, representing 1.3% negative growth for the division, with the remaining net revenue decrease driven by a decrease of $7.0 million, or 18.6% in the healthy living division. The $7.0 million decrease was driven by revenue decreases of $3.0 million each in adolescent outdoor programs and adolescent therapeutic boarding schools. The remaining $1.0 million decrease  resulted from revenue decreases of $0.4 million in weight management and $0.6 million in eating disorders. Of the $1.0 million net decrease in recovery division revenue, $2.9 million or 5.7% is attributed to decreases within our private pay facilities at  residential treatment centers offset by $1.9 million or 7.7%, in revenue growth from comprehensive treatment centers ("CTC"). Revenue decreases in the healthy living division are primarily attributable to lower revenue performance across the division due to a lessening of demand as a result of the weak economy and the inability of families and individuals to access the credit markets and student loan markets to fund the tuition. Recovery division same facility revenue decreased $2.0 million or 2.7% primarily due to a $3.9 million revenue decrease in residential treatment centers partially offset by a $1.9 million revenue increase in CTCs. Our healthy living division same facility net revenue decreased $7.1 million, or 18.8%, due primarily from the impact of the aforementioned economic conditions. Of the $7.1 million decrease of same facility net revenue within our healthy living division, $1.1 million or 2.9% was attributable to $0.7 million and $0.4 million decreases in eating disorder and weight management revenues, respectively. The remaining $6.0 million or 15.9% decrease in healthy living division revenue were due to revenue decreases of $3.0 million each in our adolescent residential boarding schools and adolescent outdoor programs. Corporate division revenue was insignificant for the three months ended March 31, 2009 and 2008.

Consolidated operating expenses decreased $3.6 million, or 3.6%, to $96.3 million for the three months ended March 31, 2009 from $99.9 million in the same period of 2008. Recovery division operating expenses decreased $0.6 million year over year. Of the $3.6 million decrease in operating expenses, the healthy living division incurred a decrease of $4.3 million, or 11.3% primarily due to a $1.3 million decrease in supplies, facilities, and other operating costs as well as by a decrease of $2.9 million in salaries and benefits. Corporate division operating expenses increased $1.3 million or $18.5% year over year reflecting a $0.4 million increase in depreciation expense as well as an increase of $0.9 million in salaries primarily due to facility consolidations resulting from restructuring activities. For our recovery division, same facility operating expenses decreased $2.2 million or 4.3% primarily driven by decreases of $1.2 million in salaries and benefits with CTC and residential treatment centers each contributing decreases of $0.6 million. The remaining $1.0 million decrease was primarily due to a reduction of $0.9 million in supplies, facilities, and other costs within residential treatment centers. Healthy living division same facility operating expenses decreased $4.1 million or 12.4%. Of the $4.1 million decrease, $2.6 million was due to decreases in salaries and benefits with decreases of $1.0 million in adolescent residential boarding schools, $1.3 million in adolescent outdoor programs, and weight management contributing to the remaining $0.3 million decrease in same facility division salaries and benefits. The remaining $1.5 million decrease in healthy living division, same facility operating expenses was due to decreased expenditures within supplies, facilities and other costs of $0.6 million in adolescent outdoor programs, $0.7 million in adolescent residential boarding schools, and $0.4 million in eating disorder and weight management offset by a $0.2 million increase in depreciation and amortization expenses.

Our consolidated operating margin was 9.1% in the quarter ended March 31, 2009 compared to 12.3% in the comparable period of 2008. On a same facility basis, our consolidated operating margin decreased to 27.0% in the quarter ended March 31, 2009 compared to 27.3% in the same quarter of 2008. Recovery division same facility operating margin increased to 36.0% in the quarter ended March 31, 2009 compared to 34.8% in the quarter ended March 31, 2008. Healthy living division same facility operating margin decreased to 5.3% in the quarter ended March 31, 2009 compared to 12.1% in the quarter ended March 31, 2008. The significant decrease in our healthy living division operating margin is primarily due to lower client census resulting from the current weak economic environment.

For the three months ended March 31, 2009, consolidated net loss from continuing operations decreased by approximately $0.9 million year over year resulting in a loss of $0.2 million compared to a loss of $1.1 million in the same period of 2008. The decrease in loss from continuing operations in 2009 is primarily attributable to decreased expenses in salaries and benefits as well as in supplies, facilities, and other costs resulting from our implementation of our restructuring activities. Additionally, flat growth in our recovery division as well decreased revenue in our healthy living division contributed to the net loss in continuing operations.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $8.5 million at March 31, 2009, compared to negative working capital of $14.5 million at December 31, 2008. The increase in working capital from March 31, 2009 compared to December 31, 2008 is attributed to an increase in accounts receivables of $1.3 million, a decrease of $2.9 million in other current liabilities, a decrease of $1.2 million in accrued liabilities, a decrease of $1.2 million in income tax payable and an increase of $0.8 income tax receivable offset by slight net increase in other liabilities.

Sources and Uses of Cash

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$2,691	$(6,049)
Net cash used in investing activities	(2,247)	(7,833)
Net cash (used in) provided by financing activities	(2,454)	11,388
Net decrease in cash	$(2,010)	$(2,494)

Cash provided by operating activities was $2.7 million for the three months ended March 31, 2009 compared to cash used in operating activities of $6.0 million during the same period in 2008.

Cash used in investing activities was $2.2 million for the three months ended March 31, 2009 compared to $7.8 million in the same period of 2008.  The decrease in cash used in investing activities primarily relates to a decrease in the additions of property and equipment and in acquisitions.

Cash used in financing activities was $2.5 million for the three months ended March 31, 2009 compared to cash provided by financing activities of $11.4 million for the same period in 2008. The decrease in cash provided by financing activities is primarily due to a net decrease in borrowing under the revolving line of credit.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of March 31, 2009, our senior secured credit facility was comprised of a $408.8 million senior secured term loan facility and a $100.0 million revolving credit facility. At March 31, 2009, the revolving credit facility had $30.4 million available for borrowing, $61.5 million outstanding and classified on our balance sheet as long term debt, and $8.1 million of letters of credit issued and outstanding. As part of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC, we issued $200.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2016 of which $177.3 million remained outstanding at March 31, 2009. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of March 31, 2009, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Effective April 16, 2007, we entered into an amendment to our senior secured credit agreement dated November 17, 2006. Per the agreement, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2% per annum.  Our interest rate swaps have effectively fixed the interest rate on a substantial portion of the term loan.  Our existing swaps have fixed $50.0 million of the term loan at 4.990% and $200.0 million of the term loan at 3.875%.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, our exposure to market risk has not changed materially since December 31, 2008.

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

As of March 31, 2009  there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.                      Exhibits

The Exhibit Index beginning on page 28 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009

CRC HEALTH CORPORATION
(Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

4.li
Form of Ninth Supplemental Indenture dated as of April 27, 2009, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantor named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3 / 4 % Senior Subordinated Notes due 2016. ‡

10.2j
 Form of SUPPLEMENT NO. 10 dated as of April 27, 2009, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiary of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein. ‡

10.3j
Form of SUPPLEMENT NO. 10 dated as of April 27, 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary of the Borrower identified therein and Citibank, N.A., as Administrative Agent. ‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.

†	Furnished herewith.