Form 10-Q
period 2009-06-30
CRC Health CORP
filed 2009-08-14
CIK 1360474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

(877) 272-8668
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐         Accelerated filer    ☐        Non-accelerated filer   ☒             Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The total number of shares of the registrant's common stock, par value of $0.001 per share, outstanding as of August 14, 2009 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report, includes or may include "forward-looking statements." All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "should" or "could." Generally, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "plans" and similar expressions identify forward-looking statements. Although CRC Health Corporation ("CRC") believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC's services; reductions in the availability of governmental and private financial aid for CRC's youth treatment programs; CRC's substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC's facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC's services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC's outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC's ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC's management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC's debt documents and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009, and that are otherwise described from time to time in CRC's Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2009 AND DECEMBER 31, 2008
(In thousands, except share amounts)

	June 30, 2009	Dec. 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,517	$2,540
Restricted cash	1,521	-
Accounts receivable, net of allowance for doubtful accounts of $5,284 in 2009 and $5,409 in 2008	32,531	30,826
Prepaid expenses	6,414	7,703
Other current assets	1,023	1,618
Deferred income taxes	4,029	4,029
Current assets of discontinued operations, facility exits	14,897	14,125
Total current assets	75,932	60,841
PROPERTY AND EQUIPMENT-Net	126,225	129,728
GOODWILL	603,981	604,078
INTANGIBLE ASSETS-Net	349,066	354,463
OTHER ASSETS	18,425	20,065
TOTAL ASSETS	$1,173,629	$1,169,175
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,402	$6,165
Accrued liabilities	38,598	29,061
Income taxes payable	824	1,201
Current portion of long-term debt	6,145	6,522
Other current liabilities	32,857	31,657
Current liabilities of discontinued operations, facility exits	644	703
Total current liabilities	84,470	75,309
LONG-TERM DEBT-Less current portion	636,110	646,630
OTHER LONG-TERM LIABILITIES	7,566	7,553
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	1,796	1,909
DEFERRED INCOME TAXES	134,234	134,331
Total liabilities	864,176	865,732
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER'S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	447,733	444,275
Accumulated deficit	(133,628)	(134,764)
Accumulated other comprehensive (loss)	(4,749)	(6,289)
Total CRC Health Corporation stockholder's equity	309,356	303,222
NONCONTROLLING INTEREST	97	221
Total equity	309,453	303,443
TOTAL LIABILITIES AND EQUITY	$1,173,629	$1,169,175

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
NET REVENUE:
Net client service revenue	$109,488	$118,067	$213,449	$230,020
Other revenue	1,879	2,009	3,767	3,979
Total net revenue	111,367	120,076	217,216	233,999
OPERATING EXPENSES:
Salaries and benefits	55,719	59,367	113,162	118,723
Supplies, facilities and other operating costs	31,588	34,881	63,077	68,258
Provision for doubtful accounts	1,551	1,607	3,084	3,258
Depreciation and amortization	5,652	5,706	11,410	11,166
Total operating expenses	94,510	101,561	190,733	201,405
OPERATING INCOME	16,857	18,515	26,483	32,594
INTEREST EXPENSE, NET	(11,866)	(12,505)	(23,818)	(27,022)
OTHER INCOME (EXPENSE)	-	1,585	(82)	(33)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,991	7,595	2,583	5,539
INCOME TAX EXPENSE	2,372	3,207	178	2,266
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	2,619	4,388	2,405	3,273
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($119) and ($365) in the three months ended June 30, 2009 and 2008, and ($768) and ($743) in the six months ended June 30, 2009 and 2008, respectively)	(288)	(685)	(1,388)	(1,397)
NET INCOME	2,331	3,703	1,017	1,876
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	9	(54)	(119)	(357)
NET INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$2,322	$3,757	$1,136	$2,233

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	$2,610	$4,451	$2,520	$3,639
DISCONTINUED OPERATIONS, NET OF TAX	(288)	(694)	(1,384)	(1,406)
NET INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$2,322	$3,757	$1,136	$2,233

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(In thousands, except share amounts)

			CRC Health's Corporation Stockholder's Equity
	Total	Comprehensive Income	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss)	Common Stock	Additional Paid-in Capital	Noncontrolling Interest
Beginning balance	$303,443	$-	$(134,764)	$(6,289)	$-	$444,275	$221
Noncontrolling interest buyout	(89)					(84)	(5)
Comprehensive income:
Net income for the six months ended June 30, 2009	1,017	1,017	1,136				(119)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	1,540	1,540		1,540
Other comprehensive income	1,540	1,540
Comprehensive income	2,557	$2,557
Capital contributed by Parent, net	3,542					3,542
Ending balance	$309,453		$(133,628)	$(4,749)	$-	$447,733	$97

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(In thousands, except share amounts)

			CRC Health's Corporation Stockholder's Equity
	Total	Comprehensive Income	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss)	Common Stock	Additional Paid-in Capital	Noncontrolling Interest
Beginning balance	$446,123	$-	$7,141	$-	$-	$438,608	$374
Comprehensive income:
Net income for the six months ended June 30, 2008	1,876	1,876	2,233				(357)
Other comprehensive income, net of tax:
Unrealized loss on cash flow hedges	(352)	(352)		(352)
Other comprehensive loss	(352)	(352)
Comprehensive income	1,524	$1,524
Capital contributed by Parent, net	1,998					1,998
Ending balance	$449,645		$9,374	$(352)	$-	$440,606	$17

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,017	$1,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,429	11,414
Amortization of debt discount and capitalized financing costs	2,175	2,225
Loss on interest rate swap agreement	-	33
Asset impairment	1,417	-
Write-off of prior year paid acquisition costs	62	-
Loss (gain) on disposition of property and equipment	440	(1)
Gain on sale of discontinued operations	(24)	-
Provision for doubtful accounts	3,084	3,295
Stock-based compensation	2,788	2,303
Deferred income taxes	(1,111)	(1,029)
Changes in assets and liabilities:
Restricted cash	(1,521)	-
Accounts receivable	(4,738)	(3,015)
Prepaid expenses	1,150	(569)
Income taxes receivable	142	193
Other current assets	403	447
Accounts payable	(799)	(312)
Accrued liabilities	9,551	1,433
Income taxes payable	(378)	-
Other current liabilities	3,788	2,616
Other long term assets	(300)	42
Other long term liabilities	(99)	(120)
Net cash provided by operating activities	28,476	20,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(4,655)	(12,523)
Proceeds from sale of property and equipment	126	55
Proceeds from sale of discontinued operations	475	-
Acquisition adjustments	(59)	(33)
Payments made under earnout arrangements	-	(2,531)
Net cash used in investing activities	(4,113)	(15,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed to Parent	(156)	(305)
Capitalized financing costs	(92)	(136)
Noncontrolling interest buyout	(89)	-
Repayment of capital lease obligations	(7)	(11)
Net (repayments)/borrowings under revolving line of credit	(7,000)	4,000
Repayments of long-term debt	(4,042)	(4,096)
Net cash used in financing activities	(11,386)	(548)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,977	5,251
CASH AND CASH EQUIVALENTS-Beginning of period	2,540	5,118
CASH AND CASH EQUIVALENTS-End of period	$15,517	$10,369
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for contingent consideration	$-	$416
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,997	$25,798
Cash paid for income taxes, net of refunds	$757	$683

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND OVERVIEW

CRC Health Corporation ("the Company") is a wholly owned subsidiary of CRC Health Group, Inc., referred to as "the Group" or "the Parent." The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited balance sheet as of December 31, 2008 has been derived from our audited financial statements.

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

Effective April 1, 2009, the Company created a private loan program (" the Loan Program") pursuant to which students and/or patients ("the Borrowers") who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. The Company initiated this program in response to the lack of credit availability for our students/patients, particularly in the healthy living division, to secure financing to access to our services in the market and in response to the fact that lenders had opted out of providing loans for these specialized therapeutic educational programs. The loans are used by the Borrowers to access the Company's services.  The Board of Directors has approved a loan pool of up to $20.0 million for 2009 and 2010.

The Company has entered into an agreement ("the Agreement") with an unrelated third party ("the Lender") to facilitate unsecured consumer loans for certain of the Company's students and/or patients. The loans are funded by the Lender based on predetermined loan criteria, including risk profile and credit quality requirements. The loans are unsecured consumer loans with a floating interest rate.  Under the terms of the Loan Program, the Company has agreed to purchase from the Lender on a recurring basis loan notes that meet Loan Program criteria. In accordance with the Agreement, the Company can terminate the Loan Program at any time upon a 120 day advance notice of termination to the Lender. See Note 9 and see Note 11.

The unaudited condensed consolidated income statements separately present the effects of discontinued operations for all periods presented. See Note 15.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation-The Company's condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates-Preparation of financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Business Segments-Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its "youth division" with its "healthy living division", formerly included as a component of "corporate/other." Performance of the Company's two reportable segments (recovery division and healthy living division) is evaluated based on profit or loss from operations ("segment profit"). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant.

Loan Note Purchase Commitments- In connection with the Loan Program, the Company has agreed to purchase on a recurring basis loan notes that meet Loan Program criteria from the third-party lender that makes these loans. The Company considers the purchase commitments as off-balance sheet arrangements in accordance with paragraph 1, of SEC Regulation S-K, Rule 229-303 and maintains restricted cash for the fulfillment of its Loan Program note purchase commitments. See Note 11.

Restricted Cash- The Company maintains balances in its restricted cash account for the purchase of notes pursuant to Loan Program agreement.  Restricted cash is recorded on the Company's consolidated balance sheets under restricted cash.  The Company accounts for restricted cash on its consolidated statement of cash flows in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows ("SFAS 95") and complies with the disclosure requirements in accordance with paragraph 1 of SEC Regulation S-X, Rule 5-02. At June 30, 2009, the Company had $1.5 million classified as restricted cash under current assets on the Company's consolidated balance sheets.

Allowance for Loan Program Note Losses- The Company has established a loan loss reserve to account for non-performing Loan Program notes. The Company has utilized a variety of data from the consumer and education loan industry to establish its initial loan loss reserve. On a periodic basis, the Company evaluates the adequacy of the allowance based on the Company's past  loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.  At June 30, 2009, the Company had recorded an immaterial amount for its loan loss reserve under other assets on its consolidated balance sheets.

Recent Accounting Pronouncements-In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) and was adopted by the Company effective January 1, 2009.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners inclusive of requiring retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements shall be applied prospectively. The Company adopted SFAS 160 effective January 1, 2009.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted SFAS 161 effective January 1, 2009.

On April 9, 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1/APB 28-1"). FSP FAS 107-1/APB 28-1 requires interim reporting period disclosure about the fair value of financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP FAS 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP FAS 107-1/APB 28-1 does not change the accounting treatment for these financial instrument. The company adopted the disclosure requirements of FSP FAS 107-1/APB 28-1 for the interim reporting period ended June 30, 2009. The adoption of FSP FAS 107-1/APB 28-1 had no material impact on the Company's condensed consolidated financial statements.

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted SFAS 165 for the interim reporting period ended June 30, 2009. The adoption of SFAS 165 had no material impact on the Company's condensed consolidated financial statements.   In accordance with SFAS 165, the Company has reviewed and evaluated subsequent events for potential recognition or disclosure from the balance sheet date of June 30, 2009 through the financial statements issue date of August 14, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("the Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The issuance of SFAS 168 and the Codification is not intended to change existing U.S. GAAP. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal period ending September 30, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company's consolidated financial statements.

3.	BALANCE SHEET COMPONENTS

Balance sheet components at June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	June 30, 2009	Dec. 31, 2008
Accounts receivable-gross	$37,815	$36,235
Less allowance for doubtful accounts	(5,284)	(5,409)
Accounts receivable-net	$32,531	$30,826
Other assets:
Capitalized financing costs-net	$16,738	$18,688
Deposits	914	912
Note receivable	773	465
Total other assets	$18,425	$20,065
Accrued liabilities:
Accrued payroll and related expenses	$17,100	$7,864
Accrued vacation	5,604	5,613
Accrued interest	8,111	8,289
Accrued expenses	7,783	7,295
Total accrued liabilities	$38,598	$29,061
Other current liabilities:
Deferred revenue	$12,101	$10,249
Client deposits	8,504	5,114
Insurance premium financing	627	2,226
Interest rate swap liability	9,555	12,110
Other liabilities	2,070	1,958
Total other current liabilities	$32,857	$31,657

4.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	June 30, 2009	Dec. 31, 2008
Land	$21,373	$21,373
Building and improvements	72,781	65,733
Leasehold improvements	23,028	22,147
Furniture and fixtures	12,251	11,556
Computer equipment	9,756	9,474
Computer software	11,235	9,495
Motor vehicles	5,944	5,568
Field equipment	2,815	2,901
Construction in progress	4,378	12,013
	163,561	160,260
Less accumulated depreciation	(37,336)	(30,532)
Property and equipment-net	$126,225	$129,728

Depreciation expense was $3.8 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively, and $7.7 million and $7.0 million for the six months ended June 30, 2009 and 2008, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segments for the six months ended June 30, 2009 are as follows (in thousands):

	Recovery	Healthy Living	Total
Goodwill December 31, 2008	$501,531	$102,547	$604,078
Goodwill adjustments	(97)	-	(97)
Goodwill June 30, 2009	$501,434	$102,547	$603,981

During the three months ended June 30, 2009, the Company consummated the sale of three facilities in its recovery division which were classified as held for sale at December 31, 2008.  In accordance with SFAS 142, the Company allocated approximately $0.1 million of goodwill to the facilities upon disposal.

 Total intangible assets at June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	June 30, 2009				December 31, 2008
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$35,115	$(4,617)	$30,498	20 years	$35,914	$(3,823)	$32,091
Accreditations	20 years	16,118	(2,125)	13,993	20 years	16,118	(1,722)	14,396
Curriculum	20 years	8,486	(1,114)	7,372	20 years	8,743	(929)	7,814
Government including
Medicaid contracts	15 years	34,971	(7,966)	27,005	15 years	34,979	(6,806)	28,173
Managed care contracts	10 years	14,400	(4,920)	9,480	10 years	14,400	(4,200)	10,200
Managed care contracts	5 years	100	(35)	65	5 years	100	(25)	75
Core developed technology	5 years	2,704	(1,852)	852	5 years	2,704	(1,582)	1,122
Covenants not to compete	3 years	-	-	-	3 years	152	(152)	-
Total intangible assets subject to amortization:		$111,894	$(22,629)	$89,265		$113,110	$(19,239)	$93,871
Intangible assets not subject to amortization:
Trademarks and trade names				$176,110				$176,587
Certificates of need				44,600				44,600
Regulatory licenses				39,091				39,405
Total intangible assets not subject to amortization				259,801				260,592
Total intangible assets				$349,066				$354,463

Intangible assets subject to amortization

During the three and six months ended June 30, 2009, the Company continued its restructuring activities initiated in 2008 (the "FY08 Plan").  For the six months ended June 30 2009, the Company determined that certain intangible assets subject to amortization within its healthy living division were impaired. Under the provisions of SFAS 144, the Company recognized a non-cash charge of $0.9 million which is included in the condensed consolidated statement of operations under results from discontinued operations. These impairment charges are based on the Company's decision to close one of its healthy living outdoor program facilities and reduce the carrying value of certain of its intangible assets subject to amortization to their estimated fair value.

Intangible assets not subject to amortization

Pursuant to the FY08 Plan, during the six months ended June 30, 2009, the Company determined that certain of its intangible assets not subject to amortization were impaired due to the Company's decision to close one of its healthy living division program facilities classified as discontinued operations. Subsequently, the Company recognized a non-cash impairment charge of approximately $0.5 million during the six months ended June 30, 2009. Charges related to impairment of intangible assets for discontinued operations are included in the Company's condensed consolidated statement of operations under results of discontinued operations.

Total amortization expense of intangible assets subject to amortization was $1.8 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively, and $3.7 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively.

Estimated future amortization expense related to the amortizable intangible assets at June 30, 2009 is as follows (in thousands):

Fiscal Year
2009 (remaining six months)	$3,663
2010	7,317
2011	6,818
2012	6,766
2013	6,756
Thereafter	57,945
Total	$89,265

6.	INCOME TAXES

The Company determines its income tax expense for interim periods by applying the use of the full year's estimated effective tax rate in financial statements for interim periods.

For the three and six months ended June 30, 2009, the Company's tax expense on continuing operations was $2.4 million and $0.2 million respectively, representing respective effective tax rates of 47.5% and 6.9%. The overall effective tax rate on continuing operations differs from the U.S. federal statuary rate of 35% primarily because of a discrete item and state income taxes. Without the discrete item, the effective tax rate for continuing operation is 49.2%.

There were two discrete items during the six months ended June 30, 2009. The first discrete item impacting continuing operations relates to a change in California law that results in a $1.1 million tax benefit due to a decrease in the tax used to calculate the deferred taxes. As a result of this law change, the Company expects that as its deferred tax liabilities reverse in years after 2010, it will be subject to a lower state effective tax rate due to the projected reduction in the California apportionment percentage. The Company will continue to assess the value of reversal items on its California deferred tax liability in future periods.

The second discrete item is discontinued operations. For the six months ended June 30, 2009, the income tax benefit is $0.8 million on $2.2 million of discontinued operations. The Company presents the tax benefit on discontinued operations separately from continuing operations according to FIN 18. The Company will continue to monitor the disposition of discontinued operations, and assess tax benefit accordingly for future periods.

Without considering  the year 2009 impact of new discontinued operations components on same period 2008 financials, the income tax expense on continuing operations for the six months ended June 30, 2008 was $2.8 million, reflecting an effective tax rate of 43.4%.

The Company files its income tax returns in various jurisdictions, including United States federal and state filings, Canada and United Kingdom filings. The Company is currently under examination by the Internal Revenue Service for the 2006 tax year, as well as by various state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposures associated with its tax filing positions.

7.	LONG-TERM DEBT

Long-term debt at June 30, 2009 and December 31, 2008 consists of the following (in thousands):

	June 30, 2009	Dec. 31, 2008
Term loan	$407,745	$409,841
Revolving line of credit	54,500	61,500
Senior subordinated notes, net of discount of $1,738 in 2009 and $1,870 in 2008	175,558	175,426
Seller notes	4,307	6,216
Lessor financing, leasehold improvements	140	157
Capital lease obligations	5	12
Total debt	642,255	653,152
Less current portion	(6,145)	(6,522)
Long-term debt-less current portion	$636,110	$646,630

Interest expense on total debt was $11.9 million for the three months ended June 30, 2009 inclusive of $0.1 million of capitalized interest, and $12.9 million for the three months ended June 30, 2008 inclusive of $0.4 million of capitalized interest. Interest expense on total debt was $24.0 million for the six months ended June 30, 2009 inclusive of $0.2 million of capitalized interest, and $27.5 million for the six months ended June 30, 2008 inclusive of $0.4 million of capitalized interest.

8.	DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ending June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2009, the Company had two outstanding interest rate derivatives with a combined $243.8 million notional amounts that were designated as cash flow hedges of interest rate risk. One of the derivatives (the "2006 Swap") with a maturity date of March 31, 2011, converts $43.8 million of its floating-rate debt to fixed-rate debt at 4.99%. For the second derivative (the "2008 Swap") with a maturity date of June 30, 2011, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million notional amount.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $6.0 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company's derivative financial instruments at June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other assets	$-	Other current liabilities	$9,555
Total derivatives designated as hedging instruments		$-		$9,555
The table below presents the before-tax effect of the Company's derivative financial instruments for the three months ending June 30, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(856)	Interest expense, net	$(1,630)	Other income/expense	$(192)

The table below presents the before-tax effect of the Company's derivative financial instruments for the six months ending June 30, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swaps	$(586)	Interest expense, net	$(3,140)	Other income/expense	$(420)

    Credit-risk-related Contingent Features

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations.

As of June 30, 2009, the liability due to counterparties to the derivative agreements is $11.4 million, which includes accrued interest but excludes any adjustment for nonperformance risk ("credit valuation adjustments")  under SFAS 157.  As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2009, it may be required to settle its obligations under the agreements at their termination value of $11.4 million. At June 30, 2009, the Company was in compliance with all agreements related to its debt and derivatives.

9.	FAIR VALUE MEASUREMENTS

The Company adopted the financial asset and financial liability provisions of SFAS 157 on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy, under the provisions of SFAS 157, also requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability's level is based on the lowest level of input that is significant to the fair value measurement. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions. These instruments are allocated to Level 2 on the SFAS 157 fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available.  See Note 8.

Non-Financial Assets and Liabilities

The Company measures its goodwill and indefinite-lived intangible assets at fair value for impairment assessment under Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets ("SFAS 142").Nonfinancial long-lived assets are measured at fair value for impairment assessment under Statement of Financial Accounting Standards Statement No. 144, Accounting for the impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Company conducts its testing under SFAS 142 on an annual basis during the fourth quarter, or earlier, should there be indicators of impairment or triggering events in accordance with the standards. Nonfinancial liabilities for exit or disposal activities are measured at fair value in accordance with  Statement of Financial Accounting Standards No. 146, Accounting  for Costs Associated with Exit or Disposal Activities ("SFAS 146").

The following table presents the non-financial assets that were measured and recorded at fair value on a nonrecurring basis as of June 30, 2009 (in thousands):

Six Months Ended June 30, 2009
				Level Used to Determine New Cost Basis
		Impairment	New Cost	Level 1	Level 2	Level 3
		Charge	Basis
Referral network		$702	-	$-	$-	$-
Curriculum		227	-	-	-	-
Regulatory licenses		315	-	-	-	-
Trademarks and trade names		173	-	-	-	-
	Total	$1,417	-	$-	$-	$-

In accordance with SFAS 142, the Company recognized a charge of approximately $1.4 million related to the impairment of certain intangible assets for the six months ended June 30, 2009. The carrying value of the assets prior to the impairment was approximately $1.4 million. As of June 30, 2009, the estimated fair value of the assets was zero and was determined based on level 3 inputs.

Fair Value of Financial Instruments

Based upon the borrowing rates currently available to the Company for loans with similar terms and the anticipated payment of its term loans per the amended and restated credit agreement the carrying value of the term loans approximates fair value.  See Note 7.  The Company's interest rate derivative instruments are subject to fair value measurement on a recurring basis and are carried at fair value.  See Note 8.

The Company's financial instruments include cash, restricted cash, accounts receivable, accounts payable, interest rate derivatives, and borrowings. The fair value of the company's financial instruments, with the exceptions as noted below, approximate the carrying value due to their short maturities.

	June 30, 2009		December 31, 2008
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	320	321	-	-
Total Assets	$320	$321	$-	$-

Liabilities
Senior subordinated notes	175,558	124,883	175,426	106,892
Total Liabilities	$175,558	$124,883	$175,426	$106,892

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net Income	$2,331	$3,703	$1,017	$1,876
Other comprehensive income:
Net change in unrealized gain/(loss) on cash flow hedges (net of tax)	475	(352)	1,540	(352)
Other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive income	$2,806	$3,351	$2,557	$1,524
Comprehensive income (loss) attributable to noncontrolling interest	$9	$(54)	$(119)	$(357)
Comprehensive income attributable to CRC Health Corporation	$2,797	$3,405	$2,676	$1,881

11.	COMMITMENTS AND CONTINGENCIES

Indemnifications-The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors' and officers' insurance which should enable the Company to recover a portion of any future amounts paid should they occur.

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

While the Company's future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company's obligations and the unique facts and circumstances involved.

Litigation-The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company's future financial position or results from operations and cash flows.

Loan Program Purchase Commitments-During the three and six months ended June 30, 2009, we were party to an agreement with an unrelated third party ("Lender") to purchase certain amounts of  Loan Program notes on a recurring basis.

The Company has an executory commitment to purchase from the Lender the notes that meet the predetermined Loan Program criteria. At June 30, 2009, the Company had purchased approximately $0.3 million in Loan Program notes with a weighted average interest rate of 7.6% and a maximum remaining amortization period of 20 years. The Company has the intent and ability to hold these loan notes to maturity.

12.	STOCK-BASED COMPENSATION

Stock based equity awards are made by the Group to certain employees of the Company.  The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants to the Company.  For the three and six months ended June 30, 2009 the Company recognized stock-based compensation expense of $1.4 million and $2.8 million in 2009 and $1.1 million and $2.3 million in 2008 respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense for the three and six months ended June 30, was $0.6 million and $1.1 million for 2009 and $0.5 million and $1.0 million for 2008.

During the six months ended June 30, 2009, the Group granted 19,733 units, which represent 177,597 share options to purchase Class A common stock of the Group and 19,733 share options to purchase Class L common stock of the Group. The weighted average grant date fair value for share options granted during the six months ended June 30, 2009 was $2.20.  Activity under the  Group's Plans for the six months ended June 30, 2009 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2008	7,310,873	$7.97	7.44
Granted	197,330	9.00	9.71
Exercised	-	-
Forfeited/cancelled/expired	(240,679)	8.59
Outstanding-June 30, 2009	7,267,524	$7.98	7.01
Exercisable-June 30, 2009	3,084,008	$6.01	6.75
Exercisable and expected to be exercisable	6,904,148	$7.98	7.01

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2009, the Company had $177.3 million aggregate principal amount of the 10.75% Senior Subordinated Notes due 2016 ("the Notes") outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company's wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2009 and December 31, 2008, the condensed consolidating statements of operations for the three months and six months ended June 30, 2009 and 2008, and the condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008.

Condensed Consolidating Balance Sheet as of June 30, 2009
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$14,847	$670	$-	$15,517
Restricted cash	1,521	-	-	-	1,521
Accounts receivable-net of allowance	1	32,034	496	-	32,531
Prepaid expenses	3,290	2,936	188	-	6,414
Other current assets	24	963	36	-	1,023
Deferred income taxes	4,029	-	-	-	4,029
Current assets of discontinued operations, facility exits	-	14,897	-	-	14,897
Total current assets	8,865	65,677	1,390	-	75,932
PROPERTY AND EQUIPMENT-Net	8,224	115,655	2,346	-	126,225
GOODWILL	-	592,183	11,798	-	603,981
INTANGIBLE ASSETS-Net	-	349,066	-	-	349,066
OTHER ASSETS	17,202	1,205	18	-	18,425
INVESTMENT IN SUBSIDIARIES	1,077,622	-	-	(1,077,622)	-
TOTAL ASSETS	$1,111,913	$1,123,786	$15,552	$(1,077,622)	$1,173,629
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,914	$2,252	$236	$-	$5,402
Accrued liabilities	16,110	21,447	1,041	-	38,598
Income tax payable	824	-	-	-	824
Current portion of long-term debt	4,193	1,952	-	-	6,145
Other current liabilities	10,459	18,784	3,614	-	32,857
Current liabilities of discontinued operations, facility exits	-	644	-	-	644
Total current liabilities	34,500	45,079	4,891	-	84,470
LONG-TERM DEBT-Less current portion	633,610	2,500	-	-	636,110
OTHER LONG-TERM LIABILITIES	116	7,418	32	-	7,566
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	-	1,796	-	-	1,796
DEFERRED INCOME TAXES	134,234	-	-	-	134,234
Total liabilities	802,460	56,793	4,923	-	864,176
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER'S EQUITY	309,453	1,066,993	10,532	(1,077,622)	309,356
NONCONTROLLING INTEREST	-	-	97	-	97
Total equity	309,453	1,066,993	10,629	(1,077,622)	309,453
TOTAL LIABILITIES AND EQUITY	$1,111,913	$1,123,786	$15,552	$(1,077,622)	$1,173,629

Condensed Consolidating Balance Sheet as of December 31, 2008
(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$2,180	$360	$-	$2,540
Accounts receivable-net of allowance for doubtful accounts	2	30,390	434	-	30,826
Prepaid expenses	4,420	3,204	79	-	7,703
Other current assets	31	1,543	44	-	1,618
Deferred income taxes	4,029	-	-	-	4,029
Current assets of discontinued operations, facility exits	-	14,125	-	-	14,125
Total current assets	8,482	51,442	917	-	60,841
PROPERTY AND EQUIPMENT-Net	8,712	118,358	2,658	-	129,728
GOODWILL	-	592,280	11,798	-	604,078
INTANGIBLE ASSETS-Net	-	354,463	-	-	354,463
OTHER ASSETS	18,778	1,266	21	-	20,065
INVESTMENT IN SUBSIDIARIES	1,082,757	-	-	(1,082,757)	-
TOTAL ASSETS	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,636	$2,424	$105	$-	$6,165
Accrued liabilities	14,819	13,514	728	-	29,061
Income taxes payable	1,201	-	-	-	1,201
Current portion of long-term debt	4,193	2,329	-	-	6,522
Other current liabilities	14,603	16,354	700	-	31,657
Current liabilities of discontinued operations, facility exits	-	703	-	-	703
Total current liabilities	38,452	35,324	1,533	-	75,309
LONG-TERM DEBT-Less current portion	642,575	4,055	-	-	646,630
OTHER LONG-TERM LIABILITIES	149	7,378	26	-	7,553
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	-	1,909	-	-	1,909
DEFERRED INCOME TAXES	134,331	-	-	-	134,331
Total liabilities	815,507	48,666	1,559	-	865,732
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER'S EQUITY	303,222	1,069,143	13,614	(1,082,757)	303,222
NONCONTROLLING INTEREST	-	-	221	-	221
Total Equity	303,222	1,069,143	13,835	(1,082,757)	303,443
TOTAL LIABILITIES AND EQUITY	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2009
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$7	$105,855	$3,626	$-	$109,488
Other revenue	1	1,878	-	-	1,879
Management fee revenue	20,404	-	-	(20,404)	-
Total net revenue	20,412	107,733	3,626	(20,404)	111,367
OPERATING EXPENSES:
Salaries and benefits	5,854	47,931	1,934	-	55,719
Supplies, facilities and other operating costs	2,012	27,541	2,035	-	31,588
Provision for doubtful accounts	1	1,491	59	-	1,551
Depreciation and amortization	852	4,633	167	-	5,652
Management fee expense	-	19,784	620	(20,404)	-
Total operating expenses	8,719	101,380	4,815	(20,404)	94,510
OPERATING INCOME (LOSS)	11,693	6,353	(1,189)	-	16,857
INTEREST EXPENSE, NET	(11,744)	(122)	-	-	(11,866)
OTHER EXPENSE	-	-	-	-	-
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51)	6,231	(1,189)	-	4,991
INCOME TAX (BENEFIT) EXPENSE	(24)	2,961	(565)	-	2,372
(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(27)	3,270	(624)	-	2,619
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($119)	-	(288)	-	-	(288)
NET (LOSS) INCOME	(27)	2,982	(624)	-	2,331
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	-	-	9	-	9
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	2,349	-	-	(2,349)	-
NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$2,322	$2,982	$(633)	$(2,349)	$2,322

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$3	$112,792	$5,272	$-	$118,067
Other revenue	3	2,006	-	-	2,009
Management fee revenue	17,201	-	-	(17,201)	-
Total net revenue	17,207	114,798	5,272	(17,201)	120,076
OPERATING EXPENSES:
Salaries and benefits	3,965	52,862	2,540	-	59,367
Supplies, facilities and other operating costs	1,974	29,852	3,055	-	34,881
Provision for doubtful accounts	-	1,587	20	-	1,607
Depreciation and amortization	604	4,890	212	-	5,706
Management fee expense	-	16,375	826	(17,201)	-
Total operating expenses	6,543	105,566	6,653	(17,201)	101,561
OPERATING INCOME (LOSS)	10,664	9,232	(1,381)	-	18,515
INTEREST EXPENSE, NET	(12,319)	(186)	-	-	(12,505)
OTHER INCOME	1,585	-	-	-	1,585
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(70)	9,046	(1,381)	-	7,595
INCOME TAX (BENEFIT) EXPENSE	(30)	3,820	(583)	-	3,207
(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(40)	5,226	(798)	-	4,388
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($365)	-	(685)	-	-	(685)
NET (LOSS) INCOME	(40)	4,541	(798)	-	3,703
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	-	9	(63)	-	(54)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	3,797	-	-	(3,797)	-
NET INCOME (LOSS)ATTRIBUTABLE TO CRC HEALTH CORPORATION	$3,757	$4,532	$(735)	$(3,797)	$3,757

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2009
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$13	$206,730	$6,706	$-	$213,449
Other revenue	5	3,762	-	-	3,767
Management fee revenue	40,467	-	-	(40,467)	-
Total net revenue	40,485	210,492	6,706	(40,467)	217,216
OPERATING EXPENSES:
Salaries and benefits	11,030	98,442	3,690	-	113,162
Supplies, facilities and other operating costs	3,916	55,223	3,938	-	63,077
Provision for doubtful accounts	1	3,000	83	-	3,084
Depreciation and amortization	1,743	9,334	333	-	11,410
Management fee expense	-	39,116	1,351	(40,467)	-
Total operating expenses	16,690	205,115	9,395	(40,467)	190,733
OPERATING INCOME (LOSS)	23,795	5,377	(2,689)	-	26,483
INTEREST EXPENSE, NET	(23,565)	(253)	-	-	(23,818)
OTHER EXPENSE	(82)	-	-	-	(82)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	148	5,124	(2,689)	-	2,583
INCOME TAX EXPENSE (BENEFIT)	10	353	(185)	-	178
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	138	4,771	(2,504)	-	2,405
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($768)	-	(1,388)	-	-	(1,388)
NET INCOME (LOSS)	138	3,383	(2,504)	-	1,017
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	-	(4)	(115)	-	(119)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	998	-	-	(998)	-
NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$1,136	$3,387	$(2,389)	$(998)	$1,136

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$12	$221,251	$8,757	$-	$230,020
Other revenue	6	3,973	-	-	3,979
Management fee revenue	38,681	-	-	(38,681)	-
Total net revenue	38,699	225,224	8,757	(38,681)	233,999
OPERATING EXPENSES:
Salaries and benefits	8,176	105,889	4,658	-	118,723
Supplies, facilities and other operating costs	3,984	58,892	5,382	-	68,258
Provision for doubtful accounts	8	3,179	71	-	3,258
Depreciation and amortization	1,124	9,623	419	-	11,166
Management fee expense	-	37,195	1,486	(38,681)	-
Total operating expenses	13,292	214,778	12,016	(38,681)	201,405
OPERATING INCOME (LOSS)	25,407	10,446	(3,259)	-	32,594
INTEREST EXPENSE, NET	(26,648)	(374)	-	-	(27,022)
OTHER EXPENSE	(33)	-	-	-	(33)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,274)	10,072	(3,259)	-	5,539
INCOME TAX (BENEFIT) EXPENSE	(521)	4,121	(1,334)	-	2,266
(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(753)	5,951	(1,925)	-	3,273
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($743)	-	(1,397)	-	-	(1,397)
NET (LOSS) INCOME	(753)	4,554	(1,925)	-	1,876
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	-	10	(367)	-	(357)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	2,986	-	-	(2,986)	-
NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$2,233	$4,544	$(1,558)	$(2,986)	$2,233

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,650	$25,796	$1,030	$-	$28,476
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,240)	(3,275)	(140)	-	(4,655)
Proceeds from sale of property and equipment	110	16	-	-	126
Proceeds from sale of discontinued operations	-	475	-	-	475
Acquisition adjustments	(59)	-	-	-	(59)
Net cash used in investing activities	(1,189)	(2,784)	(140)	-	(4,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	10,918	(10,338)	(580)	-	-
Capital distributed to Parent	(156)	-	-	-	(156)
Capitalized financing costs	(92)	-	-	-	(92)
Noncontrolling interest buyout	(89)	-	-	-	(89)
Repayments of capital lease obligations	-	(7)	-	-	(7)
Repayments under revolving line of credit	(7,000)	-	-	-	(7,000)
Repayments of long-term debt	(4,042)	-	-	-	(4,042)
Net cash used in financing activities	(461)	(10,345)	(580)	-	(11,386)
INCREASE IN CASH AND CASH EQUIVALENTS	-	12,667	310	-	12,977
CASH AND CASH EQUIVALENTS Beginning of period	-	2,180	360	-	2,540
CASH AND CASH EQUIVALENTS End of period	$-	$14,847	$670	$-	$15,517

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008
(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$2,777	$14,354	$3,700	$-	$20,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment-net	(2,987)	(9,213)	(323)	-	(12,523)
Proceeds from sale of property and equipment	-	55	-	-	55
Prior period acquisition adjustments	-	(33)	-	-	(33)
Payments made under earnout arrangements	(2,531)	-	-	-	(2,531)
Net cash used in investing activities	(5,518)	(9,191)	(323)	-	(15,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	3,278	(566)	(2,712)	-	-
Capital distributed to Parent	(305)	-	-	-	(305)
Capitalized financing costs	(136)	-	-	-	(136)
Repayments of capital lease obligations	-	(11)	-	-	(11)
Net borrowings under revolver line of credit	4,000	-	-	-	4,000
Repayments of long-term debt	(4,096)	-	-	-	(4,096)
Net cash provided by (used in) financing activities	2,741	(577)	(2,712)	-	(548)
INCREASE IN CASH AND CASH EQUIVALENTS	-	4,586	665	-	5,251
CASH AND CASH EQUIVALENTS-Beginning of period	-	4,929	189	-	5,118
CASH AND CASH EQUIVALENTS-End of period	$-	$9,515	$854	$-	$10,369

14.	RESTRUCTURING

During the three and six months ended June 30, 2009, the Company continued its restructuring under the FY08 Plan. Actions under the FY08 Plan are focused on those facilities negatively impacted by the economic crisis and the depressed credit market and include facility consolidations and exits as well as certain workforce reductions. During the three months ended June 30, 2009, the Company closed one facility within its recovery division. During the six months ended June 30, 2009, the Company closed one outdoor program facility within its healthy living division and one facility within its recovery division. For the three and six months ended June 30, 2009, the Company continued to eliminate certain employee positions across all divisions.

Facility exit actions include the closure, sale, or disposal of certain facilities across all divisions and are expected to be substantially completed by the end of 2009.

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve as of December 31, 2008	$176	$3,104	$3,280
Expenses	704	1,303	2,007
Cash (payments) receipts, net	(530)	(661)	(1,191)
Restructuring reserve as of June 30, 2009	$350	$3,746	$4,096

Under the FY08 Plan, the Company recorded non-cash impairment charges of $0.5 million for intangible assets not subject to amortization, $0.9 million for intangible assets subject to amortization, and $0.1 million for write-off of property and equipment during the six months ended June 30, 2009.

Restructuring related impairment charges attributable to those facilities recognized as discontinued operations under the FY08 Plan totaled $1.4 million for the six months ended June 30, 2009, respectively. Excluding asset impairment charges and write-off of property and equipment, the Company recognized restructuring charges of approximately $0.3 million, $0.4 million, and $1.1 million, $0.9 million in its healthy living and recovery divisions for the three and six months ended June 30, 2009, respectively.

15.	DISCONTINUED OPERATIONS

As part of the FY08 Plan, the Company announced its intention to sell, dispose, or cease operations at certain of its facilities across each of its business divisions. At December 31, 2008, these facilities included one therapeutic boarding school and one eating disorder start-up in its healthy living division, and eight outpatient treatment clinics in its recovery division. During the six months ended June 30, 2009, the Company classified two additional facilities as discontinued operations which included one outdoor program facility within its healthy living division and one facility within its recovery division.  At June 30, 2009, the Company had classified a total of twelve facilities as discontinued operations.  During three months ended June 30, 2009, the Company consummated the sale of three facilities classified as held for sale.

Activities related to discontinued operations are recognized in the Company's condensed consolidated statement of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net revenue	$492	$2,217	$1,590	$4,348
Operating expenses	870	3,267	2,302	6,488
Asset impairment	-	-	1,417	-
Loss on disposals	29	-	27	-
Loss before income taxes	(407)	(1,050)	(2,156)	(2,140)
Tax benefit	(119)	(365)	(768)	(743)
Loss from discontinued operations	$(288)	$(685)	$(1,388)	$(1,397)

16.	SEGMENT INFORMATION

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

Reportable segments are based upon the Company's internal organizational structure, the manner in which operations are managed and on the level at which the Company's chief operating decision-maker allocates resources. The Company's chief operating decision-maker is its Chief Executive Officer. The financial information used by the Company's chief operating decision-maker includes net revenue, operating expenses, income (loss) from operations, total assets and capital expenditures.

The Company's reportable segments are as follows:

Recovery-The recovery reportable segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: comprehensive treatment centers ("CTC"), inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2009, the recovery segment provided substance abuse and behavioral health services to patients at 98 facilities located in 21 states.

Healthy Living-The healthy living segment includes programs and treatment services for adolescent youth as well as treatment services for eating disorders and weight management serving all age groups. Adolescent and youth treatment services include therapeutic and educational programs for children and adolescents struggling with academic, emotional, and behavioral issues. As of June 30, 2009, the healthy living segment operated 27 youth educational facilities in 9 states and its offerings include adolescent therapeutic boarding schools and youth experiential outdoor education programs and summer camps. As of June 30, 2009, the healthy living segment also operated 15 facilities in 8 states and one facility in the United Kingdom which provided eating disorder treatment services, obesity treatment services, and weight loss programs.

Major Customers-No single customer represented 10% or more of the Company's total net revenue in any period presented.

Geographic Information-The Company's business operations are primarily in the United States.

Selected segment financial information for the Company's reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net revenue:
Recovery division	$78,386	$77,626	$153,449	$153,692
Healthy living division	32,919	42,364	63,641	80,123
Corporate	62	86	126	184
Total consolidated net revenue	$111,367	$120,076	$217,216	$233,999
Operating expenses:
Recovery division	$52,791	$54,897	$107,187	$109,873
Healthy living division	32,987	40,109	66,787	78,205
Corporate	8,732	6,555	16,759	13,327
Total consolidated operating expenses	$94,510	$101,561	$190,733	$201,405
Operating income (loss):
Recovery division	$25,595	$22,729	$46,262	$43,819
Healthy living division	(68)	2,255	(3,146)	1,918
Corporate	(8,670)	(6,469)	(16,633)	(13,143)
Total consolidated operating income	$16,857	$18,515	$26,483	$32,594
Operating income:
Total consolidated operating income	$16,857	$18,515	$26,483	$32,594
Interest expense, net	(11,866)	(12,505)	(23,818)	(27,022)
Other expense	-	1,585	(82)	(33)
Total consolidated income from continuing operations before income taxes	$4,991	$7,595	$2,583	$5,539
Capital expenditures:
Recovery division	$1,085	$3,274	$2,341	$5,715
Healthy living division	728	1,861	1,074	3,824
Corporate	528	1,605	1,240	2,987
Total consolidated capital expenditures	$2,341	$6,740	$4,655	$12,523

			June 30, 2009	Dec. 31, 2008
Total assets:
Recovery division			$896,487	$899,360
Healthy living division			225,656	222,525
Corporate			51,486	47,290
Total consolidated assets			$1,173,629	$1,169,175

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Quarterly Report.

Unless the context otherwise requires, in this management's discussion and analysis of financial condition and results of operations, the terms "our company," "we," "us," "the Company" and "our" refer to CRC Health Corporation and its consolidated subsidiaries.

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

We deliver our services through our two divisions, the recovery division and the healthy living division. Our recovery division provides our substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our healthy living division provides therapeutic and educational programs to underachieving young people through residential schools and wilderness programs. Our healthy living division also provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities.

We have two operating segments: recovery division and healthy living division. As of June 30, 2009, our recovery division, which operates 29 inpatient and 69 outpatient facilities in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of June 30, 2009, our recovery division treated approximately 28,000 patients per day. As of June 30, 2009, our healthy living division, which operates 27 youth programs in 9 states, provides a wide variety of therapeutic and educational programs for underachieving young people. Our healthy living division also operates 15 facilities in 8 states and one facility in the United Kingdom with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock option-based compensation expense that are not allocated to the segments.

Basis of Presentation

    CRC Health Corporation ("the Company") is a wholly owned subsidiary of CRC Health Group, Inc., referred to as "the Group" or "the Parent." The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fees revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended June 30, 2009 and 2008, we generated 80.6% and 84.5% of our net revenue from non-governmental sources, including 64.8% and 68.8% from self payors, respectively, and 15.8% and 15.7% from commercial payors, respectively. During the six months ended June 30, 2009 and 2008, we generated 80.9% and 84.3% of our net revenue from non-governmental sources, including 64.9% and 68.7% from self payors, respectively, and 16.0% and 15.6% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three and six months ended June 30, 2009, our consolidated same-facility net revenue decreased by $9.8 million and $18.9 million, or 8.2% and 8.1%, respectively when compared to the comparable periods in 2008.  "Same facility" means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three and six months ended June 30, 2009 to the items that we have previously reported in our critical accounting policies in management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008. See Note 1 and Note 2.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the three and six months ended June 30, 2009 and 2008 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue unless otherwise indicated).

	Three Months Ended June 30,				Six Months Ended June 30,
Statement of Income Data:	2009	%	2008	%	2009	%	2008	%
Net revenue:
Recovery division	$78,386	70.3%	$77,626	64.6%	$153,449	70.6%	$153,692	65.7%
Healthy living division	32,919	29.6%	42,364	35.3%	63,641	29.3%	80,123	34.2%
Corporate	62	0.1%	86	0.1%	126	0.1%	184	0.1%
Total net revenue	111,367	100.0%	120,076	100.0%	217,216	100.0%	233,999	100.0%
Operating expenses:
Recovery division	52,791	47.5%	54,897	45.7%	107,187	49.4%	109,873	47.0%
Healthy living division	32,987	29.6%	40,109	33.4%	66,787	30.7%	78,205	33.4%
Corporate	8,732	7.8%	6,555	5.5%	16,759	7.7%	13,327	5.7%
Total operating expenses	94,510	84.9%	101,561	84.6%	190,733	87.8%	201,405	86.1%
Operating income (loss):
Recovery division	25,595	23.0%	22,729	18.9%	46,262	21.3%	43,819	18.7%
Healthy living division	(68)	(0.1)%	2,255	1.9%	(3,146)	(1.4)%	1,918	0.8%
Corporate	(8,670)	(7.8)%	(6,469)	(5.4)%	(16,633)	(7.7)%	(13,143)	(5.6)%
Total operating income	16,857	15.1%	18,515	15.4%	26,483	12.2%	32,594	13.9%
Interest expense, net	(11,866)		(12,505)		(23,818)		(27,022)
Other income (expense)	-		1,585		(82)		(33)
Income from continuing operations before income taxes	4,991		7,595		2,583		5,539
Income tax expense	2,372		3,207		178		2,266
Income from continuing operations, net of tax	2,619		4,388		2,405		3,273
Loss from discontinued operations, (net of tax benefit of ($119) and ($365) in the three months ended June 30, 2009 and 2008, respectively, and ($768) and ($743) in the six months ended June 30, 2009 and 2008, respectively)	(288)		(685)		(1,388)		(1,397)
Net income	2,331		3,703		1,017		1,876
Less: Net income (loss) attributable to the noncontrolling interest	9		(54)		(119)		(357)
Net income attributable to CRC Health Corporation	$2,322		$3,757		$1,136		$2,233

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated net revenue decreased $8.7 million, or 7.3%, to $111.4 million in 2009 from $120.1 million in 2008. Of the total net revenue decrease, $9.4 million, or 22.3%, consisted of decreases in the healthy living division revenue of $4.7 million and $3.8 million, or 19.6% and 33.5%, in adolescent therapeutic boarding schools and in adolescent outdoor programs respectively. The remaining $0.9 million healthy living division decrease resulted from a revenue decrease in the division's weight management program. Revenue decreases in the healthy living division are primarily attributable to a lessening of demand for the services offered by the division as a result of the weak economy and the inability of families and individuals to access the credit markets and student loan markets to fund the tuition.  The recovery division contributed an increase of $0.8 million, representing 1.0% growth for the division. The $0.8 million increase in recovery division revenue resulted from $1.8 million or 6.9%, in revenue growth from comprehensive treatment centers ("CTC") offset by a $1.1 million or 2.3% decreases within our private pay facilities at residential treatment centers. Healthy living division same facility net revenue decreased $9.5 million, or 22.5%, due primarily to a lessening of demand for services offered by the division as a result of the weak economy and the inability of families and individuals to access the credit markets and student loan markets to fund the tuition. Of the $9.5 million decrease of same facility net revenue within our healthy living division, $4.7 million and $3.8 million, or 19.6% and 33.5%, was attributable to decreases in our adolescent residential boarding schools and adolescent outdoor programs respectively. The remaining $1.0 million decrease resulted from a decrease of $1.0 million in weight management revenues. Recovery division same facility revenue decreased $0.3 million or 0.4% primarily due to a $2.2 million revenue decrease in residential treatment centers partially offset by a $1.8 million revenue increase in CTCs.

Consolidated operating expenses decreased $7.1 million, or 6.9%, to $94.5 million for the three months ended June 30, 2009 from $101.6 million in the same period of 2008. Recovery division operating expenses decreased $2.1 million year over year. Of the $7.1 million decrease in operating expenses, the healthy living division incurred a decrease of $7.1 million, or 17.8% primarily due to a $2.3 million decrease in supplies, facilities, and other operating costs as well as by a decrease of $4.5 million in salaries and benefits. Corporate division operating expenses increased $2.2 million or $33.2% year over year reflecting the consolidation of our administrative functions. For our recovery division, same facility operating expenses decreased $2.8 million or 5.7% primarily driven by decreases of $1.6 million in salaries and benefits with residential treatment centers contributing decreases of $1.3 million and CTCs contributing a decrease of $0.3 million. The remaining $1.2 million decrease was primarily due to a reduction of $1.1 million in supplies, facilities, and other costs within residential treatment centers. Healthy living division same facility operating expenses decreased $6.2 million or 17.5%. Of the $6.2 million decrease, $4.2 million was due to decreases in salaries and benefits with decreases of $2.0 million in adolescent residential boarding schools, $1.8 million in adolescent outdoor programs, and weight management contributing to the remaining $0.4 million decrease in same facility division salaries and benefits. The remaining $2.0 million decrease in healthy living division same facility operating expenses was due to decreased expenditures within supplies, facilities and other costs of $0.9 million in adolescent residential boarding schools, $0.3 million in adolescent outdoor programs, and $0.8 million in weight management.

Our consolidated operating margin was 15.1% in the quarter ended June 30, 2009 compared to 15.4% in the comparable period of 2008. On a same facility basis, our consolidated operating margin increased to 31.1% in the quarter ended June 30, 2009 compared to 29.2% in the same quarter of 2008.  Healthy living division same facility operating margin decreased to 10.5% in the quarter ended June 30, 2009 compared to 15.9% in the same period of 2008.  Recovery division same facility operating margin increased to 39.8% in the quarter ended June 30, 2009 compared to 36.4% in the quarter ended June 30, 2008.

For the three months ended June 30, 2009, consolidated income from continuing operations decreased by approximately $1.8 million year over year resulting in income from continuing operations of $2.6 million compared to income from continuing operations of $4.4 million in the same period of 2008. The decrease in income from continuing operations in 2009 is primarily attributable to decreases in revenue, resulting from the weak economic environment, partially offset by decreased expenses in salaries and benefits as well as in supplies, facilities, and other costs resulting from our implementation of our restructuring activities. Additionally, flat revenue growth in our recovery division as well as decreased revenue in our healthy living division contributed to the decrease of net income in continuing operations.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Consolidated net revenue decreased $16.8 million, or 7.2%, to $217.2 million in 2009 from $234.0 million in 2008. Of the total net revenue decrease, the healthy living division contributed a decrease of $16.5 million, or 20.6%. The $16.5 million decrease consisted of revenue decreases of $6.8 million, or 32.7%, in adolescent outdoor programs and a decrease of $7.6 million, or 16.4%, in adolescent therapeutic boarding schools. The remaining $2.1 million decrease resulted from revenue decreases in weight management. Revenue decreases in the healthy living division are primarily attributable to lower revenue performance across the division due to a lessening of demand as a result of the weak economy and the inability of families and individuals to access the credit markets and student loan markets to fund the tuition.  The recovery division contributed a revenue decrease of $0.2 million, representing 0.2% negative growth for the division. Of the $0.2 million net decrease in recovery division revenue, $4.0 million or 4.0% is attributed to decreases within our private pay facilities at residential treatment centers offset by $3.8 million or 7.3%, in revenue growth from comprehensive treatment centers ("CTC"). Our healthy living division same facility net revenue decreased $16.6 million, or 20.7%. Of the $16.6 million decrease of same facility net revenue within our healthy living division, $7.6 million and $6.8 million, or 16.4% and 32.7% was attributable to our adolescent residential boarding schools and our adolescent outdoor programs, respectively. The remaining $2.2 million or 17.1% decrease in healthy living division revenue were due to revenue decreases of $2.2 million in weight management. Recovery division same facility revenue decreased $2.3 million or 1.5% primarily due to a $6.1 million or 6.1%,  revenue decrease in residential treatment centers partially offset by a $3.8 million, or 7.3%,  revenue increase in CTCs.

Consolidated operating expenses decreased $10.7 million, or 5.3%, to $190.7 million for the six months ended June 30, 2009 from $201.4 million in the same period of 2008. Recovery division operating expenses decreased $2.7 million year over year. The healthy living division incurred an operating expense decrease of $11.4 million, or 14.6% primarily due to a $7.4 million decrease in salaries and benefits as well as by a decrease of $3.6 million decrease in supplies, facilities, and other operating costs. Corporate division operating expenses increased $3.4 million or 25.8% year over year due in part to restructuring activities inclusive of the consolidation of our administrative functions. Healthy living division same facility operating expenses decreased $10.3 million or 15.1%. Of the $10.3 million decrease, $6.8 million was due to decreases in salaries and benefits with decreases of $2.9 million in adolescent residential boarding schools, $3.0 million in adolescent outdoor programs, and weight management contributing to the remaining $0.9 million decrease in same facility division salaries and benefits. The remaining $3.5 million decrease in healthy living division same facility operating expenses was due to decreased expenditures within supplies, facilities and other costs of $1.6 million in adolescent residential boarding schools, $0.8 million in adolescent outdoor programs, and $1.1 million in weight management. For our recovery division, same facility operating expenses decreased $4.9 million or 5.0% driven by decreases of $2.8 million in salaries and benefits with residential treatment centers and CTC contributing decreases of $1.9 million and $0.9 million respectively. The remaining $2.1 million decrease was due to decreases in supplies, facilities, and other costs primarily within residential treatment centers.

Our consolidated operating margin was 12.2% in the six months ended June 30, 2009 compared to 13.9% in the comparable period of 2008. On a same facility basis, our consolidated operating margin increased to 29.0% compared to 28.2% in 2008. Healthy living division same facility operating margin decreased to 8.0% in 2009 compared to 14.1% in 2008. The significant decrease in our healthy living division operating margin is primarily due to lower patient census resulting from the current weak economic environment. Recovery division same facility operating margin increased to 37.8% compared to 35.6% in 2008.

For the six months ended June 30, 2009, consolidated income from continuing operations decreased by approximately $0.9 million year over year resulting in income from continuing operations of $2.4 million compared to income from continuing operations of $3.3 million in the same period of 2008. The decrease in income from continuing operations in 2009 is primarily attributable to the aforementioned weak economic conditions, partially offset by decreased expenses in salaries and benefits as well as in supplies, facilities, and other costs resulting from our implementation of our restructuring activities. Additionally, flat revenue growth in our recovery division as well as decreased revenue in our healthy living division contributed to the decrease of net income in continuing operations.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $8.5 million at June 30, 2009, compared to negative working capital of $14.5 million at December 31, 2008. The increase in working capital from June 30, 2009 compared to December 31, 2008 is primarily attributed to an increase in cash of $13.0 million and an increase of $1.7 million in accounts receivables partially offset by an increase in accrued liabilities due to payroll period timing differences.

Sources and Uses of Cash

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$28,476	$20,831
Net cash used in investing activities	(4,113)	(15,032)
Net cash used in financing activities	(11,386)	(548)
Net increase in cash	$12,977	$5,251

Cash provided by operating activities was $28.5 million for the six months ended June 30, 2009 compared to cash provided by operating activities of $20.8 million during the same period in 2008.

Cash used in investing activities was $4.1 million for the six months ended June 30, 2009 compared to $15.0 million in the same period of 2008.  The decrease in cash used in investing activities primarily relates to a decrease in the additions of property and equipment and in acquisitions.

Cash used in financing activities was $11.4 million for the six months ended June 30, 2009 compared to cash used in financing activities of $0.5 million for the same period in 2008. The increase in cash used in financing activities is primarily due to a net increase in repayments of the revolving line of credit.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of June 30, 2009, our senior secured credit facility was comprised of a $407.7 million senior secured term loan facility and a $100.0 million revolving credit facility. At June 30, 2009, the revolving credit facility had $36.6 million available for borrowing, $54.5 million outstanding and classified on our balance sheet as long term debt, and $8.9 million of letters of credit issued and outstanding. As part of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC, we issued $200.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2016 of which $177.3 million remained outstanding at June 30, 2009. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of June 30, 2009, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, our exposure to market risk has not changed materially since December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

As of June 30, 2009, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.                      Exhibits

The Exhibit Index beginning on page 35 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009

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