Form 10-Q
period 2009-09-30
CRC Health CORP
filed 2009-11-16
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 16, 2009 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,454	$2,540
Restricted cash	875	—
Accounts receivable, net of allowance for doubtful accounts of $5,410 in 2009 and $5,409 in 2008	32,569	30,826
Prepaid expenses	5,613	7,703
Other current assets	1,263	1,618
Deferred income taxes	4,029	4,029
Current assets of discontinued operations, facility exits	16,170	14,125

Total current assets	66,973	60,841
PROPERTY AND EQUIPMENT-Net	124,276	129,728
GOODWILL	579,262	604,078
INTANGIBLE ASSETS-Net	344,306	354,463
OTHER ASSETS	19,426	20,065

TOTAL ASSETS	$1,134,243	$1,169,175

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,642	$6,165
Accrued liabilities	30,519	29,061
Income taxes payable	6,102	1,201
Current portion of long-term debt	6,014	6,522
Other current liabilities	26,386	31,657
Current liabilities of discontinued operations, facility exits	1,428	703

Total current liabilities	75,091	75,309
LONG-TERM DEBT-Less current portion	629,042	646,630
OTHER LONG-TERM LIABILITIES	7,419	7,553
LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	1,738	1,909
DEFERRED INCOME TAXES	126,487	134,331

Total liabilities	839,777	865,732

COMMITMENTS AND CONTINGENCIES (Note 11)
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	451,578	444,275
Accumulated deficit	(152,496)	(134,764)
Accumulated other comprehensive (loss)	(4,861)	(6,289)

Total CRC Health Corporation stockholder’s equity	294,221	303,222

NONCONTROLLING INTEREST	245	221

Total equity	294,466	303,443

TOTAL LIABILITIES AND EQUITY	$1,134,243	$1,169,175

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
NET REVENUE:
Net client service revenue	$113,074	$121,325	$325,464	$349,908
Other revenue	1,650	2,146	5,417	6,125

Total net revenue	114,724	123,471	330,881	356,033

OPERATING EXPENSES:
Salaries and benefits	53,056	59,155	165,450	176,968
Supplies, facilities and other operating costs	32,438	35,647	95,126	103,525
Provision for doubtful accounts	1,558	1,663	4,614	4,909
Depreciation and amortization	5,678	5,690	17,005	16,778
Asset impairment	2,257	—	2,257	—
Goodwill impairment	24,919	142,238	24,919	142,238

Total operating expenses	119,906	244,393	309,371	444,418

OPERATING (LOSS) INCOME	(5,182)	(120,922)	21,510	(88,385)
INTEREST EXPENSE, NET	(11,519)	(13,110)	(35,337)	(40,132)
OTHER EXPENSE	—	(1)	(82)	(34)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,701)	(134,033)	(13,909)	(128,551)
INCOME TAX EXPENSE (BENEFIT)	993	(10,604)	1,171	(8,357)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(17,694)	(123,429)	(15,080)	(120,194)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($429) and ($8,618) in the three months ended September 30, 2009 and 2008, and ($1,197) and ($9,342) in the nine months ended September 30, 2009 and 2008, respectively)	(1,027)	(16,204)	(2,623)	(17,564)

NET LOSS	(18,721)	(139,633)	(17,703)	(137,758)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	148	301	29	(57)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(18,869)	$(139,934)	$(17,732)	$(137,701)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(17,842)	$(123,718)	$(15,113)	$(120,116)
DISCONTINUED OPERATIONS, NET OF TAX	(1,027)	(16,216)	(2,619)	(17,585)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(18,869)	$(139,934)	$(17,732)	$(137,701)

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss)	Common Stock	Additional Paid-in Capital	Noncontrolling Interest
Beginning balance	$303,443	$—	$(134,764)	$(6,289)	$—	$444,275	$221
Noncontrolling interest buyout	(89)					(84)	(5)
Comprehensive loss:
Net loss for the nine months ended September 30, 2009	(17,703)	(17,703)	(17,732)				29
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	1,428	1,428		1,428

Other comprehensive income	1,428	1,428

Comprehensive loss	(16,275)	$(16,275)

Capital contributed by Parent, net	7,387					7,387

Ending balance	$294,466		$(152,496)	$(4,861)	$—	$451,578	$245

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands, except share amounts) *

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss)	Common Stock	Additional Paid-in Capital	Noncontrolling Interest
Beginning balance	$446,123	$—	$7,141	$—	$—	$438,608	$374
Comprehensive loss:
Net loss for the nine months ended September 30, 2008	(137,758)	(137,758)	(137,701)				(57)
Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedges	(1,000)	(1,000)		(1,000)

Other comprehensive loss	(1,000)	(1,000)

Comprehensive loss	(138,758)	$(138,758)

Capital contributed by Parent, net	3,542					3,542

Ending balance	$310,908		$(130,559)	$(1,000)	$—	$442,150	$317

*	Note that figures in this table may not sum due to rounding.

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,703)	$(137,758)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	17,148	17,343
Amortization of debt discount and capitalized financing costs	3,279	3,357
Loss on interest rate swap agreement	—	165
Goodwill impairment	24,919	142,238
Asset impairment	4,560	23,880
Write-off of prior year paid acquisition costs	62	—
Loss on disposition of property and equipment	880	21
Gain on sale of discontinued operations	(24)	—
Provision for doubtful accounts	4,680	5,010
Stock-based compensation	4,164	3,847
Deferred income taxes	(5,897)	(26,674)
Changes in assets and liabilities:
Restricted cash	(875)	—
Accounts receivable	(6,438)	(4,789)
Prepaid expenses	1,941	1,140
Other current assets	154	589
Accounts payable	(1,548)	1,740
Accrued liabilities	1,475	(9,257)
Income taxes payable	4,215	7,101
Other current liabilities	(2,815)	(6,992)
Other long term assets	(2,315)	(39)
Other long term liabilities	(303)	168

Net cash provided by operating activities	29,559	21,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(7,252)	(18,587)
Proceeds from sale of property and equipment	141	101
Proceeds from sale of discontinued operations	475	—
Acquisition of business, net of cash acquired	—	(11,567)
Acquisition adjustments	(59)	(10)
Payments made under earnout arrangements	(200)	(2,947)

Net cash used in investing activities	(6,895)	(33,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed to Parent	(221)	(305)
Capitalized financing costs	(117)	(187)
Noncontrolling interest buyout	(89)	—
Repayment of capital lease obligations	(10)	(17)
Net (repayments)/borrowings under revolving line of credit	(13,000)	13,500
Repayments of term loan and seller notes	(5,313)	(3,175)

Net cash (used in) /provided by financing activities	(18,750)	9,816

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,914	(2,104)
CASH AND CASH EQUIVALENTS-Beginning of period	2,540	5,118

CASH AND CASH EQUIVALENTS-End of period	$6,454	$3,014

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable for contingent consideration	$—	$641

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Capital contributed by Parent	$7,608	$3,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$37,211	$43,081

Cash paid for income taxes, net of refunds	$1,655	$1,430

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2008 has been derived from our audited financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - Preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Business Segments - Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its “youth division” with its “healthy living division”, formerly included as a component of “corporate/other.” Performance of the Company’s two reportable segments (recovery division and healthy living division) is evaluated based on profit or loss from operations (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Recently Adopted Accounting Guidance - During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for the Company beginning with three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on the condensed consolidated financial statements.

In April 2009, the FASB issued new disclosure guidance which requires enhanced interim period disclosures about the fair value of financial instruments. The new guidance requires disclosure of the methods and significant assumptions used to estimate fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The Company applied the new accounting pronouncements beginning with three and six months ended June 30, 2009, and is being applied prospectively. The adoption did not have a material impact on the consolidated financial statements.

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities, which became effective for the Company on January 1, 2009, and is being applied prospectively. As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. The adoption of the new disclosure requirements had no material impact on the consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on the consolidated financial statements, and the impact it will have on the consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on the consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted - In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation methods permitted by the guidance.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. BALANCE SHEET COMPONENTS

Balance sheet components at September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts receivable	$37,979	$36,235
Less allowance for doubtful accounts	(5,410)	(5,409)

Accounts receivable-net	$32,569	$30,826

Other assets:
Capitalized financing costs-net	$15,725	$18,688
Deposits	928	912
Note receivable	2,773	465

Total other assets	$19,426	$20,065

Accrued liabilities:
Accrued payroll and related expenses	$13,235	$7,864
Accrued vacation	5,077	5,613
Accrued interest	3,364	8,289
Accrued expenses	8,843	7,295

Total accrued liabilities	$30,519	$29,061

Other current liabilities:
Deferred revenue	$10,869	$10,249
Client deposits	4,976	5,114
Insurance premium financing	—	2,226
Interest rate swap liability	9,698	12,110
Other liabilities	843	1,958

Total other current liabilities	$26,386	$31,657

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$21,373	$21,373
Building and improvements	73,973	65,733
Leasehold improvements	22,813	22,147
Furniture and fixtures	12,330	11,556
Computer equipment	9,615	9,474
Computer software	11,269	9,495
Motor vehicles	5,842	5,568
Field equipment	2,775	2,901
Construction in progress	4,176	12,013

	164,166	160,260
Less accumulated depreciation	(39,890)	(30,532)

Property and equipment-net	$124,276	$129,728

Depreciation expense was $3.8 million and $3.6 million for the three months ended September 30, 2009 and 2008, respectively, and $11.5 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company tests its long-lived assets for impairment whenever events and changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable. If the undiscounted future cash flows from the assets tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair market value is determined using discounted cash flow methods. The Company’s analysis of its undiscounted cash flows requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived assets for impairment.

At September 30, 2009, the Company tested the fixed assets within its healthy living segment for possible impairment as a result of triggering events related to the negative economic environment and continuation of the depressed consumer credit markets. For the three months and nine months ended September 30, 2009, the Company recognized a non-cash impairment charge of $0.2 million related to impairment of property and equipment which is recorded under asset impairment on the condensed consolidated statement of operations.

5. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segments for the nine months ended September 30, 2009 are as follows (in thousands):

	Recovery	Healthy Living	Total
Goodwill December 31, 2008	$501,531	$102,547	$604,078
Goodwill impairment	—	(24,919)	(24,919)
Goodwill adjustments	(97)	—	(97)
Goodwill related to earn-outs	200	—	200

Goodwill September 30, 2009	$501,634	$77,628	$579,262

Goodwill impairment

During the third quarter of 2009, the Company reduced its estimate of expected future cash flows for the healthy living division based upon current economic conditions including the lack of availability of student loans, credit for our clients, and other factors. Accordingly, the Company tested its healthy living division in advance of the annual goodwill impairment test date as there was a significant adverse change in business climate and recognized a non-cash impairment charge of $24.9 million. Goodwill impairment charges, recognized by the Company during the three months ended September 30, 2009, are estimated amounts which are subject to revision during the fourth quarter of 2009 as more information becomes available.

Goodwill adjustments

During the nine months ended September 30, 2009, the Company consummated the sale of three facilities in its recovery division which were classified as held for sale at December 31, 2008. The Company allocated approximately $0.1 million of goodwill to the facilities upon disposal.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Goodwill related to earnouts

Certain acquisition agreements related to the purchase of a facility within the recovery division contain contingent earnout provisions that provide for additional consideration to be paid to the sellers under certain conditions. During the three months and nine months ended September 30, 2009, the recovery division recorded $0.2 million in additional goodwill related to an earnout agreement with the sellers of the facility.

Intangible Assets

Total intangible assets at September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	September 30, 2009				December 31, 2008
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$33,306	$(4,779)	$28,527	20 years	$35,914	$(3,823)	$32,091
Accreditations	20 years	15,329	(2,213)	13,116	20 years	16,118	(1,722)	14,396
Curriculum	20 years	7,955	(1,144)	6,811	20 years	8,743	(929)	7,814
Government including
Medicaid contracts	15 years	34,971	(8,549)	26,422	15 years	34,979	(6,806)	28,173
Managed care contracts	10 years	14,400	(5,280)	9,120	10 years	14,400	(4,200)	10,200
Managed care contracts	5 years	100	(40)	60	5 years	100	(25)	75
Core developed technology	5 years	2,704	(1,987)	717	5 years	2,704	(1,582)	1,122
Covenants not to compete	3 years	—	—	—	3 years	152	(152)	—

Total intangible assets subject to amortization:		$108,765	$(23,992)	$84,773		$113,110	$(19,239)	$93,871

Intangible assets not subject to amortization:
Trademarks and trade names				$176,020				$176,587
Certificates of need				44,600				44,600
Regulatory licenses				38,913				39,405

Total intangible assets not subject to amortization				259,533				260,592

Total intangible assets				$344,306				$354,463

Intangible assets subject to amortization

During the three and nine months ended September 30, 2009, the Company continued its restructuring activities initiated in 2008 (the “FY08 Plan”). For the three months and nine months ended September 30 2009, the Company recognized a non-cash impairment charge of $0.6 million and $1.5 million related to finite-lived intangible assets. These impairment charges are based on the Company’s decision to close two of its healthy living program facilities and reduce the carrying value of certain of its finite-lived intangible assets to their estimated fair value. Impairment charges related to facility closures are included in the condensed consolidated statements of operations under results from discontinued operations and are reflected in the healthy living reporting segment. See Note 15.

At September 30, 2009, the Company tested its finite lived intangible assets for possible impairment due to negative economic conditions including the lack of availability of student loans, credit for our clients, and other factors which indicated that the carrying value of certain of its assets may not be recoverable. The Company records impairments when the undiscounted future cash flow from an asset tested is less than the carrying value of that asset, losses are measured based on the difference between the carrying value and the fair market value of the asset. Fair value is determined based on a discounted cash flow model. For the three months and nine months ended September 30, 2009, the Company determined that certain finite-lived intangible assets within its healthy living segment were impaired. Accordingly, the Company recognized a non-cash charge of $2.1 million which is included in the condensed consolidated statements of operations under asset impairment. These impairment charges reduce the carrying value of certain of its finite-lived intangible assets to their estimated fair value.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Total amortization expense of intangible assets subject to amortization was $1.8 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $5.5 million and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Estimated future amortization expense related to the amortizable intangible assets at September 30, 2009 is as follows (in thousands):

Fiscal Year
2009 (remaining three months)	$1,793
2010	7,175
2011	6,676
2012	6,629
2013	6,614
Thereafter	55,886

Total	$84,773

Intangible assets not subject to amortization

During the three months and nine months ended September 30, 2009, in conjunction with the Company’s decision to close two facilities within its healthy living division as part of the Company’s FY08 plan, the Company determined that certain indefinite-lived intangible assets were impaired. Accordingly, the Company recognized a non-cash impairment charge of approximately of $0.3 million and $0.8 million during the three months and nine months ended September 30, 2009, respectively. Charges related to impairment of indefinite-lived intangible assets are included in the Company’s condensed consolidated statement of operations under results of discontinued operations.

6. INCOME TAXES

The Company determines its income tax expense for interim periods by applying the use of the full year’s estimated effective tax rate in financial statements for interim periods.

For the three and nine months ended September 30, 2009, the Company’s tax expense on continuing operations was $1.0 million and $1.2 million respectively, representing respective effective tax rates of (5.9)% and (8.4)%. The overall effective tax rate on continuing operations differs from the U.S. federal statutory rate of 35% due to certain discrete items and state income taxes. The effective tax rate for the nine months ended September 30, 2009 for continuing operations is 44.3%.

For the nine months ended September 30, 2009, the discrete items affecting the Company’s tax rate are as follows:

•

A change in California law that resulted in a $1.1 million tax benefit due to a decrease in the tax used to calculate deferred taxes. As a result of change in this law, the Company expects that as its deferred tax liabilities reverse in years after 2010, it will be subject to a lower state effective tax rate due to the projected reduction in the California apportionment percentage. The Company will continue to assess the value of reversal items on its California deferred tax liability in future periods.

•	A goodwill impairment charge of $24.9 million. Of the $24.9 million impairment, $19.6 million was non-deductible for tax purposes and affected the Company’s effective tax rate.

•	Upon completion of the filing of the 2008 tax returns, the Company recorded a provision-to-return adjustment. The adjustment resulted in a total increased income tax expense of $0.8 million.

•	For the nine months ended September 30, 2009, the income tax benefit resulting from tax restructuring changes made to date resulted in an income tax benefit of $1.3 million.

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. LONG-TERM DEBT

Long-term debt at September 30, 2009 and December 31, 2008 consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Term loan	$406,697	$409,841
Revolving line of credit	48,500	61,500
Senior subordinated notes, net of discount of $1,672 in 2009 and $1,870 in 2008	175,624	175,426
Seller notes	4,103	6,216
Lessor financing, leasehold improvements	130	157
Capital lease obligations	2	12

Total debt	635,056	653,152
Less current portion	(6,014)	(6,522)

Long-term debt-less current portion	$629,042	$646,630

Interest expense on total debt was $11.6 million for the three months ended September 30, 2009 inclusive of $0.1 million of capitalized interest, and $13.1 million for the three months ended September 30, 2008 inclusive of $0.2 million of capitalized interest. Interest expense on total debt was $35.4 million for the nine months ended September 30, 2009 inclusive of $0.2 million of capitalized interest, and $40.2 million for the nine months ended September 30, 2008 inclusive of $0.6 million of capitalized interest.

8. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ending September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of September 30, 2009, the Company had two outstanding interest rate derivatives with a combined $237.5 million notional amounts that were designated as cash flow hedges of interest rate risk. One of the derivatives (the “2006 Swap”) with a maturity date of March 31, 2011, converts $37.5 million of its floating-rate debt to fixed-rate debt at 4.99%. For the second derivative (the “2008 Swap”) with a maturity date of June 30, 2011, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million notional amount.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $6.3 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the fair value of the Company’s derivative financial instruments at September 30, 2009 and December 31, 2008 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$9,698	$12,110

Total derivatives designated as hedging instruments		$9,698	$12,110

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending September 30, 2009 and 2008 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Q3’09	Q3’08		Q3’09	Q3’08		Q3’09	Q3’08
Interest Rate Swaps	$(2,140)	$(1,803)	Interest expense, net	$(1,997)	$(678)	Interest expense, net	$(170)	$(1)

The table below presents the before-tax effect of the Company’s derivative financial instruments for the nine months ending September 30, 2009 and 2008 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest Rate Swaps	$(2,726)	$(1,803)	Interest expense, net	$(5,138)	$(678)	Interest expense, net	$(591)	$(1)

Credit-risk-related Contingent Features

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2009, the liability due to counterparties to the derivative agreements is $11.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk (“credit valuation adjustments”). As of September 30, 2009, the

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2009, it may be required to settle its obligations under the agreements at their termination value of $11.3 million. At September 30, 2009, the Company was in compliance with all agreements related to its debt and derivatives.

9. FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value. As defined in the authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well recognized financial principles and reasonable estimates about relevant future market conditions at September 30, 2009 and December 31, 2008. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. See Note 8.

Non-Financial Assets and Liabilities

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. The Company also performs fair value measurements when conducting the step one and step two of the goodwill impairment analysis. Nonfinancial liabilities for exit or disposal activities are measured at fair value.

The following table presents the non-financial assets that were measured and recorded at fair value on a nonrecurring basis as of September 30, 2009 (in thousands):

	Nine Months Ended September 30, 2009		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Referral network	$2,234	—	$—	$—	$—
Accreditation	676	—	—	—	—
Curriculum	681	—	—	—	—
Regulatory licenses	493	—	—	—	—
Trademarks and trade names	263	—	—	—	—
Goodwill – healthy living reporting unit	24,919	77,628	—	—	77,628

Total	$29,266	77,628	$—	$—	$77,628

The Company recognized an impairment charge of approximately $4.3 million related to certain intangible assets for the nine months ended September 30, 2009. The carrying value of the assets prior to the impairment was approximately $4.3 million. As of September 30, 2009, the estimated fair value of the assets was zero and was determined based on level 3 inputs.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include cash, restricted cash, accounts receivable, accounts payable, interest rate derivatives, and borrowings.

The Company records long-term debt at carrying value in the condensed consolidated balance sheet. Based upon the borrowing rates currently available to the Company for loans with similar terms and the anticipated payment of its term loans per the amended and restated credit agreement the carrying value of the term loans approximates fair value. See Note 7.

Loan program notes are measured at fair value using Level 2 inputs based on the 90-day Libor rate plus a margin based on consumer credit scores. The Company’s senior subordinated notes are measured at fair value using Level 2 inputs based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes.

The fair value of the Company’s financial instruments, with the exceptions as noted below, approximate the carrying value due to their short maturities.

	September 30, 2009
	(in Thousands)
	Carrying Amount	Fair Value
Assets
Loan program notes	2,394	2,547

Total Assets	$2,394	$2,547

Liabilities
Senior subordinated notes	175,624	130,474

Total Liabilities	$175,624	$130,474

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net loss	$(18,721)	$(139,633)	$(17,703)	$(137,758)
Other comprehensive income (loss):
Net change in unrealized (loss)/gain on cash flow hedges (net of tax)	(112)	(647)	1,428	(1,000)
Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—

Total comprehensive loss	$(18,833)	$(140,280)	$(16,275)	$(138,758)

Comprehensive income (loss) attributable to noncontrolling interest	$148	$301	$29	$(57)

Comprehensive loss attributable to CRC Health Corporation	$(18,981)	$(140,581)	$(16,304)	$(138,701)

11. COMMITMENTS AND CONTINGENCIES

Indemnifications - The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance which should enable the Company to recover a portion of any future amounts paid should they occur.

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

Litigation - The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

Loan Program Purchase Commitments - Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or clients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. During the three and nine months ended September 30, 2009, we were party to an agreement with an unrelated third party (“Lender”) to purchase certain amounts of Loan Program notes on a recurring basis. In accordance with the Agreement, the Company can terminate the Loan Program at any time upon a 120 day advance notice of termination to the Lender.

The Company has an executory commitment to purchase, from the Lender, the notes that meet the predetermined Loan Program criteria not to exceed total loan pool investment amounts authorized by the Company’s board of directors. As of September 30, 2009, the Board of Directors has approved a loan pool of up to $20.0 million for 2009 and 2010 combined. At September 30, 2009, the Company had purchased approximately $2.4 million in Loan Program notes with a weighted average interest rate of 7.8% and a maximum remaining amortization period of 20 years. Loan program notes are recorded under other assets on the Company’s condensed consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. STOCK-BASED COMPENSATION

Stock based equity awards are made by the Group to certain employees of the Company. The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three and nine months ended September 30, 2009 the Company recognized stock-based compensation expense of $1.4 million and $4.2 million in 2009 and $1.5 million and $3.8 million in 2008 respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock option-based compensation expense for the three months and nine months ended September 30, was $0.5 million and $1.6 million for 2009 and $0.5 million and $1.5 million for 2008.

During the nine months ended September 30, 2009, the Group granted 20,440 units, which represent 183,960 share options to purchase Class A common stock of the Group and 20,440 share options to purchase Class L common stock of the Group. The weighted average grant date fair value for share options granted during the nine months ended September 30, 2009 was $2.20 per share.

Activity under the Group’s Plans for the nine months ended September 30, 2009 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2008	7,310,873	$7.97	7.44
Granted	204,401	9.00	9.45
Exercised	—	—
Forfeited/cancelled/expired	(340,100)	8.86

Outstanding-September 30, 2009	7,175,174	$7.95	6.75

Exercisable-September 30, 2009	3,321,386	$6.25	6.52

Exercisable and expected to be exercisable	6,816,415	$7.95	6.75

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2009, the Company had $177.3 million aggregate principal amount of the 10.75% Senior Subordinated Notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2009 and December 31, 2008, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2009 and 2008, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of September 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,579	$875	$—	$6,454
Restricted cash	875	—	—	—	875
Accounts receivable-net of allowance	—	32,143	426	—	32,569
Prepaid expenses	2,066	3,359	188	—	5,613
Other current assets	54	1,169	40	—	1,263
Deferred income taxes	4,029	—	—	—	4,029
Current assets of discontinued operations, facility exits	768	15,402	—	—	16,170

Total current assets	7,792	57,652	1,529	—	66,973
PROPERTY AND EQUIPMENT-Net	7,860	114,179	2,237	—	124,276
GOODWILL	—	567,464	11,798	—	579,262
INTANGIBLE ASSETS-Net	—	344,306	—	—	344,306
OTHER ASSETS	18,217	1,191	18	—	19,426
INVESTMENT IN SUBSIDIARIES	1,048,714	—	—	(1,048,714)	—

TOTAL ASSETS	$1,082,583	$1,084,792	$15,582	$(1,048,714)	$1,134,243

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,741	$1,742	$159	$—	$4,642
Accrued liabilities	12,074	17,559	886	—	30,519
Income tax payable	6,102	—	—	—	6,102
Current portion of long-term debt	4,193	1,821	—	—	6,014
Other current liabilities	10,050	15,369	967	—	26,386
Current liabilities of discontinued operations, facility exits	—	1,428	—	—	1,428

Total current liabilities	35,160	37,919	2,012	—	75,091
LONG-TERM DEBT-Less current portion	626,629	2,413	—	—	629,042
OTHER LONG-TERM LIABILITIES	86	7,301	32	—	7,419
LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,738	—	—	1,738
DEFERRED INCOME TAXES	126,487	—	—	—	126,487

Total liabilities	788,362	49,371	2,044	—	839,777
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	294,221	1,035,421	13,293	(1,048,714)	294,221
NONCONTROLLING INTEREST	—	—	245	—	245

Total equity	294,221	1,035,421	13,538	(1,048,714)	294,466

TOTAL LIABILITIES AND EQUITY	$1,082,583	$1,084,792	$15,582	$(1,048,714)	$1,134,243

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2008

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,180	$360	$—	$2,540
Accounts receivable-net of allowance for doubtful accounts	2	30,390	434	—	30,826
Prepaid expenses	4,420	3,204	79	—	7,703
Other current assets	31	1,543	44	—	1,618
Deferred income taxes	4,029	—	—	—	4,029
Current assets of discontinued operations, facility exits	—	14,125	—	—	14,125

Total current assets	8,482	51,442	917	—	60,841
PROPERTY AND EQUIPMENT-Net	8,712	118,358	2,658	—	129,728
GOODWILL	—	592,280	11,798	—	604,078
INTANGIBLE ASSETS-Net	—	354,463	—	—	354,463
OTHER ASSETS	18,778	1,266	21	—	20,065
INVESTMENT IN SUBSIDIARIES	1,082,757	—	—	(1,082,757)	—

TOTAL ASSETS	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,636	$2,424	$105	$—	$6,165
Accrued liabilities	14,819	13,514	728	—	29,061
Income taxes payable	1,201	—	—	—	1,201
Current portion of long-term debt	4,193	2,329	—	—	6,522
Other current liabilities	14,603	16,354	700	—	31,657
Current liabilities of discontinued operations, facility exits	—	703	—	—	703

Total current liabilities	38,452	35,324	1,533	—	75,309
LONG-TERM DEBT-Less current portion	642,575	4,055	—	—	646,630
OTHER LONG-TERM LIABILITIES	149	7,378	26	—	7,553
LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,909	—	—	1,909
DEFERRED INCOME TAXES	134,331	—	—	—	134,331

Total liabilities	815,507	48,666	1,559	—	865,732
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	303,222	1,069,143	13,614	(1,082,757)	303,222
NONCONTROLLING INTEREST	—	—	221	—	221

Total Equity	303,222	1,069,143	13,835	(1,082,757)	303,443

TOTAL LIABILITIES AND EQUITY	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$7	$105,287	$7,780	$—	$113,074
Other revenue	—	1,650	—	—	1,650
Management fee revenue	18,605	—	—	(18,605)	—

Total net revenue	18,612	106,937	7,780	(18,605)	114,724

OPERATING EXPENSES:
Salaries and benefits	4,169	46,605	2,282	—	53,056
Supplies, facilities and other operating costs	2,207	27,116	3,115	—	32,438
Provision for doubtful accounts	1	1,519	38	—	1,558
Depreciation and amortization	846	4,667	165	—	5,678
Asset impairment	—	2,257	—	—	2,257
Goodwill impairment	—	24,919	—	—	24,919
Management fee expense	—	17,428	1,177	(18,605)	—

Total operating expenses	7,223	124,511	6,777	(18,605)	119,906

OPERATING INCOME (LOSS)	11,389	(17,574)	1,003	—	(5,182)
INTEREST EXPENSE, NET	(11,406)	(113)	—	—	(11,519)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17)	(17,687)	1,003	—	(16,701)
INCOME TAX (BENEFIT) EXPENSE	1	1,052	(60)	—	993

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(18)	(18,739)	1,063	—	(17,694)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($429)	—	(1,027)	—	—	(1,027)

NET (LOSS) INCOME	(18)	(19,766)	1,063	—	(18,721)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	148	—	148
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(18,851)	—	—	18,851	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(18,869)	$(19,766)	$915	$18,851	$(18,869)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2008

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$—	$112,847	$8,478	$—	$121,325
Other revenue	3	2,140	3	—	2,146
Management fee revenue	17,133	—	—	(17,133)	—

Total net revenue	17,136	114,987	8,481	(17,133)	123,471

OPERATING EXPENSES:
Salaries and benefits	4,661	51,912	2,582	—	59,155
Supplies, facilities and other operating costs	1,926	29,894	3,827	—	35,647
Provision for doubtful accounts	1	1,644	18	—	1,663
Depreciation and amortization	629	4,898	163	—	5,690
Goodwill impairment	—	142,238	—	—	142,238
Management fee expense	—	15,712	1,421	(17,133)	—

Total operating expenses	7,217	246,298	8,011	(17,133)	244,393

OPERATING INCOME (LOSS)	9,919	(131,311)	470	—	(120,922)
INTEREST EXPENSE, NET	(12,930)	(180)	—	—	(13,110)
OTHER EXPENSE	(1)	—	—	—	(1)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,012)	(131,491)	470	—	(134,033)
INCOME TAX (BENEFIT) EXPENSE	(239)	(10,432)	67	—	(10,604)

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(2,773)	(121,059)	403	—	(123,429)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($8,618)	—	(16,204)	—	—	(16,204)

NET (LOSS) INCOME	(2,773)	(137,263)	403	—	(139,633)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	12	289	—	301
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(137,160)	—	—	137,160	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(139,933)	$(137,275)	$114	$137,160	$(139,934)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$20	$310,851	$14,593	$—	$325,464
Other revenue	5	5,412	—	—	5,417
Management fee revenue	59,073	—	—	(59,073)	—

Total net revenue	59,098	316,263	14,593	(59,073)	330,881

OPERATING EXPENSES:
Salaries and benefits	15,199	144,161	6,090	—	165,450
Supplies, facilities and other operating costs	6,123	81,748	7,255	—	95,126
Provision for doubtful accounts	2	4,491	121	—	4,614
Depreciation and amortization	2,588	13,919	498	—	17,005
Asset impairment	—	2,257	—	—	2,257
Goodwill impairment	—	24,919	—	—	24,919
Management fee expense	—	56,529	2,544	(59,073)	—

Total operating expenses	23,912	328,024	16,508	(59,073)	309,371

OPERATING INCOME (LOSS)	35,186	(11,761)	(1,915)	—	21,510
INTEREST EXPENSE, NET	(34,972)	(365)	—	—	(35,337)
OTHER EXPENSE	(82)	—	—	—	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	132	(12,126)	(1,915)	—	(13,909)
INCOME TAX EXPENSE (BENEFIT)	(11)	1,021	161	—	1,171

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	143	(13,147)	(2,076)	—	(15,080)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($1,197)	—	(2,623)	—	—	(2,623)

NET INCOME (LOSS)	143	(15,770)	(2,076)	—	(17,703)
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(4)	33	—	29
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(17,875)	—	—	17,875	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(17,732)	$(15,766)	$(2,109)	$17,875	$(17,732)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2008

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$7	$332,666	$17,235	$—	$349,908
Other revenue	8	6,116	1	—	6,125
Management fee revenue	50,761	—	—	(50,761)	—

Total net revenue	50,776	338,782	17,236	(50,761)	356,033

OPERATING EXPENSES:
Salaries and benefits	12,837	156,891	7,240	—	176,968
Supplies, facilities and other operating costs	5,910	88,409	9,206	—	103,525
Provision for doubtful accounts	9	4,811	89	—	4,909
Depreciation and amortization	1,753	14,443	582	—	16,778
Goodwill impairment	—	142,238	—	—	142,238
Management fee expense	—	47,853	2,908	(50,761)	—

Total operating expenses	20,509	454,645	20,025	(50,761)	444,418

OPERATING INCOME (LOSS)	30,267	(115,863)	(2,789)	—	(88,385)
INTEREST EXPENSE, NET	(39,578)	(554)	—	—	(40,132)
OTHER EXPENSE	(34)	—	—	—	(34)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,345)	(116,417)	(2,789)	—	(128,551)
INCOME TAX BENEFIT	(608)	(7,568)	(181)	—	(8,357)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(8,737)	(108,849)	(2,608)	—	(120,194)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($9,342)	—	(17,564)	—	—	(17,564)

NET LOSS	(8,737)	(126,413)	(2,608)	—	(137,758)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	21	(78)	—	(57)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(128,964)	—	—	128,964	—

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(137,701)	$(126,434)	$(2,530)	$128,964	$(137,701)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,839	$28,910	$(1,190)	$—	$29,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,729)	(5,337)	(186)	—	(7,252)
Proceeds from sale of property and equipment	110	31	—	—	141
Proceeds from sale of discontinued operations	—	475	—	—	475
Acquisition adjustments	(59)	—	—	—	(59)
Payments made under earnout arrangement	—	(200)	—	—	(200)

Net cash used in investing activities	(1,678)	(5,031)	(186)	—	(6,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	18,579	(20,470)	1,891	—	—
Capital distributed to Parent	(221)	—	—	—	(221)
Capitalized financing costs	(117)	—	—	—	(117)
Noncontrolling interest buyout	(89)	—	—	—	(89)
Repayments of capital lease obligations	—	(10)	—	—	(10)
Repayments under revolving line of credit	(13,000)	—	—	—	(13,000)
Repayments of term loan and seller notes	(5,313)	—	—	—	(5,313)

Net cash used in financing activities	(161)	(20,480)	1,891	—	(18,750)

INCREASE IN CASH AND CASH EQUIVALENTS	—	3,399	515	—	3,914
CASH AND CASH EQUIVALENTS Beginning of period	—	2,180	360	—	2,540

CASH AND CASH EQUIVALENTS End of period	$—	$5,579	$875	$—	$6,454

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2008

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(17,485)	$39,659	$(1,084)	$—	$21,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment-net	(4,257)	(13,893)	(437)	—	(18,587)
Proceeds from sale of property and equipment	—	101	—	—	101
Acquisition of business, net of cash acquired	(11,567)	—	—	—	(11,567)
Acquisition adjustments	—	(10)	—	—	(10)
Payments made under earnout arrangements	(2,947)	—	—	—	(2,947)

Net cash used in investing activities	(18,771)	(13,802)	(437)	—	(33,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	26,423	(28,091)	1,668	—	—
Capital distributed to Parent	(305)	—	—	—	(305)
Capitalized financing costs	(187)	—	—	—	(187)
Repayments of capital lease obligations	—	(17)	—	—	(17)
Net borrowings under revolver line of credit	13,500	—	—	—	13,500
Repayments of term loan and seller notes	(3,175)	—	—	—	(3,175)

Net cash provided by (used in) financing activities	36,256	(28,108)	1,668	—	9,816

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,251)	147	—	(2,104)
CASH AND CASH EQUIVALENTS-Beginning of period	—	4,929	189	—	5,118

CASH AND CASH EQUIVALENTS-End of period	$—	$2,678	$336	$—	$3,014

14. RESTRUCTURING

During the three and nine months ended September 30, 2009, the Company continued restructuring under the FY08 Plan. Actions under the FY08 Plan are focused on those facilities negatively impacted by the economic crisis and the depressed credit market and include facility consolidations and exits as well as certain workforce reductions. During the three months ended September 30, 2009, the Company closed one facility within its healthy living division. During the nine months ended September 30, 2009, the Company closed two programs within its healthy living division and one facility within its recovery division. For the three and nine months ended September 30, 2009, the Company continued to eliminate certain employee positions across all divisions.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Facility exit actions include the closure, sale, or disposal of certain facilities across all divisions and are expected to be substantially completed by the end of 2009. A summary of restructuring activity, including those classified as discontinued operations is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
		(in thousands)
Restructuring reserve as of December 31, 2008	$176	$3,104	$3,280
Expenses	924	1,650	2,574
Cash (payments) receipts, net	(645)	(1,062)	(1,707)

Restructuring reserve as of September 30, 2009	$455	$3,692	$4,147

Under the FY08 Plan, the Company recorded non-cash impairment charges of $0.3 million and $0.8 million for indefinite-lived intangible assets during the three months and nine months ended September 30, 2009, respectively. The Company also recognized non-cash impairment charges of $0.6 million and $1.5 million for finite-lived intangible assets, for the three months and nine months ended September 30, 2009 respectively. Additionally the Company incurred non-impairment restructuring charges of $0.1 million and $0.2 million for write-off of property and equipment during the three months and nine months ended September 30, 2009, respectively.

For the three months ended September 30, 2009, non-impairment restructuring charges totaled $0.2 million and $0.5 million for the Company’s healthy living division and its recovery division respectively. For the nine months ended September 30, 2009, the Company recognized non-impairment restructuring charges of $1.3 million each within its healthy living division and within its recovery division.

15. DISCONTINUED OPERATIONS

As part of the FY08 Plan, the Company announced its intention to sell, dispose, or cease operations at certain of its facilities across each of its business divisions. At December 31, 2008, these facilities included one therapeutic boarding school and one eating disorder start-up in its healthy living division, and eight outpatient treatment clinics in its recovery division. During the nine months ended September 30, 2009, the Company classified three additional facilities as discontinued operations which included one outdoor program and one therapeutic boarding school within its healthy living division and one outpatient facility within its recovery division. For the nine months ended September 30, 2009, the Company had classified a total of thirteen facilities as discontinued operations. During the nine months ended September 30, 2009, the Company consummated the sale of three facilities classified as held for sale.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net revenue	$609	$2,954	$3,257	$8,738
Operating expenses	1,160	3,896	4,728	11,764
Asset impairment	886	23,880	2,303	23,880
Loss on disposals	19	—	46	—
Loss before income taxes	(1,456)	(24,822)	(3,820)	(26,906)
Tax benefit	(429)	(8,618)	(1,197)	(9,342)

Loss from discontinued operations	$(1,027)	$(16,204)	$(2,623)	$(17,564)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

16. SEGMENT INFORMATION

Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its “youth division” with its “healthy living division.” The healthy living division was previously included as a component of “corporate/other.” There were no organizational changes to the Company’s recovery division.

The Company has two identified operating segments under the new organizational structure: recovery division and healthy living division. For segment reporting purposes, the Company’s two operating segments are its two reportable segments. All periods presented have been adjusted to give effect to the change in reportable segments.

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

The Company’s reportable segments are as follows:

Recovery-The recovery reportable segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: comprehensive treatment centers (“CTC”), inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2009, the recovery segment provided substance abuse and behavioral health services to patients at 98 facilities located in 21 states.

Healthy Living-The healthy living segment includes programs and treatment services for adolescent youth as well as treatment services for eating disorders and weight management serving all age groups. Adolescent and youth treatment services include therapeutic and educational programs for children and adolescents struggling with academic, emotional, and behavioral issues. As of September 30, 2009, the healthy living segment operated 25 youth educational facilities in 8 states, and its offerings include adolescent therapeutic boarding schools and youth experiential outdoor education programs and summer camps. As of September 30, 2009, the healthy living segment also operated 18 facilities in 9 states, one facility in the United Kingdom, and one facility in Canada which provided eating disorder treatment services, obesity treatment services, and weight loss programs.

Major Customers-No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information-The Company’s business operations are primarily in the United States.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net revenue:
Recovery division	$78,531	$78,808	$231,980	$232,500
Healthy living division	36,133	44,607	98,715	123,294
Corporate	60	56	186	239

Total consolidated net revenue	$114,724	$123,471	$330,881	$356,033

Operating expenses:
Recovery division	$52,753	$54,827	$159,939	$164,701
Healthy living division	59,917	182,331	125,437	259,155
Corporate	7,236	7,235	23,995	20,562

Total consolidated operating expenses	$119,906	$244,393	$309,371	$444,418

Operating (loss) income:
Recovery division	$25,778	$23,981	$72,041	$67,799
Healthy living division	(23,784)	(137,724)	(26,722)	(135,861)
Corporate	(7,176)	(7,179)	(23,809)	(20,323)

Total consolidated operating (loss) income	$(5,182)	$(120,922)	$21,510	$(88,385)

Operating (loss) income:
Total consolidated operating (loss) income	$(5,182)	$(120,922)	$21,510	$(88,385)
Interest expense, net	(11,519)	(13,110)	(35,337)	(40,132)
Other expense	—	(1)	(82)	(34)

Total consolidated (loss) income from continuing operations before income taxes	$(16,701)	$(134,033)	$(13,909)	$(128,551)

Capital expenditures:
Recovery division	$1,515	$3,175	$3,856	$8,890
Healthy living division	593	1,656	1,667	5,438
Corporate	489	1,271	1,729	4,258

Total consolidated capital expenditures	$2,597	$6,102	$7,252	$18,587

			September 30, 2009	December 31, 2008
Total assets:
Recovery division			$896,928	$899,360
Healthy living division			187,497	222,525
Corporate			49,818	47,290

Total consolidated assets			$1,134,243	$1,169,175

17. SUBSEQUENT EVENTS

The Company has evaluated events occurring from the balance sheet date of September 30, 2009 through the financial statements issuance date of November 16, 2009. During the evaluation period in October and November 2009, the Company elected to permanently close two programs within the healthy living division. In one case, a state agency temporarily suspended the program’s license after finding that the

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

program was in violation of licensing requirements; the state had commenced an investigation following a complaint. The Company disagrees with these findings and intends to contest the findings. In the second case, the state is investigating the circumstances involving a student fatality. The state required that the students be removed from the program to other programs pending the outcome of the investigation. Through September 30, 2009, the combined revenue from these two programs accounted for approximately $6.0 million.

As a result of the Company’s decision to close the programs, the Company expects that it will incur restructuring costs related to work-force terminations of approximately $0.4 million. Additionally, the Company expects that during the fourth quarter of 2009, it will incur non-cash impairment charges for intangible assets of approximately $6.9 million and non-cash impairment charges of approximately $0.5 million for fixed assets. Costs related to the closure of the two programs are estimated amounts which are subject to future revision as more information becomes available.

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

OVERVIEW

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its “youth division” with its “healthy living division”, formerly included as a component of “corporate/other.” There were no organizational changes to the Company’s recovery division.

We deliver our services through our two divisions, the recovery division and the healthy living division. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our healthy living division provides therapeutic and educational programs to underachieving young people through residential schools and wilderness programs. Our healthy living division also provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities. Our healthy living division and our recovery division are also our two reportable segments.

We have two operating segments: recovery division and healthy living division. As of September 30, 2009, our recovery division, which operates 29 inpatient and 69 outpatient facilities in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of September 30, 2009, our healthy living division, which operates 25 youth programs in 8 states and provides a wide variety of therapeutic and educational programs for underachieving young people. The healthy living division also operates 18 weight management facilities in 9 states, one facility in the United Kingdom and one facility in Canada with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

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

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately ten months. Alumni fee revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended September 30, 2009 and 2008, we generated 80.2% and 84.1% of our net revenue from non-governmental sources, including 65.1% and 69.5% from self payors, respectively, and 15.1% and 14.6% from commercial payors, respectively. During the nine months ended September 30, 2009 and 2008, we generated 80.7% and 84.0% of our net revenue from non-governmental sources, including 65.0% and 68.7% from self payors, respectively, and 15.7% and 15.2% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three and nine months ended September 30, 2009, our consolidated same-facility net revenue decreased by $9.9 million and $28.4 million, or 8.1% and 8.0%, respectively when compared to the comparable periods in 2008. On a consolidated basis, same-facility operating expenses decreased $5.2 million and $20.4 million or 6.2% and 8.1% respectively during the three and nine months ended September 30, 2009. “Same facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing. Healthy living division operating expenses include $2.3 million of asset impairments for the three months and nine months ended September 30, 2009 and $24.9 million and $142.2 million of goodwill impairment for the three months and nine months ended September 30, 2009 and 2008, respectively.

In October and November 2009, the Company elected to close two programs within the healthy living division. In one case, a state agency temporarily suspended the program’s license after finding that the program was in violation of licensing requirements; the state had commenced an investigation following a complaint. The Company disagrees with these findings and intends to contest the findings. In the second case, the state is investigating the circumstances involving a student fatality. The state required that the students be removed from the program to other programs pending the outcome of the investigation. Through September 30, 2009, the combined revenue from these two programs accounted for approximately $6.0 million.

As a result of the Company’s decision to close the programs, the Company expects that it will incur restructuring costs related to work-force terminations of approximately $0.4 million. Additionally, the Company expects that during the fourth quarter of 2009, it will incur non-cash impairment charges for intangible assets of approximately $6.9 million and non-cash impairment charges of approximately $0.5 million for fixed assets. Costs related to the closure of the two programs are estimated amounts which are subject to future revision as more information becomes available.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three and nine months ended September 30, 2009 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 in our Annual Report on Form 10-K.

Recently Adopted Accounting Guidance

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for the Company beginning with three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on the consolidated financial statements.

In April 2009, the FASB issued new disclosure guidance which requires enhanced interim period disclosures about the fair value of financial instruments. The new guidance requires disclosure of the methods and significant assumptions used to estimate fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The Company applied the new accounting pronouncements beginning with three and six months ended June 30, 2009, and is being applied prospectively. The adoption did not have a material impact on the consolidated financial statements.

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities, which became effective for the Company on January 1, 2009, and is being applied prospectively. As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. The adoption of the new disclosure requirements had no material impact on the consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on the consolidated financial statements, and the impact it will have on the consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on the consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation methods permitted by the guidance.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue unless otherwise indicated).

Statement of Income Data:	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Net revenue:
Recovery division	$78,531	68.5%	$78,808	63.8%	$231,980	70.1%	$232,500	65.3%
Healthy living division	36,133	31.4%	44,607	36.1%	98,715	29.8%	123,294	34.6%
Corporate	60	0.1%	56	0.1%	186	0.1%	239	0.1%

Total net revenue	114,724	100.0%	123,471	100.0%	330,881	100.0%	356,033	100.0%
Operating expenses:
Recovery division	52,753	46.0%	54,827	44.4%	159,939	48.3%	164,701	46.3%
Healthy living division[1]	59,917	52.2%	182,331	147.7%	125,437	37.9%	259,155	72.8%
Corporate	7,236	6.3%	7,235	5.9%	23,995	7.3%	20,562	5.8%

Total operating expenses	119,906	104.5%	244,393	198.0%	309,371	93.5%	444,418	124.8%
Operating income (loss):
Recovery division	25,778	22.5%	23,981	19.4%	72,041	21.8%	67,799	19.0%
Healthy living division	(23,784)	(20.7)%	(137,724)	(111.5)%	(26,722)	(8.1)%	(135,861)	(38.2)%
Corporate	(7,176)	(6.3)%	(7,179)	(5.8)%	(23,809)	(7.2)%	(20,323)	(5.7)%

Total operating income	(5,182)	(4.5)%	(120,922)	(97.9)%	21,510	6.5%	(88,385)	(24.8)%
Interest expense, net	(11,519)		(13,110)		(35,337)		(40,132)
Other expense	—		(1)		(82)		(34)

Loss from continuing operations before income taxes	(16,701)		(134,033)		(13,909)		(128,551)
Income tax expense (benefit)	993		(10,604)		1,171		(8,357)

Loss from continuing operations, net of tax	(17,694)		(123,429)		(15,080)		(120,194)
Loss from discontinued operations, (net of tax benefit of ($429) and ($8,618) in the three months ended September 30, 2009 and 2008, respectively, and ($1,197) and ($9,342) in the nine months ended September 30, 2009 and 2008, respectively)	(1,027)		(16,204)		(2,623)		(17,564)

Net loss	(18,721)		(139,934)		(17,703)		(137,758)
Less: Net income (loss) attributable to the noncontrolling interest	148		301		29		(57)

Net income attributable to CRC Health Corporation	$(18,869)		$(139,934)		$(17,732)		$(137,701)

(1)	Healthy living division operating expenses include $2.3 million of asset impairments for the three months and nine months ended September 30, 2009 and $24.9 million and $142.2 million of goodwill impairment for the three months and nine months ended September 30, 2009 and 2008, respectively.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated net revenue decreased $8.8 million, or 7.1%, to $114.7 million for the three months ended September 30, 2009 from $123.5 million for the three months ended September 30, 2008. Of the total net revenue decrease, healthy living contributed a decrease of $8.5 million, or 19.1%, consisting of decreases of $4.8 million and $3.5 million, or 21.6% and 27.9%, in adolescent therapeutic boarding schools and in adolescent outdoor programs, respectively. Revenue decreases in the healthy living division are primarily attributable to a decline in the demand for the services offered by the division. We believe decreases in demand are a result of a weak economy and the inability of families and individuals to access the credit markets and student loan markets to fund the tuition. Recovery division revenue remained flat year over year with revenue decreases in some facilities mostly offset by revenue increases in other facilities.

On a same facility basis, healthy living division net revenue decreased $9.2 million, or 20.8%. Of the $9.2 million decrease of same facility net revenue within our healthy living division, $4.8 million and $3.5 million, or 21.6% and 27.9%, was attributable to decreases in our adolescent residential boarding schools and adolescent outdoor programs respectively. The remaining decrease resulted from a decrease of $0.9 million in weight management revenues. On a same facility basis, recovery division revenue decreased $0.7 million or 1.0% primarily due to a $2.2 million revenue decrease in residential treatment centers partially offset by a $1.5 million revenue increase from comprehensive treatment centers (“CTCs”).

Consolidated operating expenses decreased $124.5 million, or 50.9%, to $119.9 million for the three months ended September 30, 2009 from $244.4 million in the same period of 2008. The $124.5 million decrease in operating expenses was primarily driven by decreases in non-cash, goodwill impairment charges of $117.3 million for the healthy living division.

After considering non-cash impairment charges, consolidated operating expenses decreased $9.4 million, or 9.3% year over year. Of the decrease in operating expenses, $2.1 million is attributable to the recovery division with $1.1 million related to decrease in salaries in and benefits and $1.0 million related to decreases in supplies, facilities, and other costs. The remaining $7.3 million is related to decrease in operating expenses within the healthy living division primarily driven by $4.6 million decrease in salaries and benefits and a decrease of $2.4 million related to supplies facilities and other. On a same facility basis, after considering non-cash impairment charges, healthy living division same facility operating expenses decreased $5.7 million or 16.1%. Of the $5.7 million decrease, $3.4 million was due to decreases in salaries and benefits with decreases of $1.6 million in adolescent residential boarding schools, $1.5 million in adolescent outdoor programs, and weight management contributing to the remaining $0.3 million decrease in same facility division salaries and benefits. The remaining $2.3 million decrease in healthy living division same facility operating expenses was primarily due to decreased expenditures within supplies, facilities and other costs of $0.7 million each in adolescent residential boarding schools and in adolescent outdoor programs, and $0.8 million in weight management. Same facility operating expenses within the recovery division decreased $1.8 million driven by expense decreases at residential facilities consisting of a $0.7 million decrease and a $1.1 million decrease in salaries and benefits and supplies, facilities, and other costs respectively.

Our consolidated operating margin was (4.5)% in the quarter ended September 30, 2009 compared to (97.9)% in the comparable period of 2008. The decrease in negative operating margin resulted from a decrease of $117.3 million in goodwill impairment year over year. On a same facility basis, our consolidated operating margin decreased to 29.9% in the quarter ended September 30, 2009 compared to 31.3% in the same quarter of 2008. On a same facility basis, healthy living division operating margin decreased to 9.4% in the quarter ended September 30, 2009 compared to 20.4% in the same period of 2008. Recovery division same facility operating margin increased to 39.1% in the quarter ended September 30, 2009 compared to 37.5% in the quarter ended September 30, 2008.

For the three months ended September 30, 2009, consolidated net loss from continuing operations decreased by approximately $105.7 million year over year resulting in a loss from continuing operations, net of tax, of $17.7 million compared to a loss from continuing operations, net of tax, of $123.4 million in the same period of 2008. The decrease in losses from continuing operations in 2009 compared to 2008 is primarily driven by decreases in non-cash impairment charges related to goodwill of $117.3 million.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated net revenue decreased $25.1 million, or 7.1%, to $330.9 million for the nine months ended September 30, 2009 from $356.0 million for the nine months ended September 30, 2008. Recovery division revenue remained flat year over year. Of the total net revenue decrease, the healthy living division contributed a decrease of $24.6 million, or 19.9%. The $24.6 million decrease consisted of revenue decreases of $10.3 million, or 30.9%, in adolescent outdoor programs and a decrease of $12.1 million, or 17.9%, in adolescent therapeutic boarding schools. The remaining $2.2 million decrease resulted from revenue decreases in weight management. Revenue decreases in the healthy living division are primarily attributable to lower revenue performance across the division due to a decline in demand as a result of the weak economy and the inability of families and individuals to access the credit markets and student loan markets to fund the tuition. The recovery division contributed a revenue decrease of $0.5 million, representing flat revenue growth year over year with revenue decreases in some facilities offset by revenue increases in other facilities.

On a same facility basis, our healthy living division net revenue decreased $25.4 million, or 20.7%. Of the $25.4 million decrease of same facility net revenue within our healthy living division, $12.1 million and $10.3 million, or 17.9% and 30.9% was attributable to our adolescent residential boarding schools and our adolescent outdoor programs, respectively. The remaining $3.0 million or 13.7% decrease in healthy living division revenue were due to revenue decreases of $3.0 million in weight management. Recovery division same facility revenue decreased $3.0 million or 1.3% primarily due to a $8.3 million or 5.5%, revenue decrease in residential treatment centers partially offset by a $5.3 million, or 6.6%, revenue increase in CTCs.

Consolidated operating expenses decreased $135.0 million, or 30.4%, to $309.4 million for the nine months ended September 30, 2009 from $444.4 million in the same period of 2008. The $135.0 million decrease in operating expenses was primarily driven by a decrease in non-cash, goodwill impairment charges of $117.3 million for the healthy living division.

Recovery division operating expenses decreased $4.8 million year over year or 2.9% primarily due to a $2.0 million decrease in salaries and benefits and a $2.5 million decrease in supplies, facilities, and other costs. After considering the above mentioned, non-cash impairment charges, the healthy living division operating expenses decreased of $18.7 million, or 16.0% primarily due to a $11.8 million decrease in salaries and benefits as well as by a decrease of $6.0 million decrease in supplies, facilities, and other operating costs. Corporate division operating expenses increased $3.4 million or 16.7% year over year due in part to restructuring activities inclusive of the consolidation of our administrative functions. On a same facility basis, healthy living division operating expenses decreased $15.9 million or 15.5%. Of the $15.9 million decrease, $10.1 million was due to decreases in salaries and benefits with decreases of $4.4 million in adolescent residential boarding schools, $4.5 million in adolescent outdoor programs, and weight management contributing to the remaining $1.2 million decrease in same facility division salaries and benefits. The remaining $5.8 million decrease in healthy living division same facility operating expenses was due to decreased expenditures within supplies, facilities and other costs of $2.4 million in adolescent residential boarding schools, $1.6 million in adolescent outdoor programs, and $1.8 million in weight management. For our recovery division, same facility operating expenses decreased $6.7 million or 4.5% driven by decreases of $3.4 million in salaries and benefits with residential treatment centers and CTC contributing decreases of $2.7 million and $0.7 million respectively. The remaining $3.3 million decrease was primarily due to decreases in supplies, facilities, and other costs primarily within residential treatment centers.

Our consolidated operating margin was 6.5% in the nine months ended September 30, 2009 compared to (24.8)% in the comparable period of 2008. The decrease in negative operating margin resulted from a decrease of $117.3 million in goodwill impairment year over year. On a same facility basis, our consolidated operating margin increased to 29.5% compared to 29.4% in 2008. Healthy living division same facility operating margin decreased to 8.8% in 2009 compared to 16.5% in 2008. The significant decrease in our healthy living division operating margin is primarily due to lower patient census resulting from the current weak economic environment. Recovery division same facility operating margin increased to 38.3% compared to 36.2% in 2008.

For the nine months ended September 30, 2009, consolidated net loss from continuing operations, net of tax, decreased by approximately $105.1 million year over year resulting in a loss from continuing operations of $15.1 million compared to a loss from continuing operations, net of tax, of $120.2 million in the same period of 2008. The decrease in losses from continuing operations in 2009 compared to 2008 is primarily driven by decreases in non-cash impairment charges related to goodwill of $117.3 million.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $8.1 million at September 30, 2009, compared to negative working capital of $14.5 million at December 31, 2008. The decrease in negative working capital from September 30, 2009 compared to December 31, 2008 is primarily attributed to an increase in cash of $3.9 million and an increase of $1.7 million in accounts receivables.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$29,559	$21,090
Net cash used in investing activities	(6,895)	(33,010)
Net cash (used in) provided by financing activities	(18,750)	9,816

Net increase (decrease) in cash	$3,914	$(2,104)

Cash provided by operating activities was $29.6 million for the nine months ended September 30, 2009 compared to cash provided by operating activities of $21.1 million during the same period in 2008.

Cash used in investing activities was $6.9 million for the nine months ended September 30, 2009 compared to $33.0 million in the same period of 2008. The decrease in cash used in investing activities primarily relates to a decrease in the additions of property and equipment and related to two acquisitions during the comparable period of the prior year.

Cash used in financing activities was $18.8 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $9.8 million for the same period in 2008. The increase in cash used in financing activities is primarily due to a net increase in repayments of the revolving line of credit.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of September 30, 2009, our senior secured credit facility was comprised of a $406.7 million senior secured term loan facility and a $100.0 million revolving credit facility. At September 30, 2009, the revolving credit facility had $42.6 million available for borrowing, $48.5 million outstanding and classified on our balance sheet as long term debt, and $8.9 million of letters of credit issued and outstanding. As part of the acquisition of the Company by investment funds managed by Bain Capital Partners, LLC, we issued $200.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2016 of which $177.3 million remained outstanding at September 30, 2009. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

We may expand existing recovery and healthy living facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. We have historically made and currently intend to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, if future financings are executed, we expect that such financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of September 30, 2009, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, our exposure to market risk has not changed materially since December 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2009, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

The Exhibit Index beginning on page 37 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009

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