Form 10-K
period 2009-12-31
CRC Health CORP
filed 2010-03-24
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of March 24, 2010 was 1,000.

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

Overview

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our services through our two divisions, our recovery division and our healthy living division. Our recovery division provides our substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our healthy living division provides therapeutic educational programs for underachieving young people through residential schools and wilderness programs. Our healthy living division also provides treatment services through its adolescent and adult weight management programs and its eating disorder facilities. As of December 31, 2009, our recovery division operated 100 treatment facilities in 21 states and treated approximately 27,500 patients per day, which we believe makes us the largest and most geographically diversified for-profit provider of substance abuse treatment. As of December 31, 2009, our healthy living division operated 42 programs in 15 states and two foreign countries. During the 2009 calendar year, the healthy living division enrolled approximately 4,500 students from families from all 50 states of the United States and from 120 foreign countries. Since our inception in 1995, we believe that we have developed a reputation for providing outstanding services and care and as a result have become a provider of choice throughout the communities we serve.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

Industry Overview

Addiction Disorders

Addiction is a chronic disease that adversely affects the lives of millions of Americans. One of the most common and serious addictions is substance abuse, which encompasses the abuse of alcohol and drugs. Without treatment, substance abuse can lead to depression, problems at home or work, and in some cases, physical injury or death. In 2003, expenditures for treatment of substance abuse in the United States totaled $21.0 billion and is projected to increase to $35.0 billion in 2014 (U.S. Department of Health and Human Services). In 2008, 23.1 million persons aged 12 or older needed treatment for an illicit drug or alcohol abuse problem (9.2% of persons aged 12 or older in the U.S.). Of these, 2.3 million (9.9% of those who needed treatment) received treatment at a specialty facility. Thus, 20.8 million persons (8.3% of the population aged 12 or older) needed treatment for an illicit drug or alcohol use problem but did not receive treatment at a specialty substance abuse facility in 2008 (2008 National Survey on Drug and Health sponsored by the Substance Abuse and Mental Health Services Administration). Furthermore, there is increasing recognition by private and public payors that failure to deliver early treatment for substance abuse and other behavioral issues generally results in higher acute-care hospital costs and can compound the negative effects of these issues over time. Treatment providers for the large and growing behavioral healthcare market, at both the adult and adolescent levels, are highly fragmented, with services to the adult population provided by almost 14,000 facilities of which only 25% are operated by for-profit organizations (2007 National Survey on Substance Abuse Treatment Services sponsored by the Substance Abuse and Mental Health Services Administration), and with services to the adolescent population provided primarily by single-site competitors and a handful of competitors of significantly lesser size. Due in part to the regulatory and land use hurdles of opening new substance abuse treatment facilities, we believe that supply of residential substance abuse treatment and therapeutic education services is constrained in the United States as evidenced by high industry-wide utilization rates.

Addiction is a complex, neurologically based, lifelong disease. While the initial behavior of addiction manifests itself through conscious choices, such behavior can develop into a long-term neurological disorder. There is no uniform treatment protocol for all substance abuse patients. Effective treatment includes a combination of medical, psychological and social treatment programs. These programs may be provided in residential and outpatient treatment facilities.

Adolescent Behavioral Disorders

According to the 2008 National Survey on Drug Use and Health (NSDUH), in 2005 and 2006, an estimated 8.7 million (34.5%) youths aged 12 to 17 reported that they engaged in at least one delinquent behavior in the past year, and from 2008 report NSDUH, “Major Depressive Episode among Youths Aged 12 to 17 in the U.S.: 2004 to 2006”, approximately 2.1 million adolescents, or 8.5% of the population had at least one major depressive episode. While the majority of adolescents successfully cope with these issues on their own, there are a growing number of adolescents who need help and support to successfully transition to a productive adulthood. Other developmental challenges faced by adolescents include learning disabilities, such as attention deficit hyperactivity disorder and obesity. According to the National Resource Center on Attention Deficit Hyperactivity Disorder, this condition affects 3% to 7% of school-age children, who in relation to their peers have higher rates of psychiatric and behavioral disorders. The National Health and Nutrition Examination Survey reports that approximately 16% of the population between the ages of 6 and 19 are overweight.

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

As many as 10 million people suffered from an eating disorder such as anorexia or bulimia in 2005. For females between fifteen to twenty-four years old who suffer from anorexia nervosa, the mortality rate associated with the illness is twelve times higher than the death rate of all other causes of death. It is estimated that 2 million people in the U.S. suffer from an eating disorder (excluding obesity) at any point in time. Only 10% of those who need treatment receive treatment and only 35% of those who get treatment receive treatment in an appropriate program or at the appropriate level of care.

Overweight and obesity is a significant health issue in the United States. In 2004, the U.S. Centers for Disease Control and Prevention ranked obesity as the number one health threat facing America. It is estimated that in 2005 approximately 37% of the adult population was overweight, 32% of the adult population was obese and 4.8% was morbidly obese. Overweight is defined as having a body mass index (BMI) of 25.0 to 29.9, obesity is defined as having a BMI of 30 or greater and morbid or extreme obesity is defined as a BMI of 40 or higher. Obesity increases a person’s risk for developing several serious obesity-related health conditions such as cardiovascular disease, hypertension, thyroid disease and diabetes.

Our Business

We deliver our services through our recovery and healthy living divisions. Effective January 1, 2009, we realigned our operations and internal organizational structure by combining our “youth division” with our “healthy living division.” Performance of our two reportable segments (recovery division and healthy living division) is evaluated based on profit or loss from operations (“segment profit”).

Recovery division

Our recovery division provides treatment services both on an inpatient and outpatient basis to patients suffering from chronic addiction diseases and related behavioral disorders. We operated 31 inpatient facilities and 15 outpatient and 54 comprehensive treatment clinics in 21 states as of December 31, 2009. The majority of our treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders and emotional trauma.

All of our treatment facilities and clinics are accredited by either JCAHO or CARF, making them eligible for reimbursement by third party payors, with the exception of Echo Malibu, portions of Sober Living by the Sea and our four State of Washington treatment clinics. Accreditation is being pursued for Bayside Marin, and additional Sober Living by the Sea programs. Our State of Washington treatment clinics are accredited by the State of Washington Division of Behavioral Health and Recovery. At this time accreditation for Echo Malibu is not being sought due to the nature of their payor profiles, which would not necessarily benefit from accreditation.

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

Our treatment facilities deliver care at various levels of intensity, which allows us to provide the appropriate services depending on the needs of the individual. We treat medically stable adult and adolescent patients. Upon admission, a patient enters an appropriate stage in our continuum of care depending on the patient’s diagnosis, the level and acuity of the disease and related treatment requirements. The patient may enter into one of a number of different levels of treatment depending on the patient’s needs such as detoxification, inpatient residential, partial inpatient, day treatment, extended care or outpatient.

Inpatient/Residential Treatment. We operated 31 residential facilities in 11 states. On average, our residential facilities have been operating for over 20 years. We have established strong relationships with referral sources and have longstanding ties to the local community and an extensive network of former patients and their families. Our residential treatment services are provided in a peaceful setting that is removed from the pressures, pace and temptations of a patient’s everyday life. Our inpatient facilities house and care for patients over an extended period (22 days on average) and typically treat patients from a broadly defined regional market. As of December 31, 2009, we had 1,923 available beds in our residential and extended care facilities and treated approximately 1,500 patients per day.

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

Following primary treatment, our extended care programs are typically inpatient facilities which allow clients to develop healthy and appropriate living skills while remaining in a safe and nurturing residential environment. Clients are supported in their recovery by a semi-structured living environment that allows them to begin the process of employment or to pursue educational goals and to take personal responsibility for their recovery. The structure of this treatment phase is monitored by a primary therapist who works with each client to integrate recovery skills and build a foundation of sobriety and a strong support system. Length of stay will vary depending on the client’s needs with a minimum stay of 30 days and could be up to one year if needed.

Outpatient and Intensive Outpatient Services. We provide outpatient substance abuse services at 69 treatment clinics in 17 states. Our clinics, which typically range in size from 3,000 to 7,000 square feet, are generally located within light commercial districts. As of December 31, 2009, our clinics treated on average approximately 25,900 patients on a daily basis.

During 2009, substantially all of our outpatient services were provided to individuals addicted to heroin and other opiates, including prescription analgesics. In 2009, 35 comprehensive treatment clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service, which we refer to as our COSAT services.

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

Other Services. Several other related behavioral diseases, in addition to substance abuse, represent large underserved markets to which our residential treatment services may be provided. The treatment model used at our residential facilities to treat substance abuse can also be applied to treat other compulsive behaviors such as trauma and abuse, chronic pain and sexual addiction/compulsivity, which a number of our facilities treat.

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

We engage in local marketing and direct-to-consumer internet marketing, coordinate intra-facility referrals and develop programs and content targeted at key referral sources on a national basis. Our National Resource Center (“NRC”) is a centralized call center located at our corporate headquarters that responds to inquiries from our online marketing efforts and facilitates cross-referrals.

Payor Mix. We generate our revenues from three primary sources: self payors, commercial payors such as managed care organizations, and government programs. We believe our strong relationships with third party payors and our industry experience allow us to obtain new contracts for new and acquired facilities which creates an opportunity to increase the number of patients that we treat.

Staffing and Local Management Structure. Our residential facilities are managed by an executive director experienced in substance abuse treatment services. Our executive directors have, on average, over 24 years of experience in healthcare and over ten years tenure at the treatment center they currently manage. The executive director is supported by a facility staff that consists of physicians, nurses, counselors, marketing professionals, reimbursement specialists, and administrative and facility maintenance employees. Our comprehensive treatment clinics are typically run by a clinic director experienced in substance abuse treatment services. A clinic director is supported by a staff that consists of a medical director, nurses, counselors and administrative employees.

Healthy living division

Our healthy living division provides a wide variety of therapeutic educational programs for adolescents through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Additionally, our healthy living division provides treatment services for eating disorders and obesity, each of which may be effectively treated through a combination of medical, psychological and social treatment programs.

Adolescent Services. We operated 24 programs in 8 states as of December 31, 2009, with services ranging from short-term intervention programs to longer-term residential treatment. Our programs are offered in boarding schools, residential treatment centers, outdoor experiential programs and summer camps. These programs exist at the intersection of education and therapy for adolescents who have demonstrated behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs and depression. Since most of the targeted customer base for these programs faces a wide range of interrelated academic, emotional and behavioral disorders, our ability to offer a seamless continuum of care for a multitude of problems is an important competitive differentiator for us. All of our residential programs and approximately one half of our outdoor programs are accredited by an educational accreditation program, such as the Southern Association of Colleges and Schools (SACS). We are also in the process of pursuing CARF accreditation for a number of our adolescent programs.

Adolescent Residential Programs. We operated 17 residential programs in 7 states as of December 31, 2009. These programs are typically operated in traditional boarding school environments where a unique plan is crafted for each student that combines group therapy, individual counseling and specialized therapeutic experiences, such as equine therapy, which are designed to build the student’s personal and emotional skills. We treat both adolescents and young adults in our residential programs. Our residential programs provide a range of services. Our programs focus primarily on therapeutic programming and a strong peer environment to help students overcome self-defeating behaviors and acquire and practice positive behaviors. In addition, we have a number of programs that are tailored to students with attention deficit hyperactivity disorder, learning disabilities or acute emotional issues, and offer structured education in an intimate academic environment that emphasizes personalized student attention and development of organizational and social skills. Parent seminars and family resolution conferences play an important role in building mutually respectful and responsible relationships and preparing the student to face the real world challenges they face upon completion of the program. Each of our residential programs follows an accredited middle school, high school or college preparatory curriculum over a length of stay ranging from one to 17 months with an average duration of approximately nine months. Admissions are accepted year-round, subject to capacity, and campus sizes range from 17-132 students at both single gender and co-ed campuses.

Adolescent Outdoor Programs. We operated 7 outdoor programs in 4 states as of December 31, 2009. Outdoor programs emphasize student exposure to, and interaction with, natural environments and are based on either a base camp format, where students are housed in fixed structures between camping expeditions, or an expedition-only format. These programs are designed for adolescents and/or young adults who have typically undergone an acute personal crisis and require immediate intervention in a short-term, high-impact therapeutic program that emphasizes experiential learning and individualized counseling as a catalyst for positive behavioral change. Students enrolled in an outdoor program experience the challenges of living and working together in the outdoors as a means of identifying and working through internal conflicts and emotional obstacles that have kept them from responding to parental efforts, schools and prior treatment. In some cases, academic credit is offered upon completion of the program.

Payor Mix. Substantially all of our revenues are from self payors.

Adolescent Staffing and Local Management Structure. A typical youth treatment program is managed by an executive director experienced in education or other clinical areas, and many of our executive directors hold post-graduate degrees. Our executive directors have on average over 17 years of experience in education/healthcare and over seven years tenure at the treatment center they currently manage. The executive director is supported by a staff that consists of therapists, clinical professionals, teachers, counselors, field staff, admissions, finance and operational personnel as well as administrative and maintenance employees.

Adolescent Online Services. As part of a student’s participation in one of our youth treatment programs, we utilize a “parent check-in” website that provides parents with updated progress reports, pictures and school event information. This website is designed to allow families to participate in the student’s progress at the program, and assist with the eventual transition of the student back to home life upon completion of the program.

Eating Disorder Treatment and Weight Management Services

Eating Disorder Treatment. We operated 4 residential eating disorder facilities/programs in 3 states as of December 31, 2009. The total number of beds as of December 31, 2009 was 36. Our residential facilities are located in home-like settings with scenic and peaceful surroundings and provide individuals with a variety of treatment options focusing on their individual needs. The full range of services includes residential inpatient, day program and intensive outpatient treatment for anorexia nervosa, bulimia nervosa, binge eating and related disorders. All of our residential facilities are accredited by CARF, making them eligible for reimbursement by third party payors.

Weight Management Programs. We operate a number of different types of weight loss programs for adults and adolescents. Recognizing that weight loss management is a complex behavioral and biological struggle, our comprehensive and intensive weight management programs provide people with the necessary tools, decision-making skills and behavioral strategies to control weight permanently.

Structure House, our residential weight loss facility for adults offers a behavioral approach to weight loss and healthy lifestyle change. As of December 31, 2009, this facility had 92 available beds. Emphasizing a medically sound approach to healthy living, Structure House provides individual nutrition counseling, behavioral workshops, exercise and individual sessions with a psychologist to empower participants and teach them how to integrate healthy eating principles into their daily lives.

We operate two year-round residential weight loss schools and eleven summer weight loss camps in eight states, Canada and the United Kingdom for adolescents. These programs are intended for the growing number of obese adolescents for whom traditional weight loss methods have been unsuccessful. Our year-round weight loss schools are the nation’s first therapeutic boarding schools specifically designed for obese adolescents and young adults, and feature a full academic program in addition to a therapeutic weight loss program. The residential schools, as well as our summer weight loss camps, employ scientific weight loss methods that are designed to maximize long-term behavioral change as a catalyst to substantial and sustained weight loss. These programs include intensive cognitive-behavioral therapy, a low fat, low energy density diet, high physical activity and an integrated nutritional and academic educational program. By participating in a research-based diet and activity management program, and intensive training on the skill sets and behaviors necessary for weight control, students are returned to a normal weight and learn to change to a wide range of behaviors, starting with diet and activity, but including self-esteem, mood, affect and outlook.

Referral Base and Marketing. Patients are referred to our eating disorder treatment and weight management facilities through a number of different sources, including healthcare practitioners, public programs, other treatment facilities, managed care organizations and emergency departments. We receive a large number of weight loss patient referrals generated from our web sites and the public relations efforts of our marketing staff. We devote significant resources to establishing strong relationships with a broad array of potential referral sources at the local and national level. No single referral source resulted in a significant portion of our revenues.

We engage in local marketing and direct-to-consumer internet marketing, coordinate intra-facility referrals and develop programs and content targeted at key referral sources on a national basis. Our NRC responds to inquiries from our online marketing efforts and facilitates cross-referrals.

Payor Mix. For our weight management business, we generate our revenues primarily from self payors. We also receive revenues for our eating disorder services from commercial payors. We believe our strong relationships with third party payors and our industry experience allow us to obtain and increase the number of new contracts for our eating disorder business which will provide us with an opportunity to increase the number of patients that we treat.

Staffing and Local Management Structure. A typical eating disorder or adult weight management residential facility is managed by an executive director experienced in treatment services. Our executive directors have, on average, over 10 years of experience in healthcare. The executive director is supported by a facility staff that consists of physicians, nurses, counselors, marketing professionals, reimbursement specialists, and administrative and facility maintenance employees. Our adolescent weight management programs are managed by an executive director experienced in education or other clinical areas, and many of our executive directors hold post-graduate degrees. The executive director is supported by a staff that consists of therapists, clinical professionals, teachers, counselors, field staff, admissions, finance and operational personnel as well as administrative and maintenance employees.

Competition

Treatment providers for the large and growing substance abuse treatment market are highly fragmented, with services being provided by over 13,000 different facilities of which approximately only 26% are operated by for-profit organizations. The primary competitive factors in the substance abuse treatment industry include the quality of programs and services, charges for programs and services, geographic proximity to the patients served, brand and marketing awareness and the overall responsiveness to the needs of patients, families and payors. Our recovery division competes against an array of local competitors, both private and governmental, hospital-based and free standing and for-profit and non-profit facilities. Most of our residential facilities compete within local or regional markets. Sierra Tucson, Life Healing Center and Bayside Marin, three of our residential treatment facilities for addiction and other behavioral disorders compete in both national and international markets with other nationally known substance abuse treatment facilities such as the Betty Ford Clinic and Hazelden.

Providers of adolescent treatment services are also highly fragmented with services being provided by over 500 different facilities. Our adolescent division competes with a large number of single-site businesses that lack our name recognition and management resources, as well as a handful of larger companies who have divisions that provide youth treatment programs, such as the youth programs of Universal Health Services, Second Nature and Three Springs.

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

Technology Infrastructure

We utilize computer systems for billing, general ledger and all corporate accounting. As of December 31, 2009, we expect to invest $5.0 million over the next 24 months to finalize implementation of a company-wide customer relationship management system, to expand our data centers, and to continue our investment, initiated in 2007, for the implementation of a comprehensive and fully integrated system encompassing clinical, marketing, regulatory, financial and management reporting systems.

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

Licensure, Accreditation and Certification

All of our recovery division treatment facilities must be licensed under applicable state laws. Licensing requirements typically vary significantly by state and by the services provided. Licensure requirements generally relate to the provider’s qualifications, the adequacy of care and other matters, including: its equipment, personnel, staff-to-patient ratios, operating policies and procedures, fire prevention, maintenance of adequate records, rate-setting and compliance with building codes and environmental protection laws. In addition, all of our facilities that handle and dispense controlled substances are required to register with the U.S. Drug Enforcement Administration (DEA), and are required to abide by DEA regulations regarding such controlled substances. The DEA also requires that our comprehensive treatment clinics be certified by the Substance Abuse and Mental Health Services Administration (SAMSHA), in order to provide opiate treatment. In addition, our treatment facilities that participate in government healthcare payment programs such as Medicaid must apply to the appropriate government agency and be certified to participate in the program.

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

Our healthy living, adolescent treatment programs and adolescent weight management programs must comply with state and local laws that vary based on the locations in which they operate. A typical adolescent youth services or adolescent weight management program will be subject to licensure by the state department of education or health services, as well as local land use and health and safety laws. In addition, approximately one half of our youth treatment programs are accredited by an educational accreditation program, such as the Southern Association of Colleges and Schools (SACS). We are also in the process of pursuing CARF accreditation for a number of our adolescent treatment programs. A number of our youth programs within our healthy living division maintain federal land use permits for their outdoor education and ranching activities.

Our eating disorder facilities within the healthy living division are subject to licensure by the state department of health services. In addition, the facilities and programs that are accredited must comply with the guidelines of the applicable accrediting agencies.

We believe that all of our facilities and programs are in substantial compliance with current applicable federal, state and local licensure and certification requirements. In addition, we believe that all are in compliance with the standards of the agencies, including JCAHO and CARF, which have accredited them. Periodically, federal, state and accreditation regulatory organizations conduct surveys of our facilities and may find from time to time that a facility is out of compliance with certain requirements. Upon receipt of any such finding, the facility timely submits a plan of correction and corrects any cited deficiencies.

Fraud, Abuse and Self-Referral Laws

Many of our facilities in our recovery division must comply with a number of laws and regulations because such facilities participate in government healthcare payment programs such as Medicare and Medicaid. The anti-kickback provision of the Social Security Act, or the anti-kickback statute, prohibits certain offers, payments or receipt of remuneration in return for referring patients covered by federal healthcare payment programs or purchasing, leasing, ordering or arranging for or recommending any services, good, item or facility for which payment may be made under a federal healthcare program. As a result, dealings by facilities that participate in such government programs with referring physicians and other referral sources, including employment contracts, independent contractor agreements, professional service agreements, joint venture agreements and medical director agreements, are all subject to the anti-kickback statute. The anti-kickback statute has been interpreted broadly by federal regulators and certain courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Violations of the anti-kickback statute may be punished by criminal or civil penalties, exclusion from federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved. The Office of Inspector General (OIG) of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. The OIG has published regulations describing activities and business relationships that would be deemed not to violate the anti-kickback statute, known as “safe harbor” regulations. We use our best efforts to comply with applicable safe harbors.

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

Individuals may also bring an action on behalf of the government under the “whistleblower” or “qui tam” provisions of the federal False Claims Act. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. These provisions allow for the private party that identified the violation to receive a portion of the sums the provider is required to pay. This whistleblower structure has encouraged some private companies to go into the business of detecting and reporting potential fraud and abuse.

Privacy and Security Requirements

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under the Drug Abuse Prevention, Treatment and the Rehabilitation Act of 1979 and Health Insurance Portability and Accountability Act of 1996 (HIPAA) contain provisions that:

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

Employees

As of December 31, 2009, we employed approximately 4,405 people throughout the United States. Approximately 3,965 of our employees are full-time and the remaining approximately 440 are part-time employees. There were approximately 2,781 employees in our recovery division and 1,471 employees in our healthy living division. The remaining approximately 153 employees are in corporate management, administration and other services. Certain of our employees are represented by a labor union.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge, on our website at http://www.crchealth.com/investor-relations.php, as soon as reasonably practicable after CRC electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission.

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

Business Risks

Unfavorable economic conditions have and could continue to negatively impact our revenues.

Economic conditions have negatively impacted our revenues. If the economic downturn continues or deteriorates further or if other adverse economic conditions arise such as inflation, it could have a material adverse effect on our business. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. Substantially all of the revenue from our healthy living division and certain residential treatment facilities such as Sierra Tucson and our extended care facilities is derived from private-pay funding. In addition, a substantial portion of our revenue from our comprehensive substance abuse treatment clinics is from self-payors. In 2009, we experienced a significant decrease in demand for services in our healthy living division as a result of declining economic conditions and the inability of families to access the credit markets to fund tuition. A sustained downturn in the U.S. economy has, and could continue to, restrain the ability of our patients and the families of our students to pay for our services in all of our divisions. Other risks that we face as a result of general economic weakness include potential declines in the population covered by health insurance and patient decisions to postpone care. Moreover, reduced revenues as a result of a softening economy may also reduce our working capital and interfere with our long-term business strategy.

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

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, raise additional capital to fund our operations and to react to changes in the economy or our industry.

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2009 (in thousands):

Term Loans and Revolving Line of Credit (1)	$452,149
Senior Subordinated Notes	175,690
Other	3,237

Total Debt	$631,076

Total Stockholder’s Equity	$288,542

(1)	In addition, as of December 31, 2009, we had $8.9 million of letters of credit outstanding under our revolving line of credit leaving approximately $44.6 million available for additional borrowings under our revolving credit facility. The revolving line of credit commitment expires on February 6, 2012.

Our parent company has incurred $147.4 million of indebtedness as of December 31, 2009 pursuant to which an interest payment of $80 million is due in May 2012. Additionally, we had additional indebtedness related to discontinued operations of $2.1 million in seller notes and $0.1 million in lessor financing. During 2009 we incurred $44.2 million in interest expense on our indebtedness including term loans, revolving line of credit, seller notes, senior subordinated notes and interest rate swaps. At December 31, 2009, we recognized a liability of $8.7 million related to its interest rate swaps. Our substantial indebtedness and the indebtedness of our parent company could make it more difficult for us to satisfy our obligations with respect to our indebtedness, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

Our ability to make payments, to refinance our indebtedness, and to fund planned capital expenditures and other general corporate matters will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

For 2009, we derived approximately 19.9% of our revenue from government programs and 80.1% of our revenue from non-government payors such as self pay, managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid and Medicare, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. They also tend to pay on a slower schedule. Thus, while 19.9% of our revenue was attributable to governmental payors, such payors accounted for 38.3% of our gross accounts receivable as of December 31, 2009. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles further, our cash flow from operations could be negatively affected.

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

Our debt financing agreements contain a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, create liens on our assets, restrict our ability to engage in sale and leaseback transactions, mergers, acquisitions or asset sales and make investments. Under some circumstances, these restrictive covenants may not allow us the flexibility we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that could benefit our business. In addition, we are required under our senior secured credit facility to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit facility and in our being unable to borrow additional amounts under our revolving facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our senior secured credit facility, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit facility. In such an event, we could not assure that we would have sufficient assets to pay amounts under our secured indebtedness.

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

Unfavorable student loan markets and the lack of available credit have and could continue to negatively impact our revenues in our healthy living division.

Many students attending therapeutic boarding school in our healthy living division obtain private loans from lenders to finance a portion of their education. In response to the tightening in the credit markets over the last few years, many lenders are no longer making student loans available or have announced that they will apply more stringent lending standards for private student loans. In addition, some of the families of our students in our healthy living division rely on third-party loans, including additional home loans, to fund the cost of tuition at our programs. The unavailability of these loans has and could continue to interfere with the ability of private-pay customers to afford our programs, and may harm our operating results. Continued tightening of the credit markets has and could continue to result in financing difficulties for those students who rely on private student loans and the credit markets and could adversely impact our revenues.

We derive a significant portion of our revenue from key treatment programs that are located in Pennsylvania, California, Arizona, North Carolina and Utah which makes us particularly sensitive to regulatory and economic conditions in those states.

For 2009, Pennsylvania facilities accounted for approximately 13.3% of our total revenue, our California facilities accounted for approximately 12.1% of our total revenue, our Arizona facilities accounted for approximately 11.0% of our total revenue, our North Carolina facilities accounted for approximately 10.8% of our total revenue, and our Utah facilities accounted for approximately 10.3% of our total revenue. If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

We may have difficulty operating and integrating treatment facilities and youth programs that we acquire. This may disrupt our business and increase our costs and harm our operating results.

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

We may have difficulty opening new treatment facilities and/or youth programs and operating them profitably. We have limited experience in opening new residential treatment facilities. If we are unable to execute our strategy, our growth may be restrained and our operating results could be adversely affected.

Our growth strategy includes developing and opening new treatment facilities and youth programs and to date, we have limited experience in doing so. Planning and opening new treatment facilities and youth programs in each of the recovery and healthy living divisions can be complex, and may be delayed and, in some circumstances, prevented by a variety of forces, including local zoning and land use regulation, health facility licensing, certificate of need requirements, community opposition and other political issues. Healthcare laws and other rules and regulations may also impede or increase the cost of opening new programs. If we are unable to open new treatment programs on time and on budget, our rate of growth and operating results may be adversely affected.

Even if we are able to open new facilities and programs, we may not be able to staff them or integrate them into our organization. In addition, there can be no assurance that once completed, new facilities and programs will achieve sufficient patient census or student enrollment to generate operating profits. Developing new programs, particularly residential facilities and programs, involves significant upfront capital investment and expense and if we are unable to attract patients and/or students quickly and/or enter into contracts or extend our existing contracts with third-party payors for these programs, these programs may not be profitable and our operating results could be adversely affected.

Changes to federal, state and local regulations could prevent us from operating our existing facilities or acquiring additional facilities or could result in additional regulation of our operations which may cause our growth to be restrained, an increase in our operating expenses and our operating results to be adversely affected.

Federal, state and local regulations determine the capacity at which our therapeutic education programs for adolescents may be operated. Some of our programs in our healthy living division rely on federal land use permits to conduct the hiking, camping and ranching aspects of these programs. State licensing standards require many of our programs to have minimum staffing levels, minimum amounts of residential space per student and adhere to other minimum standards. Local regulations require us to follow land use guidelines at many of our programs, including those pertaining to fire safety, sewer capacity and other physical plant matters.

In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. For example, in 2008, Indiana passed legislation imposing new regulations affecting our operations. Further, in 2009, legislators in California, West Virginia and Pennsylvania sponsored legislation that could impact our operations and increase our operating expenses. In addition, U.S. Representative Miller introduced federal legislation in April 2008, which, if adopted, would impose an additional layer of federal regulation on all private residential and outdoor treatment programs for youth under the age of 18. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth and harm our operating results.

State and local regulation of the construction, acquisition or expansion of treatment facilities and youth programs could prevent us from opening or acquiring additional treatment facilities and youth programs or expanding or renovating our existing treatment facilities and youth programs, which may cause our growth to be restrained and our operating results to be adversely affected.

Some states have enacted laws which require prior approval for the construction, acquisition or expansion of treatment facilities and youth programs, or for other capital expenditures such as the acquisition of certain kinds of equipment. In giving approval, these states consider the need for additional or expanded treatment facilities or services. In the states of North Carolina, West Virginia and Indiana, in which we currently operate, certificates of need may be required to be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered. Other states in which we now or may in the future operate may also require certificates of need under certain circumstances not currently applicable to us, or may impose standards and other health planning requirements upon us.

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

Currently, we only have one facility represented by a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreements were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our business. The Employee Free Choice Act of 2007 (“EFCA”), which was passed in the U.S. House of Representatives in 2008, or a variation of such bill could be enacted in the future and could have an adverse impact on our business.

Our treatment facilities are sometimes subject to attempts by local or regional governmental authorities and local area residents to force their closure or relocation.

Property owners and local authorities have attempted, and may in the future attempt, to use or enact zoning ordinances to eliminate our ability to operate a given treatment facility or program. Local governmental authorities in some cases also have attempted to use litigation and the threat of prosecution to force the closure of certain of our clinics. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed. In addition, such actions may require us to litigate which would increase our costs.

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

For 2009, our Sierra Tucson facility represented approximately 9.5% of our total revenue and approximately 56.7% of our operating income before corporate and divisional overhead. Historically, our Sierra Tucson facility has had a high occupancy rate as well as a favorable average length of stay and price of treatment which made it our most profitable facility for 2009. As discussed above, we rely primarily on self payor patients at our Sierra Tucson facility. We have experienced a significant decrease in demand at certain facilities as a result of the inability of patients and students to pay for our services due to tightening credit markets and the downturn in the U.S. economy. Should Sierra Tucson’s revenues or profitability decline as a result of the inability or unwillingness of patients to pay for the services or for other reasons or its operations be interrupted, our total revenue and profitability would likely decline. For example, a terrorist act, significant terrorist threat or other disruption to air travel may reduce the willingness or ability of Sierra Tucson’s national and international patient base to travel to the facility or a fire or other casualty loss could interrupt its operations. These events could negatively affect our consolidated operating results.

Accidents or other incidents involving the students at our youth treatment facilities within our healthy living divisions, or those of our competitors, may adversely affect our revenues and operating results directly or through negative public perception of the industry.

Accidents resulting in physical injuries to our students or staff, or incidents that attract negative attention to the youth treatment industry generally, such as those involving death or criminal conduct against, or by a student could result in regulatory action against us, including but not limited to the suspension of our license, possible legal claims and lost referrals or student withdrawals. For example, at one of our youth programs within our healthy living division, we received notice of an investigation by the state, department of human services due to the death of one of our students. In connection with such an investigation, the department requested that we remove all students. Similar accidents or incidents at programs operated by our competitors could negatively impact public perception of the therapeutic education industry and harm our operations as well. No assurance can be given that accidents or other incidents at our programs or those of our competitors will not adversely affect our operations.

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

We compete directly with a wide variety of non-profit, government and for-profit treatment providers, and this competition may intensify in the future. Non-profit and government providers may be able to offer competitive services at lower prices, which may adversely affect our revenue in regional markets and service categories. In addition, many for-profit providers are local, independent operators with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers. Our healthy living division competes against a small number of multiple-location providers, such as Universal Health Services, Second Nature and Three Springs, as well as a number of independent operators. These providers compete with us not only for referrals, but also for qualified personnel, and in some cases our personnel have resigned their positions with us to operate programs of their own. We may also face increasing competition from new operators which may adversely affect our revenue and operating results in impacted markets.

As a provider of treatment services, we are subject to claims and legal actions by patients, students, employees and others, which may increase our costs and harm our business.

We are subject to medical malpractice and other lawsuits based on the services we provide. In addition, treatment facilities and programs that we have acquired, or may acquire in the future, may have unknown or contingent liabilities, including liabilities related to care and failure to comply with healthcare laws and regulations, which could result in large claims, significant defense costs and interruptions to our business. These liabilities may increase our costs and harm our business. A successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability. Furthermore, we maintain a $0.5 million deductible per claim under our workers’ compensation insurance, and an increase in workers compensation claims or average claim size may also increase our costs and reduce our profitability. Our insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

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

Borrowers of our loan program may default, resulting in loss.

We maintain a private loan program pursuant to which our students and/or patients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. As of December 31, 2009, there were $4.0 million outstanding in loans. The loans are unsecured. If the borrowers default on these loans, we will incur losses.

We have a limited history of profitability, have incurred net losses in the past and may incur substantial net losses in the future.

We began operations in August 2002, and our predecessor organizations began operations in September 1995. We recorded net losses in 2002, 2003 and 2006 of approximately $11.5 million, $1.6 million and $35.5 million, respectively, primarily as a result of transaction costs and the write-off of capitalized financing costs. For 2007, 2008 and 2009 we recorded a net profit of approximately $1.5 million, a net loss of $141.9 million, and a net loss of $26.6 million respectively. We cannot assure that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

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

Licensure, accreditation and certification

In order to operate our business, our treatment facilities for substance abuse must obtain the required state and federal licenses and certification as well as, in most cases, accreditation from JCAHO or CARF. In addition, such licensure, certification and accreditation are required to receive reimbursement from most commercial and government payors. If our programs are unable to maintain such licensure, certification and accreditation, our revenue may decline, our growth may be limited and our business may be harmed.

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

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses, loss of payment for past services and exclusion from Medicaid programs, which could harm us. Approximately 19.9% of our revenue for 2009 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

Privacy and security requirements

There are numerous federal and state regulations such as the federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 and the Health Insurance Portability and Accountability Act of 1996 (HIPAA) addressing patient information privacy and security concerns. Compliance with these regulations can be costly and requires substantial management time and resources. Our failure to comply with HIPAA privacy or security requirements could lead to civil and criminal penalties and our business could be harmed.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Recovery division. The following tables list our residential treatment facilities, as of December 31, 2009.

Program	City	State	Owned /Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Bayside Marin (with multiple licensed treatment programs)	San Rafael	CA	Leased
Brandywine	Kennett Square	PA	Owned
Burkwood	Hudson	WI	Owned
Camp Recovery Center	Scotts Valley	CA	Owned
Echo Malibu	Malibu	CA	Leased
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned
Life Healing Center	Santa Fe	NM	Owned
New Life Lodge	Burns	TN	Owned
New Life Lodge Extended Care Program	Burns	TN	Leased
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea—Extended Care	Newport Beach	CA	Leased
Sober Living by the Sea—Sunrise Ranch	Riverside	CA	Leased
Sober Living by the Sea—Victorian	Newport Beach	CA	Leased
Sober Living by the Sea—The Rose	Newport Beach	CA	Leased
Sober Living by the Sea—The Landing	Newport Beach	CA	Leased
Starlite Recovery Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wellness Resource Center	Boca Raton	FL	Leased
White Deer Run (WDR)—Allenwood	Allenwood	PA	Owned
WDR—Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamsburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
WDR—York/Adams	York	PA	Leased
Wilmington Treatment Center	Wilmington	NC	Owned

Outpatient Treatment Facilities

Azure	Sacramento	CA	Leased
Bayside Marin	San Rafael	CA	Leased
Camp San Jose	San Jose	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
Sober Living—Costa Mesa	Costa Mesa	CA	Leased
Wilmington—Myrtle Beach	Myrtle Beach	NC	Leased
Wilmington—Wilmington	Wilmington	NC	Leased
Wilmington—Shallotte	Shallotte	NC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Altoona	Altoona	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased

Recovery division. The following table lists our comprehensive treatment centers by state and number, as of December 31, 2009.

State	Clinics	Owned / Leased
California	12	All clinics leased
Delaware	1	All clinics leased
Georgia	1	Leased
Indiana	5	All clinics leased
Kansas	1	Leased
Louisiana	1	Leased
Maryland	3	All clinics leased
North Carolina	3	All clinics leased
Oregon	5	All clinics leased
Pennsylvania	2	All clinics leased
Tennessee	1	Leased
Virginia	3	All clinics leased
Washington	4	All clinics leased
West Virginia	7	All leased except for one owned property
Wisconsin	5	All clinics leased

Total	54

Healthy living division. The following table lists our youth treatment programs within our healthy living division as of December 31, 2009.

Program	City	State	Owned /Leased
Residential Treatment Centers

Aspen Institute for Behavioral Assessment	Syracuse	UT	Leased
Aspen Ranch	Loa	UT	Leased
Island View	Syracuse	UT	Leased
Pine Ridge Academy	Jordan	UT	Leased
SunHawk Adolescent Recovery Center	St George	UT	Leased
Turn-About Ranch	Escalante	UT	Owned/Leased
Youth Care	Draper	UT	Owned/Leased

Therapeutic Boarding Schools

Academy at Swift River	Cummington	MA	Leased
Bromley Brook School	Manchester	VT	Leased
Copper Canyon Academy	Rimrock	AZ	Leased
New Leaf Academy of Oregon	Bend	OR	Leased
New Leaf Academy of North Carolina	Hendersonville	NC	Leased
NorthStar Center	Bend	OR	Leased
Oakley School	Oakley	UT	Leased
Stone Mountain School	Black Mountain	NC	Leased

Special Learning Needs

Camp Huntington	High Falls	NY	Leased
Talisman Summer Camps	Zirconia	NC	Leased

Outdoor Programs

Adirondack Leadership Expeditions	Saranac Lake	NY	Leased
Aspen Achievement Academy	Loa	UT	Leased
Four Circles Recovery Center	Horseshoe	NC	Leased
Outback Therapeutic Expeditions	Loa	UT	Leased
Passages to Recovery	Loa	UT	Leased
SUWS of the Carolinas / Phoenix Outdoor	Old Fort	NC	Leased
SUWS of Idaho	Shoshone	ID	Leased

Healthy living division. The following table lists our eating disorder facilities, residential weight management program, and weight management schools and camps as of December 31, 2009.

Program	City	State	Owned /Leased
Eating Disorder Facilities

Montecatini	Carlsbad	CA	Owned
Montecatini IOP	Carlsbad	CA	Leased
Center for Hope of the Sierras	Reno	NV	Owned/Leased
Carolina House	Durham	NC	Owned

Residential Weight Management Program

Structure House	Durham	NC	Owned

Weight Management Schools and Camps

Wellspring Academy of the Carolinas	Brevard	NC	Leased
Wellspring Academy of California	Reedley	CA	Leased
Wellspring Adventure Camp NC	Canton	NC	Leased
Wellspring Family Camp	Village of Pinehurst	NC	Leased
Wellspring California	La Jolla	CA	Leased
Wellspring Florida	St. Petersburg	FL	Leased
Wellspring Hawaii	Captain Cook	HI	Leased
Wellspring New York	Saranac Lake	NY	Leased
Wellspring Pennsylvania	Saltsburg	PA	Leased
Wellspring Texas	San Marcos	TX	Leased
Wellspring Wisconsin	Platteville	WI	Leased
Wellspring UK	Exeter	UK	Leased
Wellspring Vancouver	Vancouver, BC	Canada	Leased

Our properties are owned and or leased by our recovery division and healthy living division. All owned property is subject to a security interest under our senior secured credit facility. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.	Legal Proceedings

We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that could have a material adverse effect on our financial condition or results of operations.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. We are a wholly owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock.

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

Set forth below is selected historical consolidated financial information at the dates and for the periods indicated. The summary of historical financial information as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 has been derived from our audited financial statements. The date of the purchase of our company by investment funds managed by Bain Capital was February 6, 2006, but for accounting purposes and to coincide with our normal financial accounting closing dates, we have utilized February 1, 2006, as the effective date of the close of the transaction. As a result, we have reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company (“Predecessor”) and for all periods from and after February 1, 2006 as those of the Successor Company (“Successor”) due to the resulting change in the basis of accounting. For the purpose of presenting a comparison of our 2006 results to all other years, we have presented the year ended December 31, 2006 as the mathematical addition of our operating results for January 2006 to the operating results of the eleven months ended December 31, 2006. This approach is not consistent with generally accepted accounting principles and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of this management’s discussion and analysis of financial condition and results of operations, however, management believes that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

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

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Combined Year Ended December 31, 2006	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005
Statement of Operations Data:
Net revenue	$429,590	$454,204	$429,711	$263,440	$243,962	$19,478	$204,834
Operating expenses (1)	$399,169	$536,121	$368,241	$255,100	$197,211	$57,889	$156,718

Operating income (loss)	$30,421	$(81,917)	$61,470	$8,340	$46,751	$(38,411)	$48,116
Interest expense	(44,158)	(54,104)	(60,262)	(43,844)	(41,338)	(2,506)	(19,744)
Gain on debt repurchase and other financing costs	—	8,086	—	(10,655)	—	(10,655)	(2,185)
Other (expense) income	(82)	1	(1,771)	167	112	55	2,232

Loss from continuing operations before income taxes	$(13,819)	$(127,934)	$(563)	$(45,992)	$5,525	$(51,517)	$28,419
Income tax expense (benefit)	4,016	(6,276)	1,007	(9,800)	2,672	(12,472)	10,741

(Loss) income from continuing operations, net of tax	$(17,835)	$(121,658)	$(1,570)	$(36,192)	$2,853	$(39,045)	$17,678
(Loss) income from discontinued operations, net of tax	(8,826)	(20,400)	3,223	683	631	52	323

Net (loss) income	$(26,661)	$(142,058)	$1,653	$(35,509)	$3,484	$(38,993)	$18,001
Less: net (loss) income attributable to the noncontrolling interest	(62)	(153)	189	(38)	(38)	—	—

Net (loss) income attributable to CRC Health Corporation	$(26,599)	$(141,905)	$1,464	$(35,471)	$3,522	$(38,993)	$18,001

Amounts attributable to CRC Health Corporation:
(Loss) income from continuing operations, net of tax	$(17,778)	$(121,496)	$(1,759)	$(36,154)	$2,891	$(39,045)	$18,001
Discontinued operations, net of tax	(8,821)	(20,409)	3,223	683	631	52	—

Net (loss) income attributable to CRC Health Corporation	$(26,599)	$(141,905)	$1,464	$(35,471)	$3,522	$(38,993)	$18,001

	Successor				Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006	Year Ended December 31, 2005
Balance Sheet Data (at period end):
Working capital (2)	$(15,285)	$(14,468)	$(56,539)	$(18,730)		$2,284
Property and equipment, net	125,215	129,728	122,937	94,976		49,074
Cash and cash equivalents	4,982	2,540	5,118	4,206		5,077
Total assets	1,108,334	1,169,175	1,322,291	1,288,788		424,154
Long-term debt	631,076	653,152	648,367	626,528		259,931
Mandatorily redeemable stock	—	—	—	—		115,625
Shareholders’ equity	288,542	303,222	445,749	437,174		11,985

Other Financial Data:
Cash paid for interest	$42,707	$51,758	$56,418	$29,118	$1,336	$18,101
Depreciation and amortization	22,857	21,971	21,373	10,112	360	3,836
Capital expenditures	12,999	25,279	30,159	14,189	411	11,480
Cash flows from operating activities	37,028	24,176	56,420	(4,486)	1,201	23,902
Cash flows from investing activities	(12,378)	(39,645)	(70,947)	(746,811)	(315)	(159,228)
Cash flows from financing activities	(22,208)	12,891	15,439	755,080	(5,540)	129,840

(1)	Operating expenses for the one month ended January 31, 2006 and the twelve months ended December 31, 2006 includes $43.7 million in acquisition related costs incurred in connection with the purchase of our company by Bain Capital. During the years ended December 31, 2009 and 2008, the Company recognized $30.5 million and $142.2 million in non-cash goodwill impairment charges related to its healthy living division.
(2)	We define working capital as our current assets (including cash and cash equivalents) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Annual Report.

Unless the context otherwise requires, in this management’s discussion and analysis of financial condition and results of operations, the terms “our company,” “we,” “us,” “the Company” and “our” refer (i) for periods prior to the consummation of the Transactions, to CRC Health Group, Inc. and its consolidated subsidiaries and (ii) for periods following the consummation of the Transactions, to CRC Health Corporation and its consolidated subsidiaries following the mergers described below as “The Transactions.”

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

We have two operating segments: recovery division and healthy living division. As of December 31, 2009, our recovery division, which operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of December 31, 2009, our recovery division treated approximately 27,500 patients per day. As of December 31, 2009, our healthy living division, which operates 24 adolescent and young adult programs in 8 states, provides a wide variety of therapeutic educational programs for underachieving young people. Our healthy living division also operates 18 facilities in 9 states inclusive of one facility each in the United Kingdom and Canada with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock-based compensation expense that are not allocated to the segments.

Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant. We report in two segments: recovery division, healthy living division. In addition to the two reportable segments, the Company has activities classified as Corporate which represent revenue and expenses associate with eGetgoing, an online internet treatment option, as well as certain corporate-level operating general and administrative costs. The recovery division includes all inpatient and outpatient drug and alcohol treatment programs consistent with our long-term objective of being a full spectrum chemical dependency provider that integrates the best of the various treatment modalities into a seamless web of service. The healthy living division includes adolescent residential and outdoor programs as well as eating disorders and adult weight management facilities and adolescent weight management programs.

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with U.S. generally accepted accounting principles (“GAAP”). Our fiscal year end is December 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Management is responsible for the fair presentation of the accompanying consolidated financial statements, prepared in accordance with GAAP, and has full responsibility for their integrity and accuracy. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly our consolidated balance sheets, statements of operation, statements of cash flows and statements of changes in equity for all periods presented.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year consolidated statements of operations to conform to the 2009 presentation. The Company combined other revenue into net client service revenue to represent how the Company currently manages its business.

Discontinued Operations. We have reflected certain facility closures, and facilities held for sale, as discontinued operations in our consolidated statements of operations for all periods presented and as discontinued operations, facility exits for 2009.

Acquisitions

2009 Acquisitions

We did not complete any acquisitions during the year ended December 31, 2009.

2008 Acquisitions

During the third quarter of 2008, we closed two acquisitions and paid approximately $11.6 million in cash. The acquisitions are intended to provide expansion of the Company’s services within the respective corresponding markets of the acquired facilities in the United States.

2007 Acquisitions

Our 2007 acquisitions reflect our strategic plan for expanding the services offered by our operating divisions. We completed four acquisitions in 2007 and paid approximately $32.9 million in cash. The acquisitions are intended to expand our range of services into new geographic regions in the United States.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and adolescent treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for therapeutic educational services provided to adolescent services consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fees revenue represents upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. During the years ended December 31, 2009 and December 31, 2008, we generated 80.1% and 83.6% of our net revenue from non-governmental sources, including 64.3% and 68.5% from self payors, respectively, and 15.8% and 15.1% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the year ended December 31, 2009 our consolidated same-facility net revenue decreased $28.0 million or 6.2% compared to an increase of $10.2 million or 2.4% for the same period in 2008. “Same-facility” refers to the comparison of each facility owned during the periods 2009 compared to 2008 and 2008 compared to 2007.

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

Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or patients (“the Borrowers”) who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. The Company initiated this program in response to the lack of credit availability for our students/patients, particularly in the healthy living division, to secure financing to access our services. The Board of Directors has approved a loan pool of up to $20.0 million for 2009 and 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Long-Lived Assets — The Company tests its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded.

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

Goodwill and Other Intangible Assets — The Company tests goodwill and indefinite lived intangible assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises.

The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit being tested to its carrying value. The Company’s reporting units are consistent with the operating segments identified in Note 20 to the consolidated financial statements. The Company determines the fair value of its reporting units using a combination of income approach and a market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates fair value based on what investors have paid for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference. During 2009, the Company tested its recovery reporting unit for possible impairment in accordance with its annual goodwill impairment testing policy. The Company determined that the fair value of its recovery reporting unit exceeded its carrying value by approximately 165%. Accordingly, the Company determined that the second step of goodwill impairment testing was not required. As a result of impairment testing at December 31, 2009, the Company determined that the carrying value of its healthy living reporting unit exceeded the reporting unit’s fair value by approximately 4.5%. The Company recognized a non-cash goodwill impairment loss of $6.2 million. In addition, the Company recorded an impairment loss of $24.3 million in the healthy living reporting unit related to goodwill impairment testing during the third quarter of 2009. At December 31, 2009, the Company’s healthy living reporting unit had $72.1 million in goodwill recorded on the consolidated balance sheet. Future declines in value may result in additional impairment charges.

The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. The Company’s estimated future cash flows are based on assumptions that are consistent with its annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but that are unpredictable and inherently uncertain. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units tested.

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause the Company additional goodwill impairment include, but are not limited to:

1.	Decreases in revenues

2.	Increases in the Company’s borrowing rates or weighted average cost of capital

3.	Increase in the blended tax rate

4.	Changes in its working capital

5.	Significant alteration of market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

Revenue Recognition — Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by the Company’s healthy living division consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fees revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. The Company, from time to time, may provide charity care to a limited number of clients. The Company does not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value. The Company estimates grant date fair value of its awards by utilizing the Black Scholes Merton model for time-based awards and a closed-form lattice model for awards containing market conditions.

Income Taxes — The Company accounts for income taxes under an asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using tax rates in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. For U.S. federal tax return purposes, the Company is part of a consolidated tax return with its Parent, CRC Health Group, Inc. However, the Company’s provision for income taxes is prepared on a stand-alone basis.

Interest Rate Swaps — Interest rate swaps are used exclusively in the management of the Company’s interest rate exposures and are recorded on the balance sheet at fair value. As part of its hedging strategy, the Company has designated its interest rate swaps as cash flow hedges.

The fair value of the interest rate swaps are estimated based upon terminal value models. If the swaps are designated as a cash flow hedge, the effective portions of changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Additionally, reclassifications of deferred gains or losses related to ineffectiveness of interest rate swaps are recognized as interest expense on the consolidated statement of operations. If the swaps are not designated as cash flow hedges, the changes in the fair value of the swaps are recorded in other income (expense) on the consolidated statement of operations. See Note 9.

Recently Issued Accounting Guidance — In January 2010, the FASB issued updated authoritative guidance, which, among other things, requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Company is currently assessing the impact that the adoption of the updated guidance will have on the consolidated financial statement disclosures.

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance required disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for the Company beginning with three and six months ended June 30, 2009. The guidance was subsequently amended in February 2010 and is being applied prospectively. Under the amended guidance, the Company is required to evaluate for subsequent events through the date the financial statements are issued. We adopted the amended guidance in February 2010. This change in accounting policy had no impact on the consolidated financial statements.

On January 1, 2009, we adopted a new standard in regard to noncontrolling interests in consolidated financial statements. This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. This statement also requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. These disclosure requirements have been applied retrospectively to all periods presented. The adoption of this standard impacted certain captions previously used on the consolidated statements of operations, largely identifying net income including noncontrolling interests and net income attributable to CRC Health Corporation. Certain captions on the consolidated balance sheets and consolidated statements of cash flows have also changed.

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

RESULTS OF OPERATIONS

The following table presents our results of operations by reportable segments for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands, except for percentages; percentages are calculated as percentage of total net revenue).

	Years Ended December 31,
	2009	%	2008	%	2007	%
Statement of Operations Data:
Net revenue:
Recovery division	$311,835	72.6%	$309,379	68.1%	$286,091	66.6%
Healthy living division	117,515	27.3%	144,507	31.8%	143,194	33.3%
Corporate	240	0.1%	318	0.1%	426	0.1%

Total net revenue	429,590	100.0%	454,204	100.0%	429,711	100.0%
Operating expenses:
Recovery division	214,436	49.9%	224,446	49.4%	206,204	48.0%
Healthy living division	153,098	35.6%	282,491	62.2%	135,467	31.5%
Corporate	31,635	7.4%	29,184	6.4%	26,570	6.2%

Total operating expenses	399,169	92.9%	536,121	118.0%	368,241	85.7%
Operating income (loss):
Recovery division	97,399	22.7%	84,933	18.7%	79,887	18.6%
Healthy living division	(35,583)	(8.3)%	(137,984)	(30.4)%	7,727	1.8%
Corporate	(31,395)	(7.3)%	(28,866)	(6.4)%	(26,144)	(6.1)%

Operating income (loss)	30,421	7.1%	(81,917)	(18.1)%	61,470	14.3%
Interest expense	(44,158)		(54,104)		(60,262)
Gain on debt repurchase	—		8,086		—
Other income (expense)	(82)		1		(1,771)

Loss from continuing operations before income taxes	(13,819)		(127,934)		(563)
Income tax expense (benefit)	4,016		(6,276)		1,007

Loss from continuing operations, net of tax	(17,835)		(121,658)		(1,570)
(Loss) income from discontinued operations (net of tax (benefit) expense of ($4,961) in 2009, ($10,855) in 2008, and $2,136 in 2007, respectively)	(8,826)		(20,400)		3,223

Net (loss) income	(26,661)		(142,058)		1,653
Less: net (loss) income attributable to the noncontrolling interest	(62)		(153)		189

Net (loss) income attributable to CRC Health Corporation	$(26,599)		$(141,905)		$1,464

Amounts attributable to CRC Health Corporation:
Loss from continuing operations, net of tax	$(17,778)		(121,496)		(1,759)
Discontinued operations, net of tax	(8,821)		(20,409)		3,223

Net (loss) income attributable to CRC Health Corporation	$(26,599)		$(141,905)		$1,464

Continuing Operations Year Ended December 31, 2009 Compared to Continuing Operations Year Ended December 31, 2008

Consolidated net revenue decreased $24.6 million, or 5.4%, to $429.6 million in 2009 from $454.2 million in 2008. Of the total net revenue decrease, healthy living division net revenue decreased $27.0 million, or 18.7% year over year. On a consolidated basis, the decline in healthy living revenue was partially offset by a net revenue increase of $2.5 million or 0.8% within the recovery division year over year. Recovery division revenue growth is primarily attributable to increases of $6.9 million and $0.2 million in comprehensive treatment centers (“CTCs”) and outpatient facilities, respectively offset by revenue decreases in residential treatment centers of $4.6 million. Of the $27.0 million decrease in healthy living division revenue, $14.8 million is primarily attributable to residential schools, $10.1 million in outdoor programs, and $1.9 million in weight management. The Company’s healthy living division revenue has continued to be adversely affected by the negative economic environment which has impacted the ability of families to access the credit markets and student loan programs to fund the tuition. During 2009, the Company initiated its own student loan program to facilitate credit to eligible families for purchase of the Company’s client services. At December 31, 2009, the Company had facilitated client service financing for approximately $4.0 million in loans to enable eligible clients to obtain services from the Company’s healthy living division.

Healthy living division same-facility net revenue decreased $27.8 million, or 19.3%, due to a $14.8 million decrease in same-facility residential boarding schools, $10.1 million decrease in outdoor camps, and $2.8 million decrease in weight management. Same-facility revenue growth in the recovery division decreased $0.2 million. The decrease was primarily due to a same-facility decrease of $7.4 million, or 3.7% in residential facilities offset by increases of $7.0 million, or 6.6% in CTCs and $0.2 million in outpatient services.

Consolidated operating expenses decreased $137.0 million, or 25.5%, to $399.2 million from $536.1 million in the same period of 2008. Of the $137.0 million decrease in operating expenses, the recovery division incurred a decrease of $10.0 million, or 4.5%. The healthy living division incurred a decrease of $129.4 million, or 45.8%. Consolidated operating expense decreases are primarily driven by a $4.5 million decrease in non-cash intangible asset impairment charges within the recovery division as well as by a $111.7 million decrease in non-cash goodwill impairment charges within the healthy living division to $30.5 million in 2009 from $142.2 in 2008. The remaining decrease of $20.8 million in consolidated operating expenses reflects the effect of expense controls and cost reduction efforts across the Company.

Without considering the effects of impairments, recovery division and healthy living division operating expenses decreased $5.5 million or 2.5% and $19.9 million or 14.2% respectively. Of the $5.5 million recovery division operating expense decrease, $2.9 million and $1.1 million were due to salary and benefits expenses decreases in residential facilities and CTCs respectively. Additionally, supplies facilities and other costs decreased by $2.4 million and $0.3 million within residential facilities and CTCs respectively. The decreases in recovery division operating expenses were partially offset by a non-cash revenue reclassification of $1.3 million into bad debt expense. Without considering impairment effects, operating expenses within the healthy living division decreased $19.9 million of which $12.6 million are attributable to decreases in salaries and benefits as well as to decreases of $6.6 million in supplies, facilities and other expenses.

Corporate operating expenses increased $2.5 million, or 8.4% due to increases of $2.5 million in salaries and benefits with the remaining increase due to a $1.2 million increase in depreciation expenses offset by a decrease of $1.3 million in supplies, facilities, and other costs. The $2.5 million increase in salaries and benefits was attributable to salary increases of $2.0 million due to the consolidation of certain healthy living division administrative functions into the corporate administrative function and by a $0.5 million actuarial reserve for the Company’s self-insured medical program. Stock compensation expense decreased by $0.5 million year over year.

Without considering the effects of impairments, recovery division same-facility decrease in operating expenses was $6.9 million, or 3.4% of which $4.0 million and $1.1 million was related to salary decreases within residential facilities and CTCs respectively driven by cost controls across the Company. Additionally, decreases of $3.2 million and $0.3 million in supplies, facilities and other costs within residential facilities and CTCs, respectively, further contributed to the decrease partially offset by increases of $1.5 million and $0.2 million in allowance for doubtful accounts and depreciation and amortization expenses, respectively, within residential facilities. Healthy living same-facility operating expenses decreased $16.9 million or 13.8% due to decreases of $10.8 million, and $6.4 million in salaries and supplies, facilities, and other costs respectively slightly offset by net increases in allowance for doubtful accounts and amortization and depreciation expenses. Of the $10.8 million same-facility salary decreases, $4.9 million, $4.6 million and $1.3 million were attributable to residential facilities, outdoor programs and weight management programs, respectively. The $6.4 million decrease in same-facility healthy living supplies, facilities and other costs were due to decreases of $2.6 million, $1.9 million, and $1.9 million in residential facilities, outdoor programs and weight management, respectively.

Our consolidated operating margin was 7.1% in 2009 compared to (18.1) % in 2008. Excluding healthy living division non-cash asset impairment charges of $2.3 million and non-cash goodwill impairment charges of $30.5 million, consolidated operating margin was 14.7% for the year ended December 31, 2009. Without considering recovery division non-cash asset impairment charges of $4.5 million and healthy living, non-cash goodwill impairment charges of $142.2 million, consolidated operations margins for the year ended December 31, 2008 were 14.3%. Without considering impairment charges, our same-facility consolidated operating margin increased to 30.0% in 2009 compared to 29.1% in 2008. Recovery division same-facility operating margin increased to 37.8% in 2009 compared to 35.6 % in 2008. Healthy living division same-facility operating margin was 9.5% in both 2009 and in 2008. Healthy living division operating margin remained flat due to expense controls despite lessening in demand for healthy living division services as a result of declining economic conditions and the inability of families to access the credit markets and student loan markets to fund the tuition.

For the year ended December 31, 2009, net loss attributable to the Company, decreased by $115.3 million or 81.3% to a net loss attributable to the Company of $26.6 million compared to a net loss of $141.9 million for same period in 2008. The decrease in net loss attributable to the Company in 2009 is primarily driven by a $4.5 million decrease in non-cash intangible asset impairment charges within the recovery division and by a $111.7 million decrease in non-cash goodwill impairment charges within the healthy living division to $30.5 million in 2009 from $142.2 million in 2008. Additionally, a decrease of $22.9 million in consolidated, non-impairment operating expenses, and a net revenue increase of $2.5 million in the recovery division further contributed to the lower net loss attributable to the Company in 2009 compared to 2008. The Company also recognized a $1.3 million non-cash gain related to its interest rate derivatives. Income tax expense increased by $10.3 million in 2009 due to an income tax expense of $4.0 million in 2009 compared to a $6.3 million income tax benefit in 2008. The effective tax rate in 2009 was (29.2) % compared to 4.9% in 2008. The effective tax rate decrease from 2008 to 2009 is attributable primarily to the effect on federal income tax expenses of non-deductible goodwill impairment and the effect of deductible losses on state income tax rates.

Continuing Operations Year Ended December 31, 2008 Compared to Continuing Operations Year Ended December 31, 2007

Consolidated net revenue increased $24.5 million, or 5.7%, to $454.2 million in 2008 from $429.7 million in 2007. Of the total net revenue increase, the recovery division contributed an increase of $23.3 million, representing 8.1% growth for the division, with the remaining net revenue growth driven by an increase of $1.3 million, or 0.9% in the healthy living division slightly offset by a revenue decrease of $0.1 million in the corporate division. During the year ended December 31, 2007, the Company recorded a deferred revenue adjustment of $2.7 million related to 2007 acquisition activity within its healthy living division. Without considering the deferred revenue adjustment, healthy living division revenue decreased $1.4 million. The decrease is attributable to revenue increases of $5.3 million and $1.1 million in weight management and residential boarding schools, respectively, offset by a $7.8 million revenue decrease in outdoor programs. There has been a significant lessening in demand for healthy living division services as a result of declining economic conditions and the inability of families to access the credit markets and student loan markets to fund the tuition.

Our healthy living division same-facility net revenue decreased $7.1 million, or 4.9%, due primarily to an $8.9 million decrease in same-facility outdoor programs offset by increases of $1.1 million and $0.6 million in residential boarding schools and weight management respectively. Revenue growth in the recovery division was primarily due to same-facility growth of $17.3 million, or 6.1%. The remaining $6.0 million revenue increase in the recovery division was primarily due to acquisitions completed in 2007 and in 2008 respectively as well as by increases in census and start-ups.

Consolidated operating expenses increased $167.9 million, or 45.6%, to $536.1 million from $368.2 million in the same period of 2007. Of the $167.9 million increase in operating expenses, the recovery division incurred an increase of $18.2 million, or 8.8%, the healthy living division incurred an increase of $147.0 million, or 108.5%, and the corporate division incurred an increase of $2.6 million, or 9.8%. Of the $18.2 million increase in recovery division operating expenses, $4.5 million was due to non-cash intangible asset impairment charge. The remaining recovery division increase in operating expenses was primarily due to a $7.2 million increase in salaries and benefits expenses and a $6.0 million increase in supplies, facilities and other costs. The increase in operating expenses within the healthy living division was primarily due to a $142.2 million non-cash impairment charge for goodwill.

Without considering the $142.2 million in healthy living division impairment charge, healthy living division operating expenses increased $4.8 million or 3.5% compared to the same period in the prior year. The $4.8 million increase in healthy living operating expenses is attributable to net increases of $5.5 million in weight management and $4.6 million in residential facilities offset by decreases of $1.1 million in outdoor programs and $4.2 million in divisional administrative functions. Operating expense increases in weight management resulted primarily from increases of $2.7 million and $2.5 million in salaries and benefits and supplies facilities and other costs, respectively. Operating expense increases in residential facilities resulted mainly from increases of $2.3 million and $1.5 million in salary and benefits and supplies, facilities and other costs, respectively, with increases in depreciation and amortization expenses contributing an additional $0.8 million. Operating expense decreases in outdoor programs were primarily due to salary decreases of $0.8 million and decreases of $0.3 million in supplies, facilities, and other costs. Decreases in divisional administrative function operating expenses were primarily related to a decrease of $2.8 million in supplies, facilities and other costs, and a decrease of $2.3 million in depreciation and amortization, offset by an increase of $0.9 million in salaries, due to facility consolidation activities within the division.

For our recovery division, same-facility increase in operating expenses was $14.5 million, or 7.9% of which $4.5 million was related to non-cash asset impairment charges for one of our residential facilities. Without consideration of impairments, recovery division same-facility operating expense increased $9.9 million or 5.5% year over year. Of the $9.9 million increase, $5.0 million and $1.0 million was contributed by salary and benefits increases within residential facilities and CTCs respectively. Residential facilities and CTCs each contributed increases of $1.7 million in supplies, facilities, and other operating costs, respectively. The remaining increase was due to a $0.8 million increase in amortization and depreciation expense offset by a $0.4 million decrease in provision for doubtful accounts. Healthy living same-facility operating expenses increased $3.7 million or 3.2% year over year. Of the $3.7 million increase in same-facility healthy living operating expenses, increases in salaries and benefits expenses within residential facilities contributed $2.3 million offset by decreases of $1.1 million within outdoor programs. Of the remaining $2.5 million operating expense increase, increases of $1.5 million and $0.6 million are attributable to increases in supplies, facilities and other operating costs within residential facilities and weight management, respectively. The increases in supplies, facilities and other operating costs were offset by a decrease of $0.8 million within outdoor programs. Healthy living residential same-facility operating expenses were also increased by a $0.8 million increase in depreciation and amortization expenses.

Our consolidated operating margin was (18.1) % in 2008 compared to 14.3% in 2007. Without considering healthy living division non-cash impairment charges of $142.2 million and the aforementioned acquisition related deferred revenue adjustment, consolidated operating margin was 14.3% for the year ended December 31, 2008. Without considering non-cash impairment charges, on a same-facility basis, our consolidated operating margin decreased to 29.7% in 2008 compared to 31.2% in 2007. Recovery division same-facility operating margin increased to 36.2% in 2008 compared to 35.8 % in 2007. Healthy living division same-facility operating margin decreased to 15.4% in 2008 compared to 22.2% in 2007. The significant decrease in our healthy living division same-facility operating margin is primarily due to a revenue decrease of $7.1 million within the healthy living division due to a significant lessening in demand for healthy living division services driven by declining economic conditions and the inability of families to access the credit markets and student loan markets to fund the tuition and an increase in healthy living division operating expenses of $3.7 million.

For the year ended December 31, 2008, losses attributable to the Company were $141.9 million compared to net income attributable to the Company of $1.5 million during the same period in 2007. The decrease in net income in 2008 is primarily attributable to a $142.2 million non-cash goodwill impairment charge within the healthy living division, a $4.5 million non-cash impairment charge of intangible assets slightly offset by net revenue increases in the recovery and healthy living divisions. Other income increased by $1.8 million in 2008 due to decreased losses related to interest rate swaps. Additionally, the Company recognized an $8.1 million gain due to debt retirement activities. Income tax expense decreased by $7.3 million to a net tax benefit of $6.3 million in 2008 compared to a $1.0 million income tax expense in 2007. The effective tax rate in 2008 was 4.9% compared to (178.9)% in 2007. The effective tax rate increase for continuing operations relates primarily to changes in state effective tax rates for deductible losses and release of tax reserves in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for operating activities are payments from self pay patients, students, commercial payors and government programs for treatment services. We receive most of our cash from self payors in advance or upon completion of treatment. Cash revenue from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services. Additionally, the competitive health care environment and the Company’ desire to make its services more accessible to a greater number of potential clients maintains a competitive pricing pressure on many of the Company’s services.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $15.3 million at December 31, 2009, compared to negative working capital of $14.5 million at December 31, 2008. The $0.8 million increase in negative working capital from December 31, 2008 to December 31, 2009 was driven by the following: a reduction in working capital of $13.8 million related to discontinued operations/facility closures, a reclassification of $3.2 million from long-term debt to current portion of long-term debt related to planned term loan repayments under the credit agreement, offset by several increases in working capital. Such increases in working capital included: decrease in tax payable of $1.2 million, decrease in other current liabilities of $5.7 million primarily related to change in value of interest rate swaps, decrease in accounts payable of $3.2 million, increase in deferred tax assets of $2.3 million, and an increase in cash and cash equivalents of $2.4 million. During 2009, the Company reduced its operating cost structure, closed and sold several facilities, executed no acquisitions and obtained benefits from lower interest rates.

Sources and Uses of Cash

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$37,028	$24,176	$56,420
Net cash used in investing activities	(12,378)	(39,645)	(70,947)
Net cash (used in) provided by financing activities	(22,208)	12,891	15,439

Net increase (decrease) in cash	$2,442	$(2,578)	$912

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash provided from operating activities was $37.0 million in 2009 and $24.2 million in 2008. The $12.8 million increase in cash flows from operating activities in fiscal 2009 was primarily the result of a reduction in payments for interest. Interest payments decreased to $42.7 million in 2009 from $51.8 million in 2008 due to lower interest rates and lower debt levels due to repayments during the year. Other changes totaling $3.7 million resulted from higher levels of operating profit year over year.

Cash used in investing activities was $12.4 million in 2009, compared to $39.6 million in 2008. The decrease of $27.2 million in the cash used for investing activities during 2009 was due primarily to decreases in acquisition related activity of $11.6 million compared to 2008 as well as to a decrease of $12.2 million in purchases of property and equipment and a decrease of $2.7 million in payments made under earnout arrangements. The Company expects its additions of property and equipment to increase in 2010 as a result of planned capacity expansion projects which are expected to add approximately 250 beds to our residential facilities in both our recovery and in our healthy living divisions. Cash provided by sale of discontinued operations relates to the sale of four facilities within the recovery division.

Cash used in financing activities was $22.2 million in 2009, compared to cash provided by financing activities of $12.9 million in 2008. The increase of cash used in financing activities of $35.1 million was due primarily to $15.0 million in net repayments during 2009 compared to $35.0 million in net borrowings activity in 2008 under the revolving line of credit mostly offset by a reduction of $13.6 million in repurchase of long-term debt and a reduction of $1.2 million in repayment of long term debt.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Cash provided from operating activities was $24.2 million in 2008 and $56.4 million in 2007. The $32.2 million decrease in cash flows from operating activities in fiscal 2008 is due to net losses incurred by the Company for 2008 compared to 2007 offset by non-cash impairments, other non-cash items, and changes in assets and liabilities. Additionally, a decrease of $11.7 million in income tax receivable related to income tax refunds contributed to the decrease in cash from operating activities.

Cash used in investing activities was $39.6 million in 2008, compared to $70.9 million in 2007. The decrease of $31.3 million in the cash used for investing activities during 2008 was due to decreases in acquisition related activity of $21.3 million compared to 2007 as well as to a decrease of $4.9 million in purchases of property and equipment and a decrease of $5.7 million in payments made under earnout arrangements.

Cash provided by financing activities was $12.9 million in 2008, compared to $15.4 million in 2007. The decrease of $2.5 million was due primarily to a net increase in borrowings of $11.4 million offset by debt retirement of $13.6 million and capital contributed to Parent of $0.6 million.

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of December 31, 2009, our senior secured credit facility was comprised of a $405.6 million senior secured term loan facility and a $100.0 million revolving credit facility. At December 31, 2009, the revolving credit facility had $44.6 million available for borrowing, $46.5 million outstanding and classified on our balance sheet as long-term debt, and $8.9 million of letters of credit issued and outstanding. As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes of which $177.3 million, excluding discount, remained outstanding at December 31, 2009. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing recovery and healthy living treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions, additions of property and equipment, or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. We expect to spend approximately $6.8 million for maintenance related expenditures and up to an additional $17.5 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of December 31, 2009, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Effective April 16, 2007, we entered into an amendment to our senior secured credit agreement dated November 17, 2006. Per the agreement, the term loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum; provided that on and after such time our corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2% per annum.

Funding Commitments

In connection with an acquisition which closed in October 2005, we were obligated to make certain payments of up to $2.0 million in 2007 if the entity satisfied certain performance milestones. During the third quarter of 2007, the entity had achieved the second year performance milestones and additional goodwill and liability of $2.0 million, respectively, was recognized. The $2.0 million related to performance milestones was paid in the fourth quarter of 2007. We have no subsequent performance payment liability or obligation related to the October 2005 acquisition.

Certain agreements contain contingent earnout provisions that provide for additional payments if the acquisitions meet performance milestones as specified in the agreements. During the year ended December 31, 2008, the Company made payments of $2.9 million related to earnout provisions. During 2009, the Company paid $0.2 million due to buyout of an earnout commitment related to a 2008 acquisition. The Company is not subject to any future earnout repayment commitments at December 31, 2009.

Off-Balance Sheet Obligations

As of December 31, 2009, we did not have any off-balance sheet obligations other than $8.9 million of letters of credit.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2009 (dollars in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Term loans, including interest (i)	$438.5	$14.4	$28.6	$395.5	$—
Senior subordinated notes, including interest (ii)	301.2	19.1	38.1	38.1	205.9
Revolving line of credit, including interest (iii)	49.2	1.3	47.9	—	—
Seller notes, including interest	5.8	2.1	3.5	0.2	—
Operating leases	127.7	19.1	29.8	20.6	58.2
Consulting agreements and other service contracts	9.9	3.6	4.4	1.9	—
Liability for income taxes associated with uncertain tax positions	1.1	0.5	—	—	0.6

Total obligations	$933.4	$60.1	$152.3	$456.3	$264.7

(i)	Interest rate is calculated using published three month LIBOR at December 31, 2009, plus 2.25%, which equals 2.501%.
(ii)	Stated interest rate of 10.75% per the indenture.
(iii)	Interest rate is calculated using published one month LIBOR at December 31, 2009, plus 2.50%, which equals 2.73%.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our amended and restated senior secured credit facility. As of December 31, 2009 we have $405.6 million in term loans outstanding, bearing interest at variable rates. A hypothetical quarter point increase or decrease in market interest rates compared to the interest rates at December 31, 2009 would result in a $0.4 million change in annual interest expense on our term loans. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million, which bears interest at variable rates. Assuming the revolving line of credit is fully drawn, each quarter point change in interest rates compared to the interest rates at December 31, 2009 would result in an immaterial change in the annual interest expense on our revolving credit facility. In conjunction with our term loans, we entered into an interest rate swap agreement on February 28, 2006 in the amount of $115.0 million as provided under our credit agreement and retained in our amended and restated credit agreement to exchange floating for fixed interest rate payments to reduce interest rate volatility. The effective date of the swap agreement was March 31, 2006 and has a maturity date of March 31, 2011. On June 30, 2008, as provided for in the Credit Agreement and retained in the Amended and Restated Credit Agreement and Amendment No. 2, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $200.0 million. The effective date of the agreement is June 30, 2008 and has a maturity date of July 1, 2011.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CRC Health Corporation:

We have audited the accompanying consolidated balance sheets of CRC Health Corporation and subsidiaries, (the “Company”), (a wholly owned subsidiary of CRC Health Group, Inc.) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRC Health Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008, and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the 2008 and 2007 consolidated financial statements have been revised for the retrospective adoption and new presentation and disclosure requirements for noncontrolling interests in subsidiaries.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 24, 2010

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,982	$2,540
Restricted cash	420	—
Accounts receivable, net of allowance for doubtful accounts of $5,327 in 2009 and $5,409 in 2008	31,558	30,826
Prepaid expenses	7,489	7,703
Other current assets	1,306	1,618
Income taxes receivable	676	—
Deferred income taxes	6,346	4,029
Current assets of discontinued operations, facility exits	1,720	14,125

Total current assets	54,497	60,841
PROPERTY AND EQUIPMENT-Net	125,215	129,728
GOODWILL	573,594	604,078
INTANGIBLE ASSETS-Net	335,409	354,463
OTHER ASSETS-Net	19,619	20,065

TOTAL ASSETS	$1,108,334	$1,169,175

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,011	$6,165
Accrued liabilities	29,851	29,061
Income taxes payable	—	1,201
Current portion of long-term debt	8,814	6,522
Other current liabilities	25,992	31,657
Current liabilities of discontinued operations, facility exits	2,114	703

Total current liabilities	69,782	75,309
LONG-TERM DEBT-Less current portion	622,262	646,630
OTHER LONG-TERM LIABILITIES	8,735	7,553
LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	1,679	1,909
DEFERRED INCOME TAXES	117,334	134,331

Total liabilities	819,792	865,732

COMMITMENTS AND CONTINGENCIES (Note 12)
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	454,880	444,275
Accumulated deficit	(161,363)	(134,764)
Accumulated other comprehensive loss	(4,975)	(6,289)

Total CRC Health Corporation stockholder’s equity	288,542	303,222

NONCONTROLLING INTEREST	—	221

Total equity	288,542	303,443

TOTAL LIABILITIES AND EQUITY	$1,108,334	$1,169,175

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
NET REVENUE:
Net client service revenue	$429,590	$454,204	$429,711

OPERATING EXPENSES:
Salaries and benefits	212,149	226,613	211,157
Supplies, facilities and other operating costs	123,570	134,366	128,920
Provision for doubtful accounts	7,839	6,408	6,791
Depreciation and amortization	22,857	21,971	21,373
Asset impairment	2,257	4,525	—
Goodwill impairment	30,497	142,238	—

Total operating expenses	399,169	536,121	368,241

OPERATING INCOME (LOSS)	30,421	(81,917)	61,470
INTEREST EXPENSE	(44,158)	(54,104)	(60,262)
GAIN ON DEBT REPURCHASE	—	8,086	—
OTHER (EXPENSE) INCOME	(82)	1	(1,771)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,819)	(127,934)	(563)
INCOME TAX EXPENSE (BENEFIT)	4,016	(6,276)	1,007

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(17,835)	(121,658)	(1,570)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (net of tax (benefit) expense of ($4,961) in 2009, ($10,855) in 2008, and $2,136 in 2007, respectively)	(8,826)	(20,400)	3,223

NET (LOSS) INCOME	(26,661)	(142,058)	1,653
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(62)	(153)	189

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(26,599)	$(141,905)	$1,464

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(17,778)	$(121,496)	$(1,759)
DISCONTINUED OPERATIONS, NET OF TAX	(8,821)	(20,409)	3,223

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(26,599)	$(141,905)	$1,464

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Series A Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2006	$437,425	$—	$3,522	$—	1,000	$—	$433,652	$251
Cumulative effect of adoption of FIN48	2,155		2,155
Reclassification to other current liabilities	(66)							(66)
Net income for the year ended December 31, 2007	1,653	1,653	1,464					189
Capital contributed by Parent, net	4,956						4,956

BALANCE—December 31, 2007	$446,123	$1,653	$7,141	$—	1,000	$—	$438,608	$374

Comprehensive loss:
Net loss for the year ended December 31, 2008	(142,058)	(142,058)	(141,905)					(153)
Other comprehensive income, net of tax:
Unrealized loss on cash flow hedges, net of tax benefit of $4,161	(6,289)	(6,289)		(6,289)

Other comprehensive income	(6,289)	(6,289)

Comprehensive loss	(148,347)	$(148,347)

Capital contributed by Parent, net	5,667						5,667

BALANCE—December 31, 2008	$303,443		$(134,764)	$(6,289)	1,000	$—	$444,275	$221

Noncontrolling interest buyout	(138)						21	(159)
Comprehensive loss:
Net loss for the year ended December 31, 2009	(26,661)	(26,661)	(26,599)					(62)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax expense of $865	1,314	1,314		1,314

Other comprehensive income	1,314	1,314

Comprehensive loss	(25,347)	$(25,347)

Capital contributed by Parent, net	10,584						10,584

BALANCE—December 31, 2009	$288,542		$(161,363)	$(4,975)	1,000	$—	$454,880	$—

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,661)	$(142,058)	$1,653
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,142	22,811	22,015
Amortization of debt discount and capitalized financing costs	4,290	4,536	4,476
Goodwill impairment	30,497	142,862	—
Asset impairment	11,500	30,836	—
Write-off of prior year paid acquisition costs	62	—	—
Gain on debt repurchase	—	(8,086)	—
(Gain)/ loss on interest rate swap agreement	(1,272)	(1)	1,771
Loss on sale of property and equipment	1,509	68	218
Loss on sale of discontinued operations	47	—	—
Provision for doubtful accounts	8,002	6,561	6,857
Stock-based compensation	5,541	6,026	3,909
Deferred income taxes	(7,253)	(19,756)	1,306
Changes in assets and liabilities:
Restricted cash	(420)	—	—
Accounts receivable	(8,771)	(5,655)	(4,962)
Prepaid expenses	44	(164)	216
Income taxes receivable	(676)	193	11,899
Other current assets	(3,989)	494	56
Accounts payable	(3,189)	(803)	300
Accrued liabilities	1,216	(8,381)	(2,877)
Other current liabilities	(1,814)	(6,288)	2,710
Income taxes payable	4,488	1,202	—
Other long-term assets	375	(19)	840
Other long-term liabilities	360	(202)	6,033

Net cash provided by operating activities	37,028	24,176	56,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(12,999)	(25,279)	(30,159)
Proceeds from sale of property and equipment	148	188	90
Proceeds from sale of discontinued operations	732	—	—
Acquisition of businesses, net of cash acquired	—	(11,597)	(32,912)
Acquisition adjustments	(59)	(10)	779
Payments made under earnout arrangements	(200)	(2,947)	(8,645)
Purchase of intangible asset	—	—	(100)

Net cash used in investing activities	(12,378)	(39,645)	(70,947)

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital (distributed to) contributed by Parent	(412)	(359)	252
Capitalized financing costs	—	(338)	(640)
Repayments of capital lease obligations	(12)	(22)	(259)
Repurchase of long term debt	—	(13,607)	—
Borrowings under revolving line of credit	14,000	59,000	63,500
Repayments under revolving line of credit	(29,000)	(24,000)	(40,600)
Repayment of long-term debt	(6,550)	(7,783)	(6,814)
Noncontrolling interest buyout	(234)	—	—

Net cash (used in) provided by financing activities	(22,208)	12,891	15,439

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,442	(2,578)	912
CASH AND CASH EQUIVALENTS—Beginning of period	2,540	5,118	4,206

CASH AND CASH EQUIVALENTS—End of period	$4,982	$2,540	$5,118

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease	$—	$—	$33

Notes payable issued in connection with earnout arrangements	$—	$897	$5,681

Note payable in connection to leasehold improvements	$—	$374	$—

Payable in conjunction with contingent acquisition consideration	$—	$—	$3,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$42,707	$51,758	$56,418

Cash paid (received) for income taxes, net of refunds	$2,164	$1,128	$(10,062)

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

CRC Health Corporation, (the “Company”) is headquartered in Cupertino, California and is a wholly owned subsidiary of CRC Health Group, Inc. referred to as the “Group” or the “Parent.” The Company is a leading provider of substance abuse treatment services and youth treatment services in the United States. The Company also provides treatment services for other addiction diseases and behavioral disorders such as eating disorders. Effective January 1, 2009, the Company realigned its operations and internal organizational structure by combining its “youth division” with its “healthy living division,” formerly included as a component of “corporate/other.” There were no organizational changes to the Company’s recovery division.

The Company delivers services through two divisions, the recovery division and the healthy living division. The recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. The healthy living division provides therapeutic and educational programs to underachieving young people through residential schools and wilderness programs. The healthy living division also provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities. The healthy living division and recovery division are also its two operating segments.

As of December 31, 2009, the recovery division, operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of December 31, 2009, the healthy living division, operates 24 adolescent and young adult programs in 8 states and provides a wide variety of therapeutic and educational programs for underachieving young people. Additionally, the healthy living division operates 18 weight management facilities in 9 states, one facility in the United Kingdom and one facility in Canada with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for annual financial information. The Company’s consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated statements of operations to conform to the 2009 presentation. The Company combined other revenue into net client service revenue to represent how the Company currently manages its business.

Use of Estimates — Preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents — Cash includes amounts in demand accounts. At December 31, 2009 and 2008 substantially all cash was on deposit with financial institutions. Cash equivalents are short-term investments with original maturities of three months or less. Interest income for the years ended December 31, 2009, 2008 and 2007 was approximately $0.1 million, $0.1 million, and $0.7 million, respectively, and is recorded in interest expense on the consolidated statements of operations.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows Related to Borrowings and Repayments under the Revolving Line of Credit — The Company has historically presented cash flows under its revolving line of credit on a net basis. For the year ended December 31, 2009, the Company is presenting activities under the revolving line of credit on a gross basis for both borrowings and repayments within the cash flows from financing activities section in the consolidated statement of cash flows. Due to the aforementioned change, the Company has corrected the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 to reflect gross borrowings and repayments on the revolving line of credit.

There was no change to total net cash (used in) provided by financing activities within the consolidated statements of cash flows for any period presented.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years, except for buildings, which are depreciated over thirty years. Leasehold improvements and assets held under capital leases are amortized using the straight-line method over the life of the lease, or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets — The Company tests its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded.

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

Goodwill and Other Intangible Assets — The Company tests goodwill and other indefinite lived intangible assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company’s other indefinite lived intangible assets consist of trademarks and trade names, certificates of need, and regulatory licenses. The Company applies a fair value-based impairment test to the net book value of other indefinite lived intangible assets using a combination of income and market approaches.

The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit being tested to its carrying value. The Company’s reporting units are consistent with the operating segments identified in Note 20 to the consolidated financial statements. The Company determines the fair value of its reporting units using a combination of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates fair value based on what investors have paid for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. The Company’s estimated future cash flows are based on assumptions that are consistent with its annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ from those estimates. To the extent that the Company’s reporting unit revenues during any of its reporting periods decreases significantly, the Company may have to report an impairment loss with respect to the carrying value of the reporting units’ goodwill. The Company intends to closely monitor revenues within its reporting units during 2010 and, if warranted, will record an impairment loss to the carrying value of the reporting units’ goodwill.

The Company bases its fair value estimates on assumptions it believes to be reasonable at the time, but that are unpredictable and inherently uncertain. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units tested. Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors that could cause the Company additional goodwill impairment include, but are not limited to:

1.	Decreases in revenues

2.	Increases in the Company’s borrowing rates or weighted average cost of capital

3.	Increase in the blended tax rate

4.	Changes in its working capital

5.	Significant alteration of market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

Impairment charges related to goodwill and intangible assets not subject to amortization are included in the consolidated statement of operations under goodwill impairment, asset impairment and discontinued operations. See Note 6.

Capitalized Financing Costs — Costs to obtain long-term debt financing are capitalized and amortized over the expected life of the debt instrument. As of December 31, 2009 and 2008, other assets include net capitalized financing costs of $14.7 million, and $18.7 million, respectively. Amortization expenses for the years ended December 31, 2009, 2008 and 2007 were $4.1 million, $4.2 million, and $4.2 million, respectively and are included in the Company’s consolidated statement of operations under interest expense.

Revenue Recognition — Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by the Company’s healthy living division consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fees revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the contracted life, which is twelve months. The Company, from time to time, may provide charity care to a limited number of clients. The Company does not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs — Advertising costs, included in supplies, facilities and other operating costs, are expensed as incurred. Advertising costs for the years ended December 31, 2009, 2008 and 2007, were approximately $4.0 million, $4.1 million, and $2.9 million, respectively.

Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards, including employee stock options, based on the grant-date fair value. The Company estimates grant-date fair value of its awards by utilizing the Black Scholes Merton model for time-based awards and a closed-form lattice model for awards containing market conditions. Stock-based compensation is recognized over the required service or performance period of the awards.

Gain on Debt Repurchase — During the year ended December 31, 2008 the Company retired senior subordinated notes with a par amount of $22.7 million. Excluding immaterial transaction related costs, the Company realized a gain of $8.1 million from debt retirement activities. The Company did not have any debt retirement activities in 2009 or 2007.

Noncontrolling Interest — The Company, through the acquisition of Aspen Education Group, acquired a seventy-five percent interest in certain weight loss programs. Additionally, a former employee acquired a 10% interest in two healthy living division programs as a result of a prior agreement in place from the Aspen acquisition. The Company consolidates its investment for financial reporting purposes. Losses are allocated based upon the “at risk” capital of each limited liability partner member. Losses in excess of the “at risk” capital are allocated to the Company without regard to the percentage of ownership. The Company retained an option to buy-out the non-controlling interest at a price to be calculated pursuant to the terms and conditions of the operating agreement. During the year ended December 31, 2009, the Company exercised its option to buy-out the non-controlling interests, related to the aforementioned two healthy living division programs, and paid a total consideration of $0.2 million.

Income Taxes — The Company accounts for income taxes under an asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using tax rates in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. For U.S. federal tax return purposes, the Company is part of a consolidated tax return with its Parent, CRC Health Group, Inc. However, the Company’s provision for income taxes is prepared on a stand-alone basis.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes based on technical merits.

Restructuring and Discontinued Operations — The Company accounts for facility closures and restructuring costs in accordance with applicable accounting standards. The Company records as an obligation the estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs and other associated costs. Additionally, upon review of facility closures and those facilities held for sale, the Company assesses the classification of such facilities as discontinued operations. Should the Company classify certain facility closures and facilities held for sale as discontinued operations, the facility operations related to closures and facilities held for sale are classified as discontinued operations on the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations are classified under assets and liabilities of discontinued operations, facility exits on the Company’s consolidated balance sheets. See Note 18 and Note 19.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America. At times, deposits in these institutions may exceed federally insured limits. The Company’s accounts receivable are primarily derived from methadone treatment, detoxification, psychological evaluations, counseling, education, weight loss management and other related rehabilitation services provided to clients. As of December 31, 2009 and 2008, approximately 38.3% and 36.2% of gross accounts receivable and approximately 19.9% and 16.4% of net client service revenue, respectively, was derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectability of accounts receivable.

Interest Rate Swaps — Interest rate swaps are used exclusively in the management of the Company’s interest rate exposures and are recorded on the balance sheet at fair value. As part of its hedging strategy, the Company has designated its interest rate swaps as cash flow hedges.

The fair value of the interest rate swaps are estimated based upon terminal value models. The effective portions of changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Additionally, reclassifications of deferred gains or losses related to ineffectiveness of interest rate swaps, are recognized as interest expense on the consolidated statement of operations. If the swaps are not designated as cash flow hedges, the changes in the fair value of the swaps are recorded in other income (expense) on the consolidated statement of operations. See Note 9.

Other Comprehensive Income — Other comprehensive income (“OCI”) includes income, expenses, gains and losses that bypass the statement of operations and are reported directly as a separate component of equity. For the years ended December 31, 2009 and 2008, the effective portion of changes in fair value of its interest rate swaps designated as cash flow hedges was recorded to other comprehensive income. For the year ended December 31, 2007, the Company’s interest rate swap was not designated as a hedge; therefore, changes in its fair value were recorded in other income (expense) in the consolidated statements of operations. See Note 11.

Business Segments — Performance of the Company’s two reportable segments (recovery division and healthy living division) is evaluated based on profit or loss from operations before depreciation and amortization, gain on sale of assets, special charges or benefits, income taxes and minority interest (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant. All prior period segment information is presented to conform to the Company’s current segment structure. See Note 1 and Note 20.

Student Loan Program — Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or patients (“the Borrowers”) who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. The Company initiated this program in response to the lack of credit availability for our students/patients, particularly in the healthy living division, to secure financing to access our services. The Board of Directors has approved a loan pool of up to $20.0 million for 2009 and 2010.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into an agreement (“the Agreement”) with an unrelated third party (“the Lender”) to facilitate unsecured consumer loans for certain of the Company’s students and/or patients. The loans are funded by the Lender based on predetermined loan criteria, including risk profile and credit quality requirements. The loans are unsecured consumer loans with a floating interest rate. Under the terms of the Loan Program, the Company has agreed to purchase from the Lender on a recurring basis loan notes that meet Loan Program criteria. In accordance with the Agreement, the Company can terminate the Loan Program at any time upon a 120 day advance notice of termination to the Lender.

In connection with the Loan Program, the Company has agreed to purchase on a recurring basis loan notes that meet Loan Program criteria from the third-party lender that makes these loans. The Company considers the purchase commitments as off-balance sheet arrangements and maintains restricted cash for the fulfillment of its Loan Program note purchase commitments. At December 31, 2009, the Company did not have any loan purchase commitments related to its Loan Program.

The Company maintains balances in its restricted cash account for the purchase of notes pursuant to the Agreement. Restricted cash is recorded on the Company’s consolidated balance sheets under restricted cash. At December 31, 2009, the Company had $0.4 million classified as restricted cash under current assets on the Company’s consolidated balance sheets.

The Company has established a loan loss reserve to account for non-performing Loan Program notes. The Company has utilized a variety of data from the consumer and education loan industry to establish its initial loan loss reserve. On a periodic basis, the Company evaluates the adequacy of the allowance based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. At December 31, 2009, the Company has recorded $0.2 million in loan loss reserves under other assets, net, on its consolidated balance sheets.

Recently Issued Accounting Guidance — In January 2010, the FASB issued updated authoritative guidance, which, among other things, requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Company is currently assessing the impact that the adoption of the updated guidance will have on the consolidated financial statement disclosures.

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance required disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for the Company beginning with three and six months ended June 30, 2009. The guidance was subsequently amended in February 2010 and is being applied prospectively. Under the amended guidance, the Company is required to evaluate for subsequent events through the date the financial statements are issued. We adopted the amended guidance in February 2010. This change in accounting policy had no impact on the consolidated financial statements.

On January 1, 2009, we adopted a new standard in regard to noncontrolling interests in consolidated financial statements. This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. This statement also requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. These disclosure requirements have been applied retrospectively to all periods presented. The adoption of this standard impacted certain captions previously used on the consolidated statements of operations, largely identifying net income including noncontrolling interests and net income attributable to CRC Health Corporation. Certain captions on the consolidated balance sheets and consolidated statements of cash flows have also changed.

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

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS

The Company did not complete any acquisitions during the year ended December 31, 2009.

2008 Acquisitions

For the year ended December 31, 2008, the Company completed two acquisitions, and paid total cash consideration of approximately $11.6 million, including acquisition related expenses. Additional contingent consideration of $1.0 million may be paid subject to the acquired entity meeting certain performance benchmarks over the two year period subsequent to the acquisition. The acquisitions are intended to provide expansion of the Company’s services within the respective corresponding markets of the acquired facilities in the United States. The Company recorded $11.3 million of goodwill within its recovery division related to the acquisitions, all of which is expected to be deductible for tax purposes.

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

2007 Acquisitions

During the year ended December 31, 2007, the Company completed four acquisitions and paid total cash consideration of approximately $32.9 million, including acquisition related expenses. The acquisitions expanded its recovery division and healthy living division services into new geographic regions within the United States. The Company recorded $29.1 million of goodwill, of which $28.6 million is expected to be deductible for tax purposes. Goodwill assigned to the recovery division and healthy living division was $22.9 million and $6.2 million respectively.

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

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. BALANCE SHEET COMPONENTS

Balance sheet components at December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Accounts receivable—gross	$36,885	$36,235
Less allowance for doubtful accounts	(5,327)	(5,409)

Accounts receivable—net	$31,558	$30,826

Other assets-net:
Capitalized financing costs—net	$14,663	$18,688
Deposits	925	912
Note receivable	4,031	465

Total other assets-net	$19,619	$20,065

Accrued liabilities:
Accrued payroll and related expenses	$8,698	$7,864
Accrued vacation	4,615	5,613
Accrued interest	8,019	8,289
Accrued expenses	8,519	7,295

Total accrued liabilities	$29,851	$29,061

Other current liabilities:
Deferred revenue	$9,650	$10,249
Client deposits	4,130	5,114
Insurance premium financing	—	2,226
Interest rate swap liability	8,659	12,110
Other liabilities	3,553	1,958

Total other current liabilities	$25,992	$31,657

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Allowance for Doubtful Accounts
Balance—beginning of the period (1)	$5,344	$6,849	$8,235
Provision for doubtful accounts	7,839	6,492	6,857
Write-off of uncollectible accounts	(7,856)	(7,932)	(8,191)

Balance—end of the period	$5,327	$5,409	$6,901

(1)	Beginning balance for the years ended December 31, 2009 and 2008 has been adjusted to exclude accounts receivable related to discontinued operations.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Land	$21,373	$21,373
Building and improvements	74,551	65,733
Leasehold improvements	23,181	22,147
Furniture and fixtures	12,404	11,556
Computer equipment	10,855	9,474
Computer software	11,332	9,495
Motor vehicles	5,911	5,568
Field equipment	2,782	2,901
Construction in progress	6,363	12,013

	168,752	160,260
Less accumulated depreciation	(43,537)	(30,532)

Property and equipment—net	$125,215	$129,728

Depreciation expense was $15.6 million, $13.9 million, and $10.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

At September 30, 2009, the Company tested property and equipment within its healthy living segment for possible impairment as a result of triggering events related to declining enrollments. Consequently, for the year ended December 31, 2009, the Company recognized a non-cash impairment charge of $0.2 million related to impairment of property and equipment which is recorded under asset impairment on the consolidated statement of operations.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segment for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Recovery		Healthy Living		Total
	2009	2008	2009	2008	2009	2008
Balance as of January 1
Goodwill	$502,155	$488,318	$244,785	$242,366	$746,940	$730,684
Accumulated impairment losses	(624)	—	(142,238)	—	(142,862)	—

Balance as of January 1	501,531	488,318	102,547	242,366	604,078	730,684
Activity during the year:
Goodwill additions	—	11,304	—	—	—	11,304
Goodwill impairment	—	(624)	(30,497)	(142,238)	(30,497)	(142,862)
Goodwill related to earn-outs	200	—	—	641	200	641
Goodwill related to sale of facilities	(236)	—	—	—	(236)	—
Goodwill adjustments	49	2,533	—	1,778	49	4,311

Balance as of December 31
Goodwill	502,168	502,155	244,785	244,785	746,953	746,940
Accumulated impairment losses	(624)	(624)	(172,735)	(142,238)	(173,359)	(142,862)

Balance as of December 31	$501,544	$501,531	$72,050	$102,547	$573,594	$604,078

Goodwill impairment

2009 Goodwill Impairment — During 2009, the Company tested its recovery reporting unit for possible impairment in accordance with its annual goodwill impairment testing policy. The Company determined that the fair value of its recovery reporting unit exceeded its carrying value by approximately 165%. As a result of the impairment testing, the Company established that the second step of goodwill impairment testing was not required for its recovery reporting unit.

During the third quarter of 2009, the Company reduced its estimate of expected future cash flows for the healthy living reporting unit based upon current economic conditions including the lack of availability of student loans, credit for its clients and other factors. Accordingly, the Company tested its healthy living reporting unit in advance of the annual goodwill impairment test date as there was a significant adverse change in business climate and recognized a non-cash impairment charge of $24.9 million. Goodwill impairment charges, recognized by the Company during the three months ended September 30, 2009, were estimated amounts which were subsequently revised during the fourth quarter of 2009 resulting in a favorable goodwill adjustment of $0.6 million.

During the fourth quarter of 2009, the Company closed two facilities within its healthy living reporting unit. The closure of the two facilities negatively impacted the Company’s forecasted cash flows for the reporting unit. The decrease in forecasted cash flows was considered a triggering event that gave effect to additional goodwill impairment testing for the healthy living reporting unit. As a result of goodwill impairment testing for its healthy living reporting unit, the Company determined that the carrying value of its healthy living reporting unit exceeded the reporting unit’s estimated fair value and recognized a non-cash impairment charge of $6.2 million.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill impairment charges for 2009 are reflected as goodwill impairment within continuing operations in the consolidated statement of operations.

2008 Goodwill Impairment — In the third quarter of 2008, the Company tested its healthy living reporting unit for impairment in advance of the annual test date, based upon restructuring activity and deteriorating economic conditions. The Company recorded a non-cash impairment charge of $142.2 million related to its healthy living reporting unit, which is reflected as goodwill impairment in continuing operations on the consolidated statement of operations.

As of December 31, 2008, certain facilities within the Company’s recovery reporting unit were classified as held for sale. A portion of the recovery reporting unit goodwill was allocated to these assets held for sale on a relative fair value basis. At December 31, 2008, the Company determined that the carrying value of the assets held for sale exceeded the fair value. Accordingly, the Company recognized $0.6 million goodwill impairment charge which is recorded within discontinued operations on the consolidated statement of operations.

Goodwill related to earnouts

Certain acquisition agreements contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity’s operations exceed negotiated benchmarks. During the year ended December 31, 2009, the recovery reporting unit recorded $0.2 million in additional goodwill related to the Company’s negotiated purchase of an earnout related to a 2008 acquisition.

During the year ended December 31, 2008, the healthy living reporting unit recorded $0.6 million in additional goodwill as a result of one of the entities meeting the benchmarks.

Goodwill related to sale of facilities

During the year ended December 31, 2009, the Company completed the sale of four facilities within its recovery reporting unit which were classified as held for sale at December 31, 2008. The Company allocated approximately $0.2 million of goodwill to the facilities upon completion of the sales.

Goodwill adjustments

For the year ended December 31, 2009, goodwill adjustments include an immaterial correction to an acquisition completed in 2007. For the year ended December 31 2008, goodwill adjustments include a $1.8 million correction related to an above market lease from an acquisition completed in 2007 and a $2.5 million correction of estimated deferred tax benefits related to acquisitions occurring in 2006.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets at December 31, 2009 and 2008 consist of the following (in thousands):

	December 31, 2009				December 31, 2008
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$29,695	$(4,632)	$25,063	20 years	$35,914	$(3,823)	$32,091
Accreditations	20 years	14,144	(2,219)	11,925	20 years	16,118	(1,722)	14,396
Curriculum	20 years	7,425	(1,159)	6,266	20 years	8,743	(929)	7,814
Government including Medicaid contracts	15 years	34,967	(9,131)	25,836	15 years	34,979	(6,806)	28,173
Managed care contracts	10 years	14,400	(5,640)	8,760	10 years	14,400	(4,200)	10,200
Managed care contracts	5 years	100	(45)	55	5 years	100	(25)	75
Core developed technology	5 years	2,704	(2,122)	582	5 years	2,704	(1,582)	1,122
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization:		$103,587	$(25,100)	78,487		$113,110	$(19,239)	93,871

Intangible assets not subject to amortization:
Trademarks and trade names				174,821				176,587
Certificates of need				44,600				44,600
Regulatory licenses				37,501				39,405

Total intangible assets not subject to amortization				256,922				260,592

Total intangible assets				$335,409				$354,463

Amortization expense related to intangible assets subject to amortization was $7.3 million, $8.1 million and $10.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, the Company continued its restructuring activities initiated in 2008 (the “FY08 Plan”). The Company recognized a non-cash impairment charge of $6.1 million related to finite-lived intangible assets and $3.2 million related to indefinite lived intangible assets. These impairment charges are based on the Company’s decision to close four of its healthy living program facilities and reduce the carrying value of certain of its finite-lived and indefinite lived intangible assets to their estimated fair value.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment charges related to facility closures are included under asset impairment in the consolidated statement of operations under results from discontinued operations. See Note 18.

During the third quarter ended September 30, 2009, the Company tested its finite lived intangible assets for possible impairment due to negative economic conditions including the lack of availability of student loans, credit for its clients and other factors which indicated that the carrying value of certain of its assets may not be recoverable. The Company records impairments when the undiscounted future cash flow from an asset tested is less than the carrying value of that asset. Losses are measured based on the difference between the carrying value and the estimated fair market value of the asset based on a discounted cash flow analysis. The Company determined that certain finite-lived intangible assets within its healthy living segment were impaired. Accordingly, for the year ended December 31, 2009, the Company recognized a non-cash charge of $2.0 million which is included in the consolidated statement of operations under asset impairment. These impairment charges reduce the carrying value of certain of its finite-lived intangible assets to their estimated fair value.

During 2008, as a result of impairment testing during the year, the Company recognized non-cash impairment charges of $16.9 million related to intangibles subject to amortization and $10.9 million related to intangible assets not subject to amortization. Of the total impairment charges, $4.5 million of charges related to intangible assets not subject to amortization are recognized in continuing operations on the Company’s consolidated statement of operations under asset impairment. The remaining impairment charges are recognized in discontinued operations.

Estimated future amortization expense related to the amortizable intangible assets at December 31, 2009 is as follows (in thousands):

Fiscal Year
2010	$6,895
2011	6,395
2012	6,349
2013	6,334
2014	6,334
Thereafter	46,180

Total	$78,487

7. INCOME TAXES

The provision for income taxes attributable to income from continuing operations consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$5,691	$269	$(855)
State	2,176	2,354	2,691

Total Current	7,867	2,623	1,836

Deferred:
Federal	(3,295)	(8,156)	(648)
State	(556)	(743)	(181)

Total Deferred	(3,851)	(8,899)	(829)

Income tax expense (benefit) from continuing operations	$4,016	$(6,276)	$1,007

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the effective tax rate for continuing operations is summarized in the following table:

	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	-11.8%	-0.6%	-342.2%
Goodwill impairment	-60.1%	-28.2%	—
Non deductible expenses	1.3%	-0.2%	-48.3%
Prior year provision true-ups	1.3%	-0.3%	-22.4%
Release of tax reserve	—	0.0%	221.2%
Change in valuation allowances for NOL	1.8%	-1.0%	—
Other	3.4%	0.2%	-22.2%

Effective tax rate from continuing operations	-29.1%	4.9%	-178.9%

Deferred tax — Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the amounts used for income tax purposes. The tax effects of items comprising deferred income taxes at December 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax assets:
Reserves and allowances	$6,491	$4,006
Net operating loss carryforwards	5,431	1,277
Research credits	1,068	1,295
Acquisition costs	2,674	3,184
Flow through entity	—	204
Stock based compensation	7,850	5,637
Charitable contributions	109	97
State taxes	351	8
Interest rate swap	3,451	5,356

Gross deferred tax assets	$27,425	$21,064
Valuation allowance	(5,763)	(8,127)

Total deferred tax assets	$21,662	$12,937

Deferred tax liabilities:
Acquired intangible assets	$(130,096)	$(142,999)
Depreciation and amortization	(1,223)	(240)
Flow through entity	(1,331)	—

Gross deferred tax liabilities	$(132,650)	$(143,239)

Total net deferred tax liabilities	$(110,988)	$(130,302)

Current Net DTA	$6,346	$4,029
Non-Current Net DTL	$(117,334)	$(134,331)

At December 31, 2009, the Company had $4.3 million and $72.7 million of U.S. federal and state net operating loss carry forwards, respectively, available to offset future taxable incomes, which expire in varying amounts beginning in 2022 and 2013 respectively, if not utilized. Under the Tax Reform Act of 1986, the

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of and benefits from net operating loss carry forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. At December 31, 2009, the Company’s net operating loss and credit carry forwards may be subject to such limitations.

At December 31, 2009, the Company had approximately $0.2 million of state research and development credit carry forward, respectively. The state credits carry forward indefinitely.

As of December 31, 2009, the Company also had $1.0 million of federal alternative minimum tax credit that can be carried forward indefinitely to offset the future federal regular tax liability.

Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets, and have recorded valuation allowance of $5.8 million at December 31, 2009.

Our income tax returns are audited by federal and various states tax authorities. We are currently under examination by the Internal Revenue Service for the tax year 2006 and by various state jurisdictions for various tax years. We periodically evaluate our exposures associated with our tax filing positions.

Income Tax related to Impairments — During the year ended December 31, 2009, the Company recognized a total of $ 42.0 million in impairments related to goodwill, intangible assets and fixed assets. Of the $42.0 million in impairment, $41.8 million is related to impairment of goodwill and other intangible. The remaining $0.2 million is related to fixed asset impairments.

Of the $41.8 million in impairments related to goodwill and other intangibles, $23.6 million represents goodwill that is non-deductible for income tax purposes, resulting in an increase to federal income expense of $8.3 million. The $8.3 million increase in income tax expense reduced the income tax benefit to the Company’s total effective tax rate by 60.1%. The $8.3 million income tax expense is related to continuing operations.

Of the total impairments, $41.8 million impairment generated approximately $7.0 million of income tax benefits in the form of future tax deductions.

During the year ended December 31, 2008, the Company recognized a total of $ 173.7 million in impairments related to goodwill, intangible assets and fixed assets. Of the $173.7 million in impairment, $170.7 million is related to impairment of goodwill and other intangibles. The remaining $3.0 million is related to fixed asset impairments.

Of the $170.7 million in impairments related to goodwill and other intangibles, $102.9 million represents goodwill that is non-deductible for income tax purpose, resulting in an increase to federal income expense of $36.0 million. The $36.0 million increase in income tax expense reduced the income tax benefit to the Company’s total effective tax rate by 22.7%. Of the $36.0 million income tax expense, $35.8 million is related to continuing operations and $0.2 million is related to discontinued operations, representing an effective tax rate change of 28.2% and 0.7%, respectively.

Of the total impairments, $67.7 million impairment generated approximately $27.0 million of income tax benefits in the form of future tax deductions.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrecognized tax benefits — At December 31, 2009, the Company’s total unrecognized tax benefits were approximately $1.1 million exclusive of interest and penalties described below. Included in this amount is approximately $0.7 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. The Company expects that $0.4 million 2006 transaction cost will be taken off from the schedule and realize unrecognized tax benefits within the next six to eight months due to 2006 IRS audit close.

The Company recognizes interest related to unrecognized tax benefits within the income tax expenses line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. At December 31, 2009 and 2008, the Company had $0.3 million and $0.1 million accrued for estimated interest and penalties.

The Company is no longer subject to U.S. federal, state and local income tax audits by taxing authorities for years through 2004. The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject in the United States. In addition, the Company has net operating losses in certain states for which the statute of limitations relative to the net operating loss carryovers is open from 2001.

The following is a roll forward of our total gross unrecognized tax benefit liabilities for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Beginning Balance	$1,097	$1,075	$1,918
Tax positions related to
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	112	464
Reductions	—	—	—
Settlements
Lapse of statute of limitations	(16)	(90)	(1,307)

Balance, December 31,	$1,081	$1,097	$1,075

8. LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Term loan	$405,649	$409,841
Revolving line of credit	46,500	61,500
Senior subordinated notes, net of discount of $1,606 in 2009 and $1,870 in 2008	175,690	175,426
Seller notes	3,116	6,216
Note payable, leasehold improvement	121	157
Capital lease obligations	—	12

Total debt	631,076	653,152
Less current portion	(8,814)	(6,522)

Long-term debt—less current portion	$622,262	$646,630

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Loan and Revolving Line of Credit — On February 6, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The Credit Agreement provided for financing of $245.0 million in senior secured term loans and $100.0 million of revolving line of credit. On November 17, 2006, concurrent with the Aspen Education Group acquisition, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for financing of $419.3 million in senior secured term loans (“Term Loan”) and $100.0 million of revolving line of credit. The Company borrowed $175.5 million in senior secured term loans upon execution of the amendment. Effective April 16, 2007, the Company entered into Amendment No. 2 (“Amendment No. 2”) that amends the Company’s Amended and Restated Credit Agreement. Under Amendment No. 2, the Term Loan interest is payable quarterly at 90 day LIBOR plus 2.25% per annum (previously 2.50% per annum); provided that on and after such time if the Company’s corporate rating from Moody’s is at least B1 then the interest is payable quarterly at 90 day LIBOR plus 2.0% per annum.

Term Loan — Aggregate commitment of $419.3 million matures on February 6, 2013. The Term Loan is payable in quarterly principal installments of $1.05 million per quarter through December 31, 2012, and the remainder on February 6, 2013. Interest is payable quarterly at 90 day London Interbank Offered Rate (“LIBOR”) plus 2.25% (2.501% at December 31, 2009). Under the Amendment No. 2, the Company must comply with certain restrictive financial covenants that limit the amount of capital expenditures the Company may make on an annual basis and require the Company to maintain certain levels of liquidity, debt to income ratios and interest coverage ratios. The Company was in compliance with all such covenants as of December 31, 2009. The principal balance outstanding at December 31, 2009 was $405.6 million.

Under the Credit Agreement, the Company is required to apply a certain portion of excess cash to the principal amount of the Term Loan. Excess cash under the Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items.

Revolving Line of Credit — Maximum borrowings are not to exceed $100.0 million. At the Company’s option, interest is currently payable at LIBOR plus 2.50% or monthly at the Base Rate (defined as the higher of (a) the prime rate or (b) the overnight federal funds rate plus 50 basis points) plus 1.50% per annum. Principal is payable at the Company’s discretion based on available operating cash balances. The revolving line of credit commitment expires on February 6, 2012. At December 31, 2009, the outstanding balance under the revolving line of credit was $46.5 million. Based on periodic review of its debt structure, the Company determined it appropriate to classify $46.5 million related to the revolving line of credit as long-term debt as the company does not intend to repay such amount in 2010. From time to time the revolving line of credit may include one or more swing line loans at the Base Rate or one or more letters of credit (“LCs”). At December 31, 2009, there was no outstanding balance on the swing line loans. LCs outstanding at December 31, 2009 totaled $8.9 million, respectively, with interest payable quarterly at LIBOR plus 2.50% per annum. The LCs secure various liability and workers’ compensation policies in place for the Company and its subsidiaries. The Company has historically and currently intends to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, the Company expects that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding.

Senior Subordinated Notes — On November 16, 2006, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016. Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium or at the redemption prices set forth in the indenture governing the Notes. If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes. The Notes are subordinated to all of

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by all the Company’s wholly owned subsidiaries.

During the year ended December 31, 2008 the Company retired senior subordinated notes with a par amount of $22.7 million. Excluding immaterial transaction related costs, the Company realized a gain of $8.1 million related to debt retirement activities, which is included in gain on debt repurchase on the Company’s consolidated statement of operations.

Seller Notes — Represents notes payable for amounts owed by the Company to former shareholders of business acquired related to the achievement of certain earnout obligations. Interest rates on these notes range from 6.75% to 10.25%. Principal and interest are payable quarterly through January 2012.

Lessor Financing — Leasehold improvements at two facilities leased by the Company were financed by the lessor and the Company issued note payables for those amounts. Such amounts are due and payable in the aggregate amount of approximately $0.1 million as of December 31, 2009.

Interest expense on total debt was $45.7 million for the year ended December 31, 2009 inclusive of $1.4 million of capitalized interest, $54.9 million for the year ended December 31, 2008 inclusive of $0.8 million of capitalized interest, and $60.9 million for the year ended December 31, 2007.

At December 31, 2009, currently scheduled principal payments of total long-term debt, excluding discount on senior subordinated notes, are as follows (in thousands):

Total
2010	$5,908
2011	7,105
2012	51,117
2013	393,250
2014	—
Thereafter	177,296

Total	$634,676

9. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The Company expects that the interest rate swaps will hedge the variable cash flows associated with existing variable-rate debt. Accordingly, the Company has designated these as cash flow hedges under applicable accounting literature. The effective portion of changes in the fair value of interest rate swaps designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in interest expense on the statements of operations.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had two outstanding interest rate derivatives with a combined $231.3 million in notional amounts that were designated as cash flow hedges of interest rate risk. One of the derivatives (the “2006 Swap”) with a maturity date of March 31, 2011, converts $31.3 million of its floating-rate debt to fixed-rate debt at 4.99%. For the second derivative (the “2008 Swap”) with a maturity date of June 30, 2011, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million notional amount.

For the years ended December 31, 2009 and 2008, the Company recorded an unrealized gain of $1.3 million, net of tax and an unrealized loss of $6.3 million, net of tax, respectively, related to its cash flow hedges. Unrealized gains and losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income. See Note 11.

At June 30, 2008, the 2006 Swap had not been designated as a qualifying hedge. On July 1, 2008 (the “off-market” date) the Company designated the 2006 Swap as a qualifying cash flow hedge. During the three months ended December 31, 2009, the Company reclassified $1.3 million related to 2006 Swap hedge ineffectiveness from other comprehensive income to earnings. The reclassification of hedge ineffectiveness relates to unrealized gains being deferred in other comprehensive income that represent changes in fair value of the 2006 Swap. The reclassification from other comprehensive income to earnings represents a favorable increase of $1.3 million to earnings, before taxes, and is recorded in interest expense in the Company’s consolidated statement of operations.

During 2008, the Company recognized a $0.3 million loss in cumulative hedge ineffectiveness of the 2006 Swap which was recorded in interest expense on the Company’s consolidated statement of operations. For the six months ended June 30, 2008, and prior to the off-market date, the Company recognized an immaterial loss for the 2006 Swap. For the year ended December 31, 2007, the Company recorded a loss of $1.8 million related to the 2006 Swap, which was recognized in other (expense) income on the Company’s consolidated statements of operations.

For the years ended December 31, 2009 and 2008, there was no hedge ineffectiveness related to the 2008 Swap.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7.3 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments at December 31, 2009 and 2008 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$8,659	$12,110

Total derivatives designated as hedging instruments		$8,659	$12,110

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the before-tax effect of the Company’s derivative financial instruments for the years ending December 31, 2009 and 2008 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest Rate Swaps	$(5,101)	$(11,155)	Interest expense	$(7,279)	$(705)	Interest expense	$536	$(583)

Credit-Risk-Related Contingent Features

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At December 31, 2009, the liability due to counterparties to the derivative agreements is $9.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk (“credit valuation adjustments”). As of December 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2009, it may be required to settle its obligations under the agreements at their termination value of $9.8 million. At December 31, 2009, the Company was in compliance with all agreements related to its debt and derivatives.

10. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at December 31, 2009 and 2008. These instruments are allocated to Level 2 on the fair value hierarchy

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

The following table presents the non-financial assets that were measured and recorded at fair value on a non-recurring basis during the year ended December 31, 2009 (in thousands):

	Year Ended December 31, 2009		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Property and equipment	$212	—	$—	$—	$—
Referral network	5,303	—	—	—	—
Accreditation	1,681	—	—	—	—
Curriculum	1,132	—	—	—	—
Regulatory licenses	1,904	—	—	—	—
Trademarks and trade names	1,268	—	—	—	—
Goodwill—healthy living reporting unit	30,497	72,050	—	—	72,050

Total	$41,997	72,050	$—	$—	$72,050

For the year ended December 31, 2009, the estimated fair value of the assets was determined based on level 3 inputs.

Fair Value of Financial Instruments

Financial instruments not measured on a recurring basis include cash, restricted cash, accounts receivable, accounts payable, loan program notes and long-term debt. With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	December 31, 2009		December 31, 2008
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$3,821	$3,872	$—	$—

Total Assets	$3,821	$3,872	$—	$—

Liabilities
Senior subordinated notes	$175,690	$156,570	$175,426	$106,892
Term loan	$405,649	$358,568	$409,841	$299,090

Total Liabilities	$581,339	$515,138	$585,267	$405,982

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan program notes are measured at fair value using Level 2 inputs based on the 90-day LIBOR rate plus a margin based on consumer credit scores. The Company’s senior subordinated notes are measured at fair value using Level 2 inputs based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods and the forward yield curve derived from commercial bank liabilities.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of accumulated other comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 is comprised of the following (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net (loss) income	$(26,661)	$(142,058)	$1,653
Other comprehensive income (loss):
Net change in unrealized gain/(loss) on cash flow hedges (net of tax expense of $865 in 2009, and tax benefit of $4,161 in 2008)	1,314	(6,289)	—

Total comprehensive (loss) income	$(25,347)	$(148,347)	$1,653

Comprehensive (loss) income attributable to noncontrolling interest	$(62)	$(153)	$189

Comprehensive (loss) income attributable to CRC Health Corporation	$(25,285)	$(148,194)	$1,464

12. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases various office space, clinic offices, facilities and equipment under non-cancelable operating leases throughout the United States with various expiration dates through November 2026. Rent expense was $19.4 million, $22.1 million and $19.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company earned $0.4 million, $0.5 million, and $0.4 million in sublease rental income for the years ended December 31, 2009, 2008 and 2007, respectively. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. The Company is party to certain related party leases as a result of the Company’s acquisitions (see Note 16). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the clinic offices and facility leases.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under all non-cancelable operating leases at December 31, 2009 are as follows (in thousands):

	Third Party Operating Lease Payments	Related Party Operating Lease Payments	Total Operating Lease Payments
2010	$16,876	$2,210	$19,086
2011	13,987	2,219	16,206
2012	11,449	2,193	13,642
2013	9,315	1,978	11,293
2014	7,652	1,689	9,341
Thereafter	48,474	9,746	58,220

Total minimum lease payments	$107,753	$20,035	$127,788

Indemnifications — The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance which should enable the Company to recover a portion of any future amounts paid.

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

Self-Insurance Plans — Effective May 2004, the Company established a self-insurance program for workers’ compensation benefits for employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and include an estimate of costs for claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. Insurance coverage in excess of the per occurrence self-insurance retention has been secured with insurers for specified amounts. The reserve for self-insured workers’ compensation claims was $3.2 million and $3.2 million at December 31, 2009 and 2008, respectively, and is included in accrued liabilities on the consolidated balance sheets.

The Company maintains a self-insurance program for employee group health insurance to consolidate both self-insured and insured plans that had been in existence previously. The self-insured group health plan covers approximately 67% of our employees enrolled in group health plans. The remaining approximate 33% of our employees enrolled in group health plans are covered through health maintenance organizations. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The reserve for self-insured health insurance claims totaled $2.1 million and $0.7 million at December 31, 2009 and 2008, respectively, and is included in accrued liabilities on the consolidated balance sheets.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation — The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

13. STOCKHOLDER’S EQUITY

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2009 and are held by the Group.

Voting — Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

Capital Contributed by Parent

As discussed in Note 1, the Company is a wholly owned subsidiary of the Group. Contributions from and distributions to the Group are reflected as capital contributed by Parent, net on the Company’s consolidated statement of changes in equity. During the years ended December 31, 2009, 2008, and 2007, the Company recorded capital contributions from the Parent of $10.6 million, $5.7 million and $5.0 million, respectively.

The Company is included in the consolidated income tax returns of the Parent. Settlements of intercompany tax receivable and payable amounts between the Company and the Group are reflected as capital contributions or distributions on the consolidated statement of changes in equity. During the year ended December 31, 2009, the Company received $5.4 million from the Parent representing settlement with the Group of the Company’s tax liability. During the year ended December 31, 2007, the Company received $0.8 million from the Parent representing settlement with the Group of the Company’s tax liability.

The Company recognizes stock-based compensation in conjunction with stock options issued by the Group. Stock-based compensation is primarily related to employees of the Company who have received options to purchase Group stock. Stock-based compensation expense associated with these grants is recorded as a capital contribution from the Parent. For the years ended December 31, 2009, 2008, and 2007, the Company recognized $5.5 million, $6.0 million and $3.9 million in non-cash capital contributions from the Parent.

During the years ended December 31, 2009 and 2008, the Company received an immaterial amount and $0.1 million in cash related to stock options exercised, respectively. Additionally, during 2009, 2008 and 2007, the Company paid approximately $0.3 million, $0.4 million, and $0.3 million, respectively, in cash to repurchase Group common stock as a result of stock options exercised. During the year ended December 31, 2009, the Company also paid $0.1 million in cash related to an employee agreement not to exercise stock options. The cash payment related to Group stock repurchase and retirement is recorded as a capital distribution to the Parent.

During 2007, the Company received a capital contribution of $0.5 million from the Group. The Group funded the capital contribution with the proceeds from the sale of Group equity securities.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. STOCK-BASED COMPENSATION

Description of Share-Based Plans

2006 Executive Incentive Plan, 2006 Management Incentive Plan and 2007 Incentive Plan

On February 6, 2006 the Group adopted the 2006 Executive Incentive Plan (the “Executive Plan”) and the 2006 Management Incentive Plan (the “Management Plan”) and on September 7, 2007, the Group adopted the 2007 Incentive Plan (the “Incentive Plan”). The Company refers to the Executive Plan, Management Plan and Incentive Plan collectively as the “Plans.” The Plans provide for options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. As of December 31, 2009, only non-incentive options (non-qualified under Internal Revenue Code 422) have been awarded under the Plans. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

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

Stock Option Expense Measurement and Recognition

The Company measures and recognizes expense for all stock-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value. Management estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods on a straight-line basis in the consolidated statements of operations. In addition, for the options that vest upon the achievement of performance conditions, the Company recognizes compensation expense only if the probability of achievement of such performance conditions is assured. Such expense is recognized starting from the service inception date.

As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated forfeitures. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at December 31, 2009, 2008, and 2007 was 5% per year.

The Company recognizes the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost as financing cash flows.

The Company continues to account for stock options issued to non-employees in accordance with the provisions of ASC Topic 505-50-30, Equity-Based Payments to Non-Employees.

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted using the Black Scholes Merton option valuation model for Management Plan grants, tranche 1 Executive Plan grants, and tranche 1 Incentive Plan grants. The Company uses the binomial model in conjunction with Monte Carlo simulation to determine the fair value of tranche 2 and 3 Incentive Plan grants and tranche 2 and 3 Executive Plan grants. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of market conditions for certain Executive Plan and Incentive Plan awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average grant date fair value of units granted during the years ended December 31, 2009, 2008 and 2007 were $21.83, $53.72, and $56.31 per unit, respectively. The fair value of stock-based payment awards was estimated using the following assumptions.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Black Scholes Merton
Expected term (in years)	6.16 - 6.24	6.22 - 6.40	5.97 - 6.47
Expected volatility	39.50 - 43.70%	38.70 - 39.90%	40.50 - 48.90%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.03 - 2.92%	2.87 - 3.40%	3.50 - 5.06%

Binomial (Monte Carlo simulation)
Expected volatility	39.60 - 52.88%	50.80 - 51.78%	51.05 - 55.09%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.74 - 3.71%	3.53 - 3.94%	3.94 - 5.14%

•

Expected term used in the Black Scholes Merton valuation model represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock options, vesting schedules and expectation of future employee behavior as influenced by changes to the terms of its stock option grants.

•	Expected volatility utilized for the units granted is based on the historical volatility of comparable public companies for periods corresponding to the expected term of the awards.

•	No dividends are expected to be paid over the option term.

•	The risk-free rate used for options granted is based on the implied yield on U.S. Treasury constant maturities issued with a term equal to the expected term of the options.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock-based compensation expense related to the stock options granted by the Group is being recorded on the Company’s consolidated financial statements, as substantially all grants have been made to employees of the Company. The Company recognizes stock-based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $5.5 million, $6.0 million, and $3.9 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $2.2 million, $2.4 million, and $1.5 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, $18.0 million of total unrecognized compensation, net of estimated forfeitures of $1.0 million, is expected to be recognized over a weighted-average period of 3.2 years if all performance conditions are met under the provisions of the option plans. During the years ended December 31, 2009, 2008 and 2007, 638,186 shares, 570,719 shares and 958,255 shares vested with an aggregate grant date fair value of $3.4 million, $3.1 million and $5.1 million, respectively.

Stock Option Activity under the Plans

During the year ended December 31, 2009, the Group granted 20,440 units, which represent 183,961 option shares to purchase Class A common stock of the Group and 20,440 option shares to purchase Class L common stock of the Group. Activity under the Plans for the year ended December 31, 2009 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2008	7,310,873	$7.97		7.44
Granted	204,401	9.00	2.18	9.20
Exercised	(5,431)	1.20	—
Forfeited/cancelled/expired	(621,067)	9.50	5.17

Outstanding—December 31, 2009	6,888,776	$7.87		6.47

Exercisable—December 31, 2009	3,283,288	$6.22		6.26

Exercisable and expected to be exercisable	6,544,337	$7.87		6.47

As of December 31, 2009, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercisable was $5.8 million, $5.8 million and $5.5 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of December 31, 2009. At December 31, 2009 and 2008, the Company had 3,605,488 and 4,516,822 unvested option shares with per-share, weighted average grant date fair values of $5.28 and $5.42, respectively. Additionally, 638,186 option shares with a per-share weighted average grant date fair value of $5.37 vested during the twelve months ended December 31, 2009.

The aggregate intrinsic value of share options exercised under equity compensation plans was $0.5 million, $0.8 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the composition of options outstanding and exercisable as of December 31, 2009.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.02 - $ 0.32	1,058,594	6.15	$0.10	1,058,594	$0.10
$ 1.00 - $ 3.30	5,147,748	6.53	1.12	1,902,792	1.09
$ 7.89 - $17.62	111,173	6.11	8.04	111,173	8.04
$ 81.00 - $98.16	571,261	6.53	83.05	210,729	82.25

Total	6,888,776	6.47	$7.87	3,283,288	$6.22

15. EMPLOYEE BENEFITS

The Company has a qualified 401(k) plan (the “401 K Plan”). The 401 K Plan is a defined contribution plan, available to all eligible employees, that allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The 401 K Plan also allows the Company to make discretionary matching contributions. During February 2009, the Company suspended its discretionary matching under the 401 K Plan and there is no assurance that the Company will reinstate its discretionary contribution portion of the 401 K plan in future periods. The Company’s defined contribution plan expense was approximately $0.1 million, $0.7 million, $0.8 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

16. RELATED PARTY TRANSACTIONS

The Company maintains a stockholders agreement with its security holders. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Parent, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s six directors are employees of Bain Capital, the Company’s principal shareholder.

The Company maintains a management agreement with an affiliate of Bain Capital Partners, LLC. pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement in connection with the provision of services pursuant to the agreement. The management agreement has a five year, evergreen term; however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company, under this agreement, paid management fees of $2.2 million, $2.2 million and $2.0 million during the years ended December 31, 2009, 2008, and 2007, respectively, which is included in supplies, facilities and other operating costs in the Company’s consolidated statements of operations.

The Company maintains operating leases with certain employees resulting primarily from prior year acquisition activity within the healthy living division. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 12).

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2009, the Company had outstanding $177.3 million aggregate principal amount of Notes due in 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2009 and 2008, and the condensed consolidating statements of operations for the years ended December 31, 2009, 2008, and 2007, and the condensed consolidating statements of cash flows for the years ended December 31, 2009, 2008, and 2007.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,745	$237	$—	$4,982
Restricted cash	420	—	—	—	420
Accounts receivable—net of allowance for doubtful accounts	—	31,153	405	—	31,558
Prepaid expenses	4,164	3,217	108	—	7,489
Other current assets	238	1,061	7	—	1,306
Income taxes receivable	676	—	—	—	676
Deferred income taxes	6,346	—	—	—	6,346
Current assets of discontinued operations, facility exits	—	1,720	—	—	1,720

Total current assets	11,844	41,896	757	—	54,497
PROPERTY AND EQUIPMENT—Net	8,046	115,604	1,565	—	125,215
GOODWILL	—	561,796	11,798	—	573,594
INTANGIBLE ASSETS—Net	—	335,409	—	—	335,409
OTHER ASSETS-Net	18,645	959	15	—	19,619
INVESTMENT IN SUBSIDIARIES	1,026,293	—	—	(1,026,293)	—

TOTAL ASSETS	$1,064,828	$1,055,664	$14,135	$(1,026,293)	$1,108,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,702	$1,236	$73	$—	$3,011
Accrued liabilities	16,603	12,806	442	—	29,851
Current portion of long-term debt	7,344	1,470	—	—	8,814
Other current liabilities	11,826	13,697	469	—	25,992
Current liabilities of discontinued operations, facility exits	—	2,114	—	—	2,114

Total current liabilities	37,475	31,323	984	—	69,782
LONG-TERM DEBT—Less current portion	620,495	1,767	—	—	622,262
OTHER LONG-TERM LIABILITIES	982	7,723	30	—	8,735
OTHER LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,679	—	—	1,679
DEFERRED INCOME TAXES	117,334	—	—	—	117,334

Total liabilities	776,286	42,492	1,014	—	819,792
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	288,542	1,013,172	13,121	(1,026,293)	288,542

Total equity	288,542	1,013,172	13,121	(1,026,293)	288,542

TOTAL LIABILITIES AND EQUITY	$1,064,828	$1,055,664	$14,135	$(1,026,293)	$1,108,334

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,180	$360	$—	$2,540
Accounts receivable-net of allowance for doubtful accounts	2	30,390	434	—	30,826
Prepaid expenses	4,420	3,204	79	—	7,703
Other current assets	31	1,543	44	—	1,618
Deferred income taxes	4,029	—	—	—	4,029
Current assets of discontinued operations, facility exits	—	14,125	—	—	14,125

Total current assets	8,482	51,442	917	—	60,841
PROPERTY AND EQUIPMENT-Net	8,712	118,358	2,658	—	129,728
GOODWILL	—	592,280	11,798	—	604,078
INTANGIBLE ASSETS-Net	—	354,463	—	—	354,463
OTHER ASSETS-Net	18,778	1,266	21	—	20,065
INVESTMENT IN SUBSIDIARIES	1,082,757	—	—	(1,082,757)	—

TOTAL ASSETS	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,636	$2,424	$105	$—	$6,165
Accrued liabilities	14,819	13,514	728	—	29,061
Income taxes payable	1,201	—	—	—	1,201
Current portion of long-term debt	4,193	2,329	—	—	6,522
Other current liabilities	14,603	16,354	700	—	31,657
Current liabilities of discontinued operations, facility exits	—	703	—	—	703

Total current liabilities	38,452	35,324	1,533	—	75,309
LONG-TERM DEBT-Less current portion	642,575	4,055	—	—	646,630
OTHER LONG-TERM LIABILITIES	149	7,378	26	—	7,553
LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,909	—	—	1,909
DEFERRED INCOME TAXES	134,331	—	—	—	134,331

Total liabilities	815,507	48,666	1,559	—	865,732
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	303,222	1,069,143	13,614	(1,082,757)	303,222
NONCONTROLLING INTEREST	—	—	221	—	221

Total Equity	303,222	1,069,143	13,835	(1,082,757)	303,443

TOTAL LIABILITIES AND EQUITY	$1,118,729	$1,117,809	$15,394	$(1,082,757)	$1,169,175

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$32	$412,339	$17,219	$—	$429,590
Management fee revenue	75,433	—	—	(75,433)	—

Total net revenue	75,465	412,339	17,219	(75,433)	429,590

OPERATING EXPENSES:
Salaries and benefits	20,125	184,435	7,589	—	212,149
Supplies, facilities and other operating costs	7,851	106,963	8,756	—	123,570
Provision for doubtful accounts	2	7,573	264	—	7,839
Depreciation and amortization	3,566	18,625	666	—	22,857
Asset impairment	—	2,257	—	—	2,257
Goodwill impairment	—	30,497	—	—	30,497
Management fee expense	—	72,414	3,019	(75,433)	—

Total operating expenses	31,544	422,764	20,294	(75,433)	399,169

OPERATING INCOME (LOSS)	43,921	(10,425)	(3,075)	—	30,421
INTEREST EXPENSE	(43,685)	(473)	—	—	(44,158)
OTHER EXPENSE	(82)	—	—	—	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	154	(10,898)	(3,075)	—	(13,819)
INCOME TAX (BENEFIT) EXPENSE	(45)	3,168	893	—	4,016

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	199	(14,066)	(3,968)	—	(17,835)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($4,961)	—	(8,826)	—	—	(8,826)

NET INCOME (LOSS)	199	(22,892)	(3,968)	—	(26,661)

LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(62)	—	(62)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(26,798)	—	—	26,798	—

NET (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(26,599)	$(22,892)	$(3,906)	$26,798	$(26,599)

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$36	$433,533	$20,635	$—	$454,204
Management fee revenue	68,437	—	—	(68,437)	—

Total net revenue	68,473	433,533	20,635	(68,437)	454,204

OPERATING EXPENSES:
Salaries and benefits	17,566	200,208	8,839	—	226,613
Supplies, facilities and other operating costs	9,151	114,171	11,044	—	134,366
Provision for doubtful accounts	8	6,223	177	—	6,408
Depreciation and amortization	2,390	18,838	743	—	21,971
Asset impairment	—	4,525	—	—	4,525
Goodwill impairment	—	142,238	—	—	142,238
Management fee expense	—	64,373	4,064	(68,437)	—

Total operating expenses	29,115	550,576	24,867	(68,437)	536,121

OPERATING INCOME (LOSS)	39,358	(117,043)	(4,232)	—	(81,917)
INTEREST EXPENSE	(53,388)	(714)	(2)	—	(54,104)
GAIN ON DEBT REPURCHASE	8,086	—	—	—	8,086
OTHER INCOME	1	—	—	—	1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,943)	(117,757)	(4,234)	—	(127,934)
INCOME TAX BENEFIT	(292)	(5,776)	(208)	—	(6,276)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(5,651)	(111,981)	(4,026)	—	(121,658)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($10,855)	—	(20,518)	118	—	(20,400)

NET LOSS	(5,651)	(132,499)	(3,908)	—	(142,058)

LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(153)	—	(153)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(136,254)	—	—	136,254	—

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(141,905)	$(132,499)	$(3,755)	$136,254	$(141,905)

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$34	$413,710	$15,967	$0	$429,711
Management fee revenue	71,003	—	—	(71,003)	—

Total net revenue	71,037	413,710	15,967	(71,003)	429,711

OPERATING EXPENSES:
Salaries and benefits	14,344	190,894	5,919	0	211,157
Supplies, facilities and other operating costs	10,508	109,439	8,973	0	128,920
Provision for doubtful accounts	16	6,721	54	0	6,791
Depreciation and amortization	1,632	19,439	302	0	21,373
Management fee expense	0	67,364	3,639	(71,003)	0

Total operating expenses	26,500	393,857	18,887	(71,003)	368,241

OPERATING INCOME (LOSS)	44,537	19,853	(2,920)	0	61,470
INTEREST EXPENSE	(59,442)	(819)	(1)	0	(60,262)
OTHER EXPENSE	(1,771)	0	0	0	(1,771)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,676)	19,034	(2,921)	0	(563)
INCOME TAX EXPENSE (BENEFIT)	29,820	(34,037)	5,224	0	1,007

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(46,496)	53,071	(8,145)	0	(1,570)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE OF $2,136	0	3,223	0	0	3,223

NET (LOSS) INCOME	(46,496)	56,294	(8,145)	0	1,653

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	0	0	189	0	189
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	47,960	0	0	(47,960)	0

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$1,464	$56,294	$(8,334)	$(47,960)	$1,464

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,010	$37,824	$(3,806)	$—	$37,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,891)	(9,867)	(241)	—	(12,999)
Proceeds from sale of property and equipment	110	38	—	—	148
Proceeds from sale of discontinued operations	—	732	—	—	732
Acquisition adjustments	(59)	—	—	—	(59)
Payments made under earnout arrangements	—	(200)	—	—	(200)

Net cash used in investing activities	(2,840)	(9,297)	(241)	—	(12,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	22,026	(26,005)	3,979	—	—
Capital distributed to Parent	(412)	—	—	—	(412)
Repayment of capital lease obligations	—	(12)	—	—	(12)
Borrowings under revolving line of credit	14,000	—	—	—	14,000
Repayments under revolving line of credit	(29,000)	—	—	—	(29,000)
Repayment of long-term debt	(6,550)	—	—	—	(6,550)
Noncontrolling interest buyout	(234)	—	—	—	(234)

Net cash (used in) provided by financing activities	(170)	(26,017)	3,979	—	(22,208)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,510	(68)	—	2,442
CASH AND CASH EQUIVALENTS—Beginning of period	—	2,180	360	—	2,540

CASH AND CASH EQUIVALENTS—End of period	$—	$4,690	$292	$—	$4,982

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(6,644)	$33,771	$(2,951)	$—	$24,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(5,509)	(13,385)	(6,385)	—	(25,279)
Proceeds from sale of property and equipment	—	188	—	—	188
Acquisition of businesses, net of cash acquired	(11,597)	—	—	—	(11,597)
Acquisition adjustments	—	(10)	—	—	(10)
Payments made under earnout arrangements	(2,947)	—	—	—	(2,947)

Net cash used in investing activities	(20,053)	(13,207)	(6,385)	—	(39,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	13,784	(23,291)	9,507	—	—
Capital distributed to Parent	(359)	—	—	—	(359)
Capitalized financing costs	(338)	—	—	—	(338)
Repayment of capital lease obligations	—	(22)	—	—	(22)
Repurchase of long-term debt	(13,607)	—	—	—	(13,607)
Borrowings under revolving line of credit	59,000	—	—	—	59,000
Repayments under revolving line of credit	(24,000)	—	—	—	(24,000)
Repayment of long-term debt	(7,783)	—	—	—	(7,783)

Net cash provided by (used in) financing activities	26,697	(23,313)	9,507	—	12,891

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,749)	171	—	(2,578)
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,929	189	—	5,118

CASH AND CASH EQUIVALENTS—End of period	$—	$2,180	$360	$—	$2,540

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2007

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$28,694	$28,718	$(992)	$—	$56,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,002)	(25,820)	(1,337)	—	(30,159)
Proceeds from sale of property and equipment	—	90	—	—	90
Acquisition of businesses, net of cash acquired	(32,912)	—	—	—	(32,912)
Acquisition adjustments	—	779	—	—	779
Payments made under earnout arrangements	(8,645)	—	—	—	(8,645)
Purchase of intangible asset	(100)	—	—	—	(100)

Net cash used in investing activities	(44,659)	(24,951)	(1,337)	—	(70,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	267	(2,746)	2,479	—	—
Capital contributed by Parent	252	—	—	—	252
Capitalized financing costs	(640)	—	—	—	(640)
Repayment of capital lease obligations	—	(259)	—	—	(259)
Borrowings under revolving line of credit	63,500	—	—	—	63,500
Repayments under revolving line of credit	(40,600)	—	—	—	(40,600)
Repayment of long-term debt	(6,814)	—	—	—	(6,814)

Net cash provided by (used in) financing activities	15,965	(3,005)	2,479	—	15,439

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	762	150	—	912
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,167	39	—	4,206

CASH AND CASH EQUIVALENTS—End of period	$—	$4,929	$189	$—	$5,118

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. RESTRUCTURING

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its strategic business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. During the year ended December 31, 2009, the Company continued restructuring activities under the FY08 Plan. Actions under the FY08 Plan are focused on those facilities which have been negatively impacted by the economic crisis and the depressed credit markets. Facility exit actions include the closure, sale or sale of certain facilities across all divisions and have been substantially completed at December 31, 2009.

At December 31, 2009, the Company has recorded approximately $3.0 million in lease obligations, net of sublease income, related to minimum operating lease payments over the next six years for facility exit and $0.6 million in severance benefit payments over the next twelve months. Lease obligations related to minimum operating lease payments and severance benefit obligations are recorded on the Company’s consolidated balance sheets under accrued liabilities.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of total restructuring activity, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Total restructuring reserve at December 31, 2007	—	—	—
Expenses
Recovery division	$53	$2,208	$2,261
Healthy living division	316	1,017	1,333
Corporate	—	—	—

Total expenses	369	3,225	3,594
Cash payments (receipts), net
Recovery division	(41)	—	(41)
Healthy living division	(152)	(121)	(273)
Corporate	—	—	—

Total cash payments (receipts), net	(193)	(121)	(314)
Restructuring reserve at December 31, 2008
Recovery division	12	2,208	2,220
Healthy living division	164	896	1,060
Corporate	—	—	—

Total restructuring reserve at December 31, 2008	176	3,104	3,280
Expenses
Recovery division	425	660	1,085
Healthy living division	1,154	1,302	2,456
Corporate	271	6	277

Total expenses	1,850	1,968	3,818
Cash payments (receipts), net
Recovery division	(418)	(761)	(1,179)
Healthy living division	(726)	(1,323)	(2,049)
Corporate	(271)	(6)	(277)

Total cash payments (receipts), net	(1,415)	(2,090)	(3,505)
Restructuring reserve at December 31, 2009
Recovery division	19	2,107	2,126
Healthy living division	592	875	1,467
Corporate	—	—	—

Total restructuring reserve at December 31, 2009	$611	$2,982	$3,593

During the year ended December 31, 2009, the Company recognized a non-cash impairment charge of $6.1 million related to finite-lived intangible assets and $3.2 million related to indefinite lived intangible assets. These impairment charges are based on the Company’s decision to close four healthy living program facilities and reduce the carrying value of finite-lived and indefinite lived intangible assets associated with these facilities to their estimated fair value. Impairment charges related to facility closures are included in the consolidated statement of operations under results from discontinued operations.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. DISCONTINUED OPERATIONS

As part of the FY08 Plan, the Company announced its intention to sell, dispose of or cease operations at certain facilities within each of its business divisions. At December 31, 2008, these facilities included one therapeutic boarding school and one eating disorder start-up in its healthy living division, and eight outpatient treatment clinics in its recovery division. During the year ended December 31, 2009, the Company classified five additional facilities as discontinued operations which included two outdoor programs and two therapeutic boarding schools within its healthy living division and one outpatient facility within its recovery division. For all periods presented, the Company had classified a total of fifteen facilities as discontinued operations. During the year ended December 31, 2009, the Company completed the sale of four facilities classified as held for sale and recognized an immaterial loss related to the sale.

Activities related to discontinued operations are recognized in the Company’s consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Net revenue	$9,954	$21,878	$30,294
Operating expenses	14,226	26,106	24,935
Asset impairment	9,243	26,311	—
Goodwill impairment	—	624	—
Interest expense	9	18	—
Loss on disposals	263	74	—
(Loss) income before income taxes	(13,787)	(31,255)	5,359
Tax (benefit) expense	(4,961)	(10,855)	2,136

(Loss) income from discontinued operations	$(8,826)	$(20,400)	$3,223

20. SEGMENT INFORMATION

The Company has two identified operating segments under its organizational structure, which are also its reportable segments: recovery division and healthy living division.

Reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer. The financial information used by the Company’s chief operating decision-maker includes net revenue, operating expenses, income (loss) from continuing operations and capital expenditures.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of December 31, 2009, the recovery segment provided substance abuse and behavioral health services to patients at 100 facilities located in 21 states.

Healthy Living — The healthy living segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environment. As of December 31, 2009, the healthy living segment operated 42 educational facilities in 15 states and two foreign countries. Its offerings include boarding schools, experiential outdoor education programs and summer camps as well as weight management and eating disorder services. Weight management and eating disorder services within the healthy living segment provide adult and adolescent treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs.

Corporate — In addition to the two reportable segments as described above, the Company has activities classified as corporate which represent revenue and expenses associated with eGetgoing, an online internet treatment option, certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support), and stock-based compensation expense that are not allocated to the segments.

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations are primarily in the United States.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net revenue:
Recovery division	$311,835	$309,379	$286,091
Healthy living division	117,515	144,507	143,194
Corporate	240	318	426

Total consolidated net revenue	$429,590	$454,204	$429,711

Operating expenses:
Recovery division	$214,436	$224,446	$206,204
Healthy living division	153,098	282,491	135,467
Corporate	31,635	29,184	26,570

Total consolidated operating expenses	$399,169	$536,121	$368,241

Operating income (loss):
Recovery division	$97,399	$84,933	$79,887
Healthy living division	(35,583)	(137,984)	7,727
Corporate	(31,395)	(28,866)	(26,144)

Total consolidated operating (loss) income	$30,421	$(81,917)	$61,470

Income (loss) from continuing operations before income taxes:
Total consolidated operating (loss) income	$30,421	$(81,917)	$61,470
Interest expense	(44,158)	(54,104)	(60,262)
Gain on debt repurchase	—	8,086	—
Other income (expense)	(82)	1	(1,771)

Total consolidated loss from continuing operations before income taxes	$(13,819)	$(127,934)	$(563)

Capital expenditures (1):
Recovery division	$7,370	$12,525	$18,309
Healthy living division	2,738	7,245	8,848
Corporate	2,891	5,509	3,002

Total consolidated capital expenditures	$12,999	$25,279	$30,159

	December 31, 2009	December 31, 2008
Total assets (1)
Recovery division	$897,239	$899,360
Healthy living division	171,580	222,525
Corporate	39,515	47,290

Total consolidated assets	$1,108,334	$1,169,175

(1)	Includes amounts related to discontinued operations

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. QUARTERLY SUMMARY (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the four quarters ended December 31, 2009 and 2008. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2009
Net revenue	$102,842	$108,929	$113,084	$104,735
(Loss) income from continuing operations, net of tax	(297)	2,805	(17,448)	(2,895)
Loss from discontinued operations, net of tax	(1,016)	(474)	(1,273)	(6,063)
Net (loss) income	(1,313)	2,331	(18,721)	(8,958)
Less: net (loss) income attributable to the Noncontrolling interest	(128)	9	148	(91)
Net (loss) income attributable to CRC Health Corporation	(1,185)	2,322	(18,869)	(8,867)

Amounts attributable to CRC Health Corporation:
(Loss) income from continuing operations, net of tax	$(173)	$2,796	$(17,596)	$(2,805)
Discontinued operations, net of tax	(1,012)	(474)	(1,273)	(6,062)

Net (loss) income attributable to CRC Health Corporation	$(1,185)	$2,322	$(18,869)	$(8,867)

2008
Net revenue	$110,281	$116,272	$121,005	$106,646
(Loss) income from continuing operations, net of tax	(1,394)	4,074	(123,481)	(857)
Loss from discontinued operations, net of tax	(433)	(371)	(16,152)	(3,444)
Net (loss) income	(1,827)	3,703	(139,633)	(4,301)
Less: net (loss) income attributable to the Noncontrolling interest	(303)	(54)	301	(97)
Net (loss) income attributable to CRC Health Corporation	(1,524)	3,757	(139,934)	(4,204)

Amounts attributable to CRC Health Corporation:
(Loss) income from continuing operations, net of tax	$(1,091)	$4,137	$(123,770)	$(772)
Discontinued operations, net of tax	(433)	(380)	(16,164)	(3,432)

Net (loss) income attributable to CRC Health Corporation	$(1,524)	$3,757	$(139,934)	$(4,204)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of their assessment with our audit committee.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
Dr. Barry W. Karlin	55	Chairman and Chief Executive Officer
James Hudak	62	Chief Administrative Officer, Vice President
Kevin Hogge	52	Chief Financial Officer, Vice President and Treasurer
Philip L. Herschman	62	President, Healthy Living Division
Jerome E. Rhodes	52	President, Recovery Division
Gary Fisher	52	Chief Marketing Officer
Pamela B. Burke	42	Vice President, General Counsel and Secretary
Steven Barnes	49	Director
John Connaughton	44	Director
Chris Gordon	37	Director
General Barry R. McCaffrey (ret.)	67	Director
Elliot Sainer	64	Director

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

Gary Fisher, Chief Marketing Officer. Mr. Fisher has served as our chief marketing officer since February 2010. From October 2008 to November 2009, Mr. Fisher served as executive vice president of consumer marketing for Selling Source, LLC. From 2000 to 2007, Mr. Fisher worked at Choice Hotels International, Inc. as vice president, business development and marketing from 2004 to 2007 and as vice president, strategic alliances from 2000 to 2003. From 1998 to 2000, Mr. Fisher served as vice president, brand marketing at Capital One Financial Corporation. From 1996 to 1998, Mr. Fisher served as general manager, marketing and sales of Conectiv, Inc., a subsidiary of Pepco, Inc. From 1991 to 1996, Mr. Fisher served as director of marketing, new business development at L’Oreal S.A. From 1988 to 1991, Mr. Fisher served as group product manager for Corning, Inc. and from 1984 to 1988 he worked in various product manager and marketing manager positions at Nabisco Brands, Inc. Mr. Fisher holds a M.B.A. in marketing from the University of Connecticut and a B.S. in education from State University of New York.

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

Steven Barnes, Director. Mr. Barnes has served as a director since February 2006. Mr. Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including chief executive officer of Dade Behring, Inc., president of Executone Business Systems, Inc. and president of Holson Burnes Group, Inc. Mr. Barnes currently serves on several boards including Ideal Standard Bulgaria AD(IB) and Clear Channel (CC Media Holdings, Inc.), Inc. He also volunteers on several charitable organizations, serving as a member of the board of United way, Make-A-Wish Foundation of Massachusetts, Project Health, Syracuse University and Children’s Hospital Trust. Mr. Barnes received a B.S. from Syracuse University.

John Connaughton, Director. Mr. Connaughton has served as a director since February 2006. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the medical, technology and media industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the consumer products and business services industries. Mr. Connaughton currently serves as a director of Hospital Corporation of America (HCA), Warner Chilcott (WCRX-NASDAQ), Quintiles Transnational Corp, Sungard Data Systems, Warner Music Group (NYSE-WMG), Clear Channel Communications Inc. and The Boston Celtics. He also volunteers for a variety of charitable organizations, serving as a member of Children’s Hospital Board of Overseers, The Berklee College of Music Board of Trustees and UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

Chris Gordon, Director. Mr. Gordon has served as director since February 2006. Mr. Gordon is a managing director of Bain Capital and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company, Inc. and currently serves as a director of Hospital Corporation of America, of Accellent, Inc. and of Quintiles Transnational Corporation. He also volunteers for a variety of charitable organizations, currently serving on the Children’s Hospital Board of Overseers and the Boston Public Library Foundation Board of Directors. Mr. Gordon received an M.B.A. from Harvard Business School where he was a Baker Scholar and graduated magna cum laude with an A.B. in economics from Harvard College.

General Barry R. McCaffrey (ret), Director. General McCaffrey has served as a director since August 2002. From March 2001 to the present, General McCaffrey has served as president of BR McCaffrey Associates, LLC, an international consulting firm. General McCaffrey served as the Director of the White House Office of National Drug Control Policy from March 1996 to March 2001, and as the Bradley Distinguished Professor of National Security Studies at the U.S. Military Academy from March 2001 to June 2005. General McCaffrey has also served as an analyst for NBC News since September 2001. During his time at the White House, General McCaffrey was a member of both the President’s Cabinet and the National Security Council for drug-related issues. General McCaffrey also serves on the board of directors of: DynCorp International; LLC, McNeil Technologies; Global Linguist Solutions; and HNTB Corporation. General McCaffrey graduated from the U.S. Military Academy at West Point. He holds an M.A. in civil government from American University and attended the Harvard University National Security Program as well as the Business School Executive Education Program.

Elliot Sainer, Director. Mr. Sainer has served as a director since November 2006. From November 2006 through September 31, 2007, Mr. Sainer served as the president of our youth division (now part of our healthy living division). From 1998 to 2006, he served as chief executive officer of Aspen Education Group, Inc. We acquired Aspen Education Group, Inc. in November 2006. From 1991 to 1998, Mr. Sainer was Chief Executive Officer of College Health Enterprises. Mr. Sainer serves as a director of Acadia Healthcare, LLC, Knowledge Delivery Systems, Inc. and StarPoint LLC Healthcare Group. He also serves as a member of the board of Alzheimers Association of Greater Los Angeles and Union Station Homeless Services. Mr. Sainer holds an M.B.A. in health care administration from George Washington University and a B.A. in Political Science from the University of Pittsburgh.

Code of Conduct

The CRC Health Corporation Code of Business Conduct and Ethics is our code of ethics applicable to all employees, including all officers and directors with regard to company related activities. The code incorporates our policy to conduct our business affairs honestly and in an ethical manner. It also incorporates our expectations of all employees to provide accurate and timely disclosures in our filings with the SEC. A copy of our code is available on our website at www.crchealth.com under “Company,” “Code of Conduct.” We will post any amendments to our code, or waivers of the code for our executive officers, on our website at www.crchealth.com under “Company.”

We also maintain a Compliance Manual and Code of Conduct that focuses on our responsibilities to our patients and the high standards of ethics that we require from all employees. This Code of Conduct is compliant with the requirements of our accrediting bodies.

Section 16(a) Compliance

There is no established public trading market for our common stock. We are a wholly owned subsidiary of CRC Health Group, Inc., which holds all of our outstanding common stock. CRC Health Group, Inc. is a privately held corporation.

Audit Committee

The audit committee selects the independent auditors, reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews results of the annual audit with the independent auditors. The audit committee is currently composed of Steven Barnes, Chris Gordon and Elliot Sainer. Chris Gordon serves as our “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. In this section, we address the members and role of our compensation committee, our compensation setting process, our compensation philosophy and policies regarding executive compensation, the components of our executive compensation program and our compensation decisions for 2009. We address the compensation paid or awarded during 2009 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers in fiscal year 2009. We refer to these five executive officers as our named executive officers.

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

Components of Executive Compensation Plan

In 2009, the principal elements of annual compensation for our named executive officers consisted of base salary and performance based incentive bonuses, long term equity incentive compensation and benefits.

Base Salary. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualification and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance and competitive salary practices. Further, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance based pay. Dr. Barry Karlin’s base salary was determined in his employment agreement which was negotiated at the time of the Bain Merger and is reviewed annually by the Compensation Committee. For all of our other named executive officers, base salary increases are at the discretion of the Compensation Committee. Base salary is reviewed annually at the beginning of the year and any increases are based on our overall performance and the executive’s individual performance during the preceding year. At its February 2010 meeting, the Compensation Committee reviewed recommendations for salary adjustments for all executive officers. Base salaries for our named executives will increase up to a maximum of 2% in 2010 compared to base salaries in 2009 based on our performance in 2010.

2009 Incentive Bonus Plan. Our 2009 Incentive Bonus Plan is designed to reward our employees for the achievement of 2009 EBITDA goals related to the business. EBITDA represents actual earnings before interest, taxes, depreciation and amortization and certain other adjustments as set forth in the Plan. The bonus payment for our Chief Executive Officer is governed by his employment agreement and is wholly dependent on the achievement of certain EBITDA targets. Pursuant to his employment agreement, our target annual incentive bonus for our Chief Executive Officer is 100% of his base salary in the event that our actual EBITDA is 100% of our budgeted EBITDA; he may earn an annual incentive bonus of up to a maximum 150% of his base salary in the event that our actual EBITDA is 110% of our budgeted EBITDA but also may earn nothing in the event that financial milestones are not achieved. The bonus plan for Kevin Hogge, Philip Herschman, Jerome Rhodes and James Hudak is based on our overall achievement of our EBITDA targets (target bonus assumes our actual EBITDA is 100% of budgeted EBITDA and the maximum bonus assumes that our actual EBITDA is 110% or greater than budgeted EBITDA) and individual contributions. These officers have a target annual incentive bonus of 50% of base salary; they may earn a maximum annual incentive bonus of up to 75% of base salary but may also earn nothing in the event our financial milestones are not achieved. The bonus is paid after completion of our annual audit and the officer must be an employee at such time to receive a bonus payment.

If our actual EBITDA is less than 92.5% of our budgeted EBITDA, then the bonus pool is zero provided that the Compensation Committee may authorize bonuses in their sole discretion. In the event that our actual EBITDA for the year is less than 100% of our budgeted EBITDA but greater than 92.5% then the bonus pool may be prorated. If our actual EBITDA is greater than 100%, the Compensation Committee, in its discretion, may increase the bonus pool amount by up to 50% of the base bonus pool and employees would be eligible to earn an additional bonus. Ultimately, all bonus payment amounts are in the discretion of the Compensation Committee. Consistent with our focus on pay for performance, additional amounts can be earned when actual EBITDA exceeds our budgeted EBITDA. Actual EBITDA was less than 100% of budgeted EBITDA. The bonus amounts were in the discretion of the Compensation Committee. The Compensation Committee determined that discretionary bonuses would be provided to reward and provide future motivation for employees who had achieved or partially achieved their goals and for individual performance. The Compensation Committee approved an aggregate year end bonus pool of $2,434,000 (excluding special retention bonuses, sales commissions etc.) to be allocated and distributed based on performance by the CEO.

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

Our parent company does not have a formal policy requiring stock ownership by management. However, our senior executives, including all named executive officers that were present at the time of the Bain Merger, have committed significant personal capital to CRC. In connection with the closing of the Bain Merger and the acquisition of Aspen Education Group, and pursuant to a rollover and subscription agreement, certain members of our management, including all of the named executive officers that were present at the time of the Bain Merger, converted options to purchase stock of our predecessor company into options to purchase stock of Holdings.

Other Compensation Information. We provide employees, including our named executive officers, with a variety of other benefits, including medical, dental and vision plans, life insurance and holidays and vacation. These benefits are generally provided to employees on a company-wide basis. We do not offer any retirement plans to our directors or executive officers, other than the 401(k) plan generally available to employees. In accordance with the terms of the our 401(k) plan, for a portion of 2009 we matched, in cash, 25% of amounts contributed to that plan by each plan participant, up to 6% of eligible pay. The matching contribution made by us is subject to vesting, based on continued employment, with 25% scheduled to vest on each of the four anniversaries of the employee’s date of hire. In February 2009, we amended the terms of our 401(k) plan to eliminate any company match to amounts contributed by employees to their 401(k) plans.

In connection with the Aspen Acquisition, we acquired a non-qualified Insured Security Option Plan (the “ISOP”) which was available to certain key employees of Aspen Education Group, our youth division (now part of our healthy living division). This plan was available to Mr. Elliot Sainer. The ISOP permits these employees to defer on an after-tax basis a portion of their salary or bonus each calendar year. Under the ISOP, we could make discretionary contributions to these employee accounts, up to $6,000 per employee. Additionally, we may also make additional discretionary contributions to these employee accounts to simulate the pre-tax benefits of our 401(k) plan. We discontinued these discretionary contributions for employee contributions made after the 2007 plan year.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2009.

Respectfully submitted on March 24, 2010 by the members of the Compensation Committee of the Board of Directors.

Dr. Barry Karlin

John Connaughton

Steven Barnes

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards	Option Awards ($) (2)	Non-equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)		Total ($)
Dr. Barry W. Karlin	2009	642,735	—	—	—	200,000	(3)	—	33,335	(6)	876,070
Chairman and Chief Executive Officer	2008	616,515	—	—	—	—		—	39,077	(7)	655,592
	2007	595,346	—	—	—	175,000	(5)	—	38,580	(8)	808,926

James Hudak	2009	307,395	—	—	—	93,000	(3)	—	10,865	(9)	411,260
Chief Administrative Office	2008	124,097	—	—	1,071,400	—		—	3,796	(10)	1,199,293
	2007	—	—	—	—	—		—	—		—

Philip L. Herschman	2009	307,395	—	—	—	80,000	(3)	—	2,867	(11)	390,262
President, Healthy Living Division	2008	294,855	—	—	—	—		—	2,852	(12)	297,707
	2007	284,730	—	—	—	55,591	(5)	—	2,500	(12)	342,821

Jerome E. Rhodes	2009	307,395		—	—	110,000	(3)	—	11,771	(13)	429,166
President, Recovery Division	2008	294,855	—	—	—	27,000	(4)	—	13,308	(14)	335,163
	2007	284,730	—	—	—	60,591	(5)	—	13,118	(14)	358,439

Kevin Hogge	2009	307,395	—	—	—	75,000	(3)	—	6,127	(15)	388,522
Chief Financial Officer, Vice President and Treasurer	2008	294,855	—	—	—	—		—	9,004	(16)	303,859
	2007	284,730	—	—	—	55,591	(5)	—	2,500	(12)	342,821

(1)	Actual salaries for our named executive officers were as follows: Barry Karlin—$618,930 and for each of James Hudak, Kevin Hogge, Jerome E. Rhodes, Philip Herschman—$296,010. The numbers listed above reflect a pay cycle attributable to 2008 but paid in 2009.
(2)	The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with SFAS 123(R). Under SFAS 123(R), the full grant date fair value of the option awards is recognized over a five year period. For a discussion of the assumptions made in the valuation, please see Note 12 to our Consolidated Financial Statements.
(3)	2009 annual incentive bonus paid in February 2010. Bonuses paid pursuant to the 2009 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(4)	2008 annual incentive bonus paid in March 2009. Bonuses paid pursuant to the 2008 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(5)	2007 annual incentive bonus paid in March 2008. Bonuses paid pursuant to the 2007 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(6)	Represents $12,650 for premium costs on a life insurance policy for which the beneficiaries are his family, $20,060 in medical, dental, vision and life insurance contributions, and $625 in company contributions pursuant to our 401(k) Plan for 2009.
(7)	Represents $12,000 for premium costs on a life insurance policy for which the beneficiaries are his family, $23,630 in medical, dental and vision contributions, and $3,375 in company contributions pursuant to our 401(k) Plan for 2008.
(8)	Represents $12,650 for premium costs on a life insurance policy for which the beneficiaries are his family, $22,680 in medical, dental and vision contributions, and $3,250 in company contributions pursuant to our 401(k) Plan for 2007.
(9)	Represents $10,865 in medical, dental, vision and life insurance contributions for 2009.
(10)	Represents $3,796 in medical, dental and vision contributions for 2008.
(11)	Represents $88 in life insurance contributions and $2,779 in company contributions pursuant to our 401(k) Plan.
(12)	Represents company contributions pursuant to our 401(k) Plan.
(13)	Represents $10,800 in car allowance during 2009, $88 in life insurance contributions and $883 in company contributions pursuant to our 401(k) Plan for 2009.
(14)	Represents $10,400 in car allowance during 2008 and 2007. In addition, represents $2,836 and $2,718 in company contributions pursuant to our 401(k) Plan for 2008 and 2007, respectively.
(15)	Represents $5,272 in medical, dental, vision and life insurance contributions and $853 in company contributions pursuant to our 401(k) Plan for 2009.
(16)	Represents $5,345 in medical, dental and vision contributions and $3,586 in company contributions pursuant to our 401(k) Plan for 2008.

Grants of Plan-Based Awards in 2009

The following table contains information concerning grants of plan-based awards to our named executive officers during 2009:

Name	Grant Date (2)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Barry Karlin	1/1/09	0	618,930	928,395	—	—	—	—	—	—	—
Philip Herschman	1/1/09	0	148,005	222,007	—	—	—	—	—	—	—
Jerome Rhodes	1/1/09	0	148,005	222,007	—	—	—	—	—	—	—
Kevin Hogge	1/1/09	0	148,005	222,007	—	—	—	—	—	—	—
James Hudak	1/1/09	0	148,005	222,007	—	—	—	—	—	—	—

NOTES TO TABLE:

(1)	Amounts reflect cash awards pursuant to our 2009 Incentive Bonus Plan to which our named executive officers are eligible. Pursuant to our 2009 Incentive Bonus Plan, the amounts are based on the achievement of the EBITDA targets for the period January 1, 2009 through December 31, 2009. The Target amount equals 100% of achievement of the target and the Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA. The threshold amount equals 92.5% of achievement of the target; provided however, that they Compensation Committee, in their discretion, may award bonuses if there is 92.5% or less achievement of the targets. For the year ended December 31, 2009 Actual EBITDA was less than 100% of budgeted EBITDA. Bonus amounts were in the discretion of the Compensation Committee. See the Summary Compensation Table for bonuses received by our named executive officers.
(2)	The grant date provided is the date that the plan year began for the 2009 Incentive Bonus Plan.

The material terms of our stock option awards, 2009 Incentive Bonus Plan and our employment agreement with Dr. Barry Karlin are described in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2009.

	Option Awards (1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Barry Karlin	65,148	(2)(3)	104,024	(2)	—	90.00	2/6/16	—	—	—	—
	61,554	(4)	—		—	8.77	12/14/14	—	—	—	—
Philip Herschman	16,373	(2)(3)	26,142	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	16,373	(2)(3)	26,142	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Kevin Hogge	16,373	(2)(3)	26,142	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
James Hudak	2,000	(5)	18,000		—	112.287	09/11/17	—	—	—	—

NOTES TO TABLE:

(1)	All information in this table relates to nonqualified stock options. We have not granted any incentive stock options or stock appreciation rights. Each option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and one share of Class L Common Stock.

(2)	Option issued pursuant to the 2006 Executive Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting on February 6, 2007, one year from the date of grant, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 25% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis and (iii) the remaining 25% (the Tranche 3 Options) of the option is performance based and vests on the attainment of certain annual goals for the Company during the 5 year period beginning January 1, 2006, as discussed in the Compensation Discussion and Analysis.
(3)	Vested options represents 50% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(4)	Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in our parent company. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.
(5)	Vested options represents 50% of the Tranche 1 Options vesting based on time.

Option Exercises and Stock Vested in 2009

The following table sets forth information about stock options exercised by the named executives in fiscal year 2009 and stock awards that vested or were paid in fiscal year 2009 to the named executives.

Name	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Stock Awards Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dr. Barry Karlin	—	—	—	—
Philip Herschman	—	—	—	—
Jerome Rhodes	—	—	—	—
Kevin Hogge	—	—	—	—
James Hudak	—	—	—	—

Pension Benefits

None of the Named Executive Officers receive nonqualified deferred compensation benefits.

Potential Payments Upon Termination or a Change in Control

Employment Agreement

Pursuant to our employment agreement with Dr. Karlin, in the event of Dr. Karlin’s termination without cause or his resignation for good reason (both defined in his employment agreement), we must pay Dr. Karlin a lump sum equal to his base salary for a period of 36 months and provided further that if Dr. Karlin signs a general release of all claims, we shall also pay to Dr. Karlin for a period of 18 months all premiums due for COBRA premiums for Dr. Karlin and his insured dependents, and all premiums relating to his life insurance policy, an aggregate amount of approximately $1.9 million calculated as of December 31, 2009. In the event of a termination due to death, disability or cause or if Dr. Karlin resigns without good reason, we must pay Dr. Karlin any base salary earned but not paid through the date of termination, any vacation time accrued but not used through the date of termination, any bonus compensation earned but unpaid on the date of termination and any business expenses incurred but un-reimbursed on the date of termination.

We have no employment agreements with Kevin Hogge, James Hudak, Philip Herschman or Jerome Rhodes.

2009 Incentive Bonus Plan

An employee was only eligible to receive a bonus pursuant to the 2009 Annual Incentive Bonus plan if such employee was an employee of CRC or a subsidiary of CRC at the time of bonus payout in February 2010.

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

Effective September 30, 2007, Elliot Sainer retired as President of our youth division (now part of our healthy living division). As a result of Mr. Sainer’s retirement, the employment provisions of the employment agreement between the Company and Elliot Sainer terminated as of September 30, 2007. Mr. Sainer received $0.7 million in payment paid over the 18 month period following his termination as defined in his employment agreement. Of the 166,284 options for Class A common shares and 18,476 options for Class L common shares held by Mr. Sainer during his employment, 116,399 options for Class A common shares and 12,933 options for Class L common shares were cancelled, which had an aggregate weighted average fair value of $769,525. Mr. Sainer will continue to serve as a member of the Board of Directors of the Company. Additionally, as of the effective date of his retirement, the Company retained Mr. Sainer in the capacity as a consultant. The following table contains compensation received by General Barry McCaffrey and Elliot Sainer during the year ended December 31, 2009 for serving as a director of, and providing consulting services to, CRC and Holdings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
General Barry McCaffrey	120,000	—	—	—	—	—	120,000
Elliot Sainer	48,000	—	—	—	—	132,340	180,340

NOTES TO TABLE:

(1)	General McCaffrey receives a salary of $10,000 per month for consulting services rendered to us. He does not receive cash payments for attendance at board meetings.

(2)	Following his retirement as President of our youth division (now part of our healthy living division), Elliot Sainer received a consulting fee of $4,000 per month for consulting services rendered to us. Items under “All Other Compensation” consist of payments made to Mr. Sainer in 2009 pursuant to his Employment Agreement. He does not receive cash payments for attendance at board meetings.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Barnes and Karlin. Dr. Barry Karlin is the chief executive officer of CRC and the Group. Messrs. Connaughton and Barnes have not been at any time an officer or employee of CRC or an affiliate of CRC. During 2009, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

All of our outstanding common stock is held by our parent company. Our parent company’s outstanding capital stock consists of Class A common shares and Class L common shares.

The table below sets forth, as of March 1, 2010, the number and percentage of shares of our parent company’s common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of common stock of our parent company, (ii) each of our directors, (iii) each of our named executive officers and (iv) all our directors and executive officers as a group.

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

Name and Address	Shares of Class A Common Stock	Percent of Class A Common Stock	Shares of Class L Common Stock	Percent of Class L Common Stock
Bain Capital Partners VIII, L.P. and Related Funds (1)	32,547,498	93.5%	3,616,388	93.5%
Dr. Barry W. Karlin (2)	1,216,458	3.5%	135,162	3.5%
James Hudak (3)	27,000	*	3,000	*
Philip L. Herschman (4)	266,207	*	29,579	*
Jerome E. Rhodes (5)	266,207	*	29,579	*
Kevin Hogge (6)	266,207	*	29,579	*
Barry R. McCaffrey (7)	5,846	*	650	*
Elliot Sainer (8)	69,753	*	7,750	*
Steven Barnes (9)	—	—	—	—
John Connaughton (9)	—	—	—	—
Chris Gordon (9)	—	—	—	—
All directors and executive officers as a group	2,141,940	6.2%	240,994	6.2%

*	indicates less than 1% of common stock
(1)	Represents shares owned by the following groups of investment funds affiliated with Bain Capital Partners, LLC: (i) 27,861,389.88 shares of Class A common stock and 3,095,709.94 shares of Class L common stock owned by Bain Capital Fund VIII, LLC, a Delaware limited liability company (“BCF VIII”), whose sole member is Bain Capital Fund VIII, L.P., a Cayman Islands exempted limited partnership (“BCF VIII Cayman”), whose sole general partner is Bain Capital Partners VIII, L.P., a Cayman Islands exempted limited partnership (“BCP VIII”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”); (ii) 3,666,862.04 shares of Class A common stock and 407,429.12 shares of Class L common stock owned by Bain Capital VIII Coinvestment Fund, LLC, a Delaware limited liability company (“BC VIII Coinvest”), whose sole member is Bain Capital VIII Coinvestment Fund, L.P., a Cayman Islands exempted limited partnership (“BC VIII Coinvest Cayman”), whose sole general partner is BCP VIII; (iii) 10,287.59 shares of Class A common stock and 1,143.08 shares of Class L common stock owned by BCIP Associates-G (“BCIP-G”), whose managing partner is BCI; (iv) 787,645.94 shares of Class A common stock and 69,256.98 shares of Class L common stock owned by BCIP Associates III, LLC, a Delaware limited liability company (“BCIP IIP”), whose sole member is BCIP Associates III, a Cayman Islands partnership (“BCIP III Cayman”), whose managing partner is BCI; (v) 118,584 shares of Class A common stock and 31,435.32 shares of Class L common stock owned by BCIP T Associates III, LLC a Delaware limited liability company (“BCIP T III”), whose sole member is BCIP Trust Associates III, a Cayman Islands partnership (“BCIP T III Cayman”), whose managing partner is BCI; (vi) 65,975.32 shares of Class A common stock and 9,482.95 shares of Class L common stock owned by BCIP Associates III-B, LLC, a Delaware limited liability company (“BCIP III-B”), whose sole member is BCIP Associates III-B, a Cayman Islands partnership (“BCIP III-B Cayman”), whose managing partner is BCI and (vii) 36,754 shares of Class A common stock and 1,931.37 shares of Class L common stock owned by BCIP T Associates III-B, LLC, a Delaware limited liability company (“BCIP T III-B” and together with BCF VIII, BC VIII Coinvest, BCIP-G, BCIP III, BCIP T III and BCIP III-B, the “Bain Funds”), whose sole member is BCIP Trust Associates III-B, a Cayman Islands partnership (“BCIP T III-B Cayman”), whose sole general partner is BCI.

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

(2)	Represents options to purchase 135,162 Units consisting of 1,216,458 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 135,162 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(3)	Represents options to purchase 3,000 Units consisting of 27,000 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 3,000 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(4)	Represents options to purchase 29,579 Units consisting of 266,207 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 29,579 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(5)	Represents options to purchase 29,579 Units consisting of 266,207 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 29,579 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(6)	Represents options to purchase 29,579 Units consisting of 266,207 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 29,579 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(7)	Represents options to purchase 650 Units consisting of 5,846 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 650 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(8)	Represents options to purchase 7,750 Units consisting of 69,753 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 7,750 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(9)	Mr. Barnes, Mr. Connaughton and Mr. Gordon are each a managing director of Bain Capital Partners, LLC. They disclaim any beneficial ownership of any shares beneficially owned by any entity affiliated with Bain Capital Partners, LLC in which they do not have a pecuniary interest. Mr. Barnes, Mr. Connaughton and Mr. Gordon each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2009 under our 2006 Executive Incentive Plan, our 2006 Management Incentive Plan, and our 2007 Incentive Plan, the number of shares of our Class A common stock and Class L common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. Each of the 2006 Executive Incentive Plan, our 2006 Management Incentive Plan and our 2007 Incentive Plan have been approved by our shareholders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights				(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Class A common stock		Class L common stock		Class A common stock	Class L common stock	Class A common stock		Class L common stock
2006 Executive Incentive Plan	5,022,740	(1)	558,083	(1)	$0.84	$65.90	—	(2)	—	(2)
2006 Management Incentive Plan	423,694		47,077		$1.21	$83.53	—	(2)	—	(2)
2007 Incentive Plan	753,459		83,723		$1.45	$91.31	—	(2)	—	(2)
Equity compensation plans not approved by security holders	—		—		—	—	—		—

(1)	This amount consists of 1,058,594 shares of Class A common stock and 117,622 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 3,964,146 shares of Class A common stock and 440,461 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.
(2)	The number of securities remaining available for future issuance under either the 2007 Incentive Plan, the 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 588,357 shares of Class A common stock and 65,367 shares of Class L common stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to our Code of Conduct, all employees and directors (including our named executive officers) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. If the conflict involves a director or executive officer or is considered material, the situation will be reviewed by the audit committee. The audit committee will determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict.

Arrangements with Our Investors

On February 6, 2006, investment funds managed by Bain Capital Partners, LLC and certain members of our management entered into a stockholders agreement related to the purchase of shares of capital stock of Holdings. The stockholders agreement contains agreements among the parties with respect to the election of our directors and the directors of our direct parent company, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of our directors, Steven Barnes, John Connaughton and Chris Gordon, hold the position of managing director or principal with Bain Capital Partners, LLC.

Rollover of Certain Management Equity Interests

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of our management converted options to purchase stock of our predecessor company into options to purchase stock of Holdings with an aggregate value of approximately $9.1 million. Dr. Barry W. Karlin, Jerome E. Rhodes, Kevin Hogge, Philip L. Herschman, and Pamela B. Burke converted options with a value of $5.0 million, $0.9 million, $0.9 million, $0.9 million, $            , $             and $125,000, respectively.

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

Management Agreement

Upon the consummation of the Bain Merger, we and our parent companies entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million, and reimbursement for out-of-pocket expenses incurred in connection with the Transactions prior to the closing of the Transactions and in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, an affiliate of Bain Capital Partners, LLC also received aggregate transaction fees of approximately $7.2 million in connection with services provided by such entity related to the Transactions. The management agreement has a five year, evergreen term; however, in certain circumstances, such as an initial public offering or change of control of Holdings, we may terminate the management agreement and buy out our remaining obligations under the agreement to Bain Capital Partners, LLC and its affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. In connection with the Aspen Acquisition and the related amending and restating of our then existing senior secured credit facility, an affiliate of Bain Capital Partners, LLC received aggregate transaction fees of $3,200,000. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates.

Director Independence

CRC is a privately held corporation. None of our directors meet the standards for “independent directors” of a national stock exchange.

ITEM 14.	Principal Accountant Fees and Services

For the fiscal years ended December 31, 2009 and December 31, 2008, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below (in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees (1)	$1,800	$1,577
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees (3)	—	—

Total Fees	$1,800	$1,577

(1)	Audit Fees billed in the fiscal years ended December 31, 2009 and 2008 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.

(2)	The Company did not incur any Tax Fees for the years ended December 31, 2009 and 2008 with its principal independent registered accounting firm.
(3)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2009 and 2008 with its principal independent registered accounting firm.

The audit committee was formed in May 2006. All audit and non-audit services performed after such date have been pre-approved by the audit committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under Item 8—“Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is presented in the consolidated financial statements and the notes thereto in Item 8 above.

(c) Exhibit Index

2.1	Agreement and Plan of Merger among CRCA Holdings, Inc., CRCA Merger Corporation and CRC Health Group, Inc. dated as of October 8, 2005 (incorporated by reference to Exhibit 2.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

2.1a	Agreement and Plan of Merger dated as of September 22, 2006, by and among Aspen Education Group, Inc., Frazier Healthcare II, L.P., as Shareholders’ Representative, Madrid Merger Corporation and CRC Health Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 333-135172) filed September 28, 2006)

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1	Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.1a	First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1b	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1c	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1d	Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4 % Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

4.1e	Fifth Supplemental Indenture dated as of April 27, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed May 15, 2007)

4.1f	Sixth Supplemental Indenture dated as of July 26, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 13, 2007)

4.1g	Seventh Supplemental Indenture dated as of May 23, 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed August 13, 2008)

4.1h	Release of Guarantee dated as of July 25, 2008 by and among US Bank National Association, as Trustee, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to 4.1 of Form 10-Q filed November 14, 2008).

4.1i	Eighth Supplemental Indenture dated as of November , 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.1H of Form 10K filed March 27, 2009).

4.1j	Ninth Supplemental Indenture dated as of April , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.li of Form 10Q filed May 15 , 2009).

4.1k	Tenth Supplemental Indenture dated as of December , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016.‡

4.2	Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006)

10.1	Credit Agreement, dated as of February 6, 2006, by and among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., Citibank, N.A., the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1a	Amendment No. 1 to Credit Agreement, dated as of May 19, 2006 among CRC Intermediate Holdings, Inc., CRC Health Corporation and Citibank, N.A. in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1b	AMENDMENT AGREEMENT, dated as of November 17, 2006 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors, as defined therein, and Citibank, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1c	AMENDED AND RESTATED CREDIT AGREEMENT (“Agreement”) entered into as of November 17, 2006, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1d	AMENDMENT NO. 2 to Credit Agreement dated as of April 16, 2007, among CRC HEALTH GROUP, INC., a Delaware corporation (“Holdings”), CRC HEALTH CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 15, 2007)

10.2	Security Agreement, dated as of February 6, 2006, between CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.2a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (Incorporated by reference to Exhibit 4.li of Form 10K filed April 2, 2007).

10.2b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.2g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.2h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.2i	SUPPLEMENT NO. 9 dated as of November , 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2i of Form 10K filed March 27, 2009)

10.2j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2j of Form 10Q filed May 15, 2009)

10.2k	Form of SUPPLEMENT NO. 11 dated as of December , 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein‡

10.3	Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.3a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.3h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.3i

SUPPLEMENT NO. 9 dated as of November , 2008, to the Guarantee Agreement dated as of

February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the

Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3i of Form 10-Q filed August 13, 2008).

10.3i

Release of Guarantee and Collateral Dated as of July 25, 2008 by and among Citibank, NA, as

Administrative Agent and Collateral Agent, CRC Health Corporation, Adirondack Leadership

Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to Exhibit 10.3i of

Form 10-Q filed November 14, 2008).

10.3j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3k	Form of SUPPLEMENT NO. 11 dated as of December , 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent‡

10.4	Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.5	Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.6	Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.6a	Amended and Restated Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 and as amended and restated on August 13, 2008 (incorporated by reference to Exhibit 10.6a of Form 10-K filed March 27, 2009).

10.7	Form of Executive Letter Agreement re: Fair Market Value Determination of Shares dated February 6, 2006 (incorporated by reference to Exhibit 10.7 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8	2006 Executive Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8a	2006 Executive Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.9	2006 Management Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.9 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.9a	2006 Management Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.10	Form of Senior Executive Option Certificate (incorporated by reference to Exhibit 10.10 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.10a	Form of 2007 Senior Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11	Form of Executive Option Certificate (incorporated by reference to Exhibit 10.11 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.11a	Form of 2007 Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11b	Form of Amended and Restated 2007 Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.11c	Form of Amended and Restated Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.12	Form of Management Time Vesting Option Certificate (incorporated by reference to Exhibit 10.12 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.13	Form of Substitute Option Certificate (incorporated by reference to Exhibit 10.13 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.14	Rollover and Subscription Agreement, dated as of February 6, 2006, between CRCA Holdings, Inc. and the investors in CRC Health Group, Inc. listed therein (incorporated by reference to Exhibit 10.14 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.15	EMPLOYMENT AGREEMENT dated as of February 1, 2004, between Aspen Education Group, Inc. and Elliot A. Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.16	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of November 17, 2006, made and entered into by and between Aspen Education Group, Inc. and Elliot A Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.17	2007 Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18	Form of 2007 Incentive Plan Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18a	Form of 2008 Incentive Plan Option Certificate (Incorporated by reference to Exhibit 10.18a of form 10K filed April 7, 2008)

10.19	Agreement dated as of September 20, 2007 between Elliot A. Sainer, CRC Health Group, Inc., CRC Health Corporation and Aspen Education Group (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

12	Statement of Computation of Ratio of Earnings to Fixed Charges ‡

21	Subsidiaries of CRC Health Corporation‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer †

‡	Filed herewith.
†	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 24, 2010

CRC HEALTH CORPORATION (Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 2010

Signature	Title
Principal Executive Officer:

/s/ DR. BARRY W. KARLIN	Chairman and Chief Executive Officer
Dr. Barry W. Karlin

Principal Financial and Accounting Officer:

/s/ KEVIN HOGGE	Chief Financial Officer
Kevin Hogge

/s/ STEVEN BARNES	Director
Steven Barnes

/s/ JOHN CONNAUGHTON	Director
John Connaughton

/s/ CHRIS GORDON	Director
Chris Gordon

/s/ BARRY R. MCCAFFREY	Director
Barry R. McCaffrey

/s/ ELLIOT SAINER	Director
Elliot Sainer