Form 10-Q
period 2010-03-31
CRC Health CORP
filed 2010-05-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of May 14, 2010 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; reductions in the availability of governmental and private financial aid for CRC’s youth treatment programs; CRC’s substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC’s facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 24, 2010, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2010 AND DECEMBER 31, 2009

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,169	$4,982
Restricted cash	1,144	420
Accounts receivable, net of allowance for doubtful accounts of $5,450 in 2010 and $5,327 in 2009	32,440	31,558
Prepaid expenses	7,529	7,489
Other current assets	1,264	1,306
Income taxes receivable	—	676
Deferred income taxes	6,346	6,346
Current assets of discontinued operations	1,568	1,720

Total current assets	52,460	54,497
PROPERTY AND EQUIPMENT-Net	124,281	125,215
GOODWILL	574,027	573,594
INTANGIBLE ASSETS-Net	333,685	335,409
OTHER ASSETS-Net	19,716	19,619

TOTAL ASSETS	$1,104,169	$1,108,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,670	$3,011
Accrued liabilities	28,497	29,851
Income taxes payable	749	—
Current portion of long-term debt	1,471	8,814
Other current liabilities	25,328	25,992
Current liabilities of discontinued operations	1,412	2,114

Total current liabilities	62,127	69,782
LONG-TERM DEBT-Less current portion	623,705	622,262
OTHER LONG-TERM LIABILITIES	8,855	8,735
LIABILITIES OF DISCONTINUED OPERATIONS	1,620	1,679
DEFERRED INCOME TAXES	116,871	117,334

Total liabilities	813,178	819,792

COMMITMENTS AND CONTINGENCIES (Note 12)
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	456,308	454,880
Accumulated deficit	(160,502)	(161,363)
Accumulated other comprehensive loss	(4,815)	(4,975)

Total CRC Health Corporation stockholder’s equity	290,991	288,542

NONCONTROLLING INTEREST	—	—

Total equity	290,991	288,542

TOTAL LIABILITIES AND EQUITY	$1,104,169	$1,108,334

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
NET REVENUE:
Net client service revenue	$104,018	$102,842

OPERATING EXPENSES:
Salaries and benefits	53,636	55,669
Supplies, facilities and other operating costs	30,141	30,550
Provision for doubtful accounts	1,844	1,483
Depreciation and amortization	5,558	5,675

Total operating expenses	91,179	93,377

OPERATING INCOME	12,839	9,465
INTEREST EXPENSE	(10,805)	(11,952)
OTHER EXPENSE	—	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,034	(2,569)
INCOME TAX EXPENSE (BENEFIT)	869	(2,272)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	1,165	(297)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($162) and ($571) in the three months ended March 31, 2010 and 2009, respectively)	(304)	(1,016)

NET INCOME (LOSS)	861	(1,313)
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(128)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$(1,185)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	$1,165	$(173)
DISCONTINUED OPERATIONS, NET OF TAX	(304)	(1,012)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$(1,185)

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2009	$288,542		$(161,363)	$(4,975)	1,000	$—	$454,880	$—

Comprehensive income:
Net income for the quarter ended March 31, 2010	861	861	861					—
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $106	160	160		160

Other comprehensive income	160	160

Comprehensive income	1,021	$1,021

Capital contributed by Parent, net	1,428						1,428

BALANCE—March 31, 2010	$290,991		$(160,502)	$(4,815)	1,000	$—	$456,308	$—

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2008	$303,443		$(134,764)	$(6,289)	1,000	$—	$444,275	$221

Noncontrolling interest buyout	(5)							(5)
Comprehensive loss:
Net loss for the quarter ended March 31, 2009	(1,313)	(1,313)	(1,185)					(128)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $716	1,065	1,065		1,065

Other comprehensive loss	1,065	1,065

Comprehensive loss	(248)	$(248)

Capital contributed by Parent, net	2,209						2,209

BALANCE—March 31, 2009	$305,399		$(135,949)	$(5,224)	1,000	$—	$446,484	$88

.

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$861	$(1,313)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	5,562	5,771
Amortization of debt discount and capitalized financing costs	1,053	1,078
Gain on interest rate swap agreement	(118)	—
Asset impairment	—	1,417
(Gain)/loss on disposition of property and equipment	(5)	294
Provision for doubtful accounts	1,871	1,559
Stock-based compensation	1,427	1,395
Deferred income taxes	—	(555)
Changes in assets and liabilities:
Restricted cash	(724)	—
Accounts receivable	(2,714)	(2,841)
Prepaid expenses	4	(21)
Other current assets	105	343
Income taxes receivable	107	(597)
Accounts payable	1,665	(413)
Accrued liabilities	(1,730)	(1,152)
Income taxes payable	586	(1,201)
Other current liabilities	(453)	(1,101)
Other assets	(1,083)	(17)
Other long term liabilities	(188)	45

Net cash provided by operating activities	6,226	2,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,875)	(2,314)
Proceeds from sale of property and equipment	14	126
Acquisition of business, net of cash acquired	(30)	—
Acquisition adjustments	—	(59)

Net cash used in investing activities	(2,891)	(2,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed from (distributed to) Parent	8	(12)
Capitalized financing costs	—	(40)
Noncontrolling interest buyout	—	(89)
Repayment of capital lease obligations	—	(4)
Borrowings under revolving line of credit	5,000	7,000
Repayments under revolving line of credit	(2,500)	(7,000)
Repayments of term loan and seller notes	(8,656)	(2,309)

Net cash used in financing activities	(6,148)	(2,454)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,813)	(2,010)
CASH AND CASH EQUIVALENTS-Beginning of period	4,982	2,540

CASH AND CASH EQUIVALENTS-End of period	$2,169	$530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,545	$15,023

Cash paid for income taxes, net of refunds	$13	$(490)

Payable related to acquisition	$365	$—

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The Company’s condensed consolidated financial statements include the accounts of CRC Health Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — Preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Recently Adopted Accounting Guidance — During the quarter ended March 31, 2010, the Company adopted updated authoritative guidance which amends and enhances disclosures about fair value measurements. The updated guidance requires the addition of new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material effect on the consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. ACQUISITION

During the three months ended March 31, 2010, the Company completed an acquisition for approximately $0.4 million of purchase consideration. The purchase consideration will be paid over 3 years. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date. The goodwill of $0.4 million arising from this acquisition was allocated to the healthy living reporting unit. The acquisition is intended to expand the services of the Company’s healthy living division within the respective markets of the acquired facility in the United States.

4. BALANCE SHEET COMPONENTS

Balance sheet components at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts receivable-gross	$37,890	$36,885
Less allowance for doubtful accounts	(5,450)	(5,327)

Accounts receivable-net	$32,440	$31,558

Other assets-net:
Capitalized financing costs-net	$13,676	$14,663
Deposits	913	925
Note receivable	5,127	4,031

Total other assets-net	$19,716	$19,619

Accrued liabilities:
Accrued payroll and related expenses	$12,969	$8,698
Accrued vacation	4,806	4,615
Accrued interest	4,415	8,019
Accrued expenses	6,307	8,519

Total accrued liabilities	$28,497	$29,851

Other current liabilities:
Deferred revenue	$11,173	$9,650
Client deposits	5,216	4,130
Interest rate swap liability	8,275	8,659
Other liabilities	664	3,553

Total other current liabilities	$25,328	$25,992

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$21,373	$21,373
Building and improvements	75,414	74,551
Leasehold improvements	23,529	23,181
Furniture and fixtures	12,702	12,404
Computer equipment	11,427	10,855
Computer software	13,374	11,332
Motor vehicles	6,050	5,911
Field equipment	2,895	2,782
Construction in progress	4,867	6,363

	171,631	168,752
Less accumulated depreciation	(47,350)	(43,537)

Property and equipment-net	$124,281	$125,215

Depreciation expense was $3.8 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segments for the three months ended March 31, 2010 are as follows (in thousands):

	Recovery	Healthy Living	Total
Balance as of January 1, 2010
Goodwill	$502,168	$244,785	$746,953
Accumulated impairment losses	(624)	(172,735)	(173,359)

	501,544	72,050	573,594
Activity during the year:
Goodwill addition from acquisition	—	433	433

Balance as of March 31, 2010
Goodwill	502,168	245,218	747,386
Accumulated impairment losses	(624)	(172,735)	(173,359)

	$501,544	$72,483	$574,027

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intangible Assets

Total intangible assets at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31, 2010				December 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$29,695	$(5,003)	$24,692	20 years	$29,695	$(4,632)	$25,063
Accreditations	20 years	14,144	(2,396)	11,748	20 years	14,144	(2,219)	11,925
Curriculum	20 years	7,425	(1,252)	6,173	20 years	7,425	(1,159)	6,266
Government including Medicaid contracts	15 years	34,967	(9,713)	25,254	15 years	34,967	(9,131)	25,836
Managed care contracts	10 years	14,400	(6,000)	8,400	10 years	14,400	(5,640)	8,760
Managed care contracts	5 years	100	(50)	50	5 years	100	(45)	55
Core developed technology	5 years	2,704	(2,258)	446	5 years	2,704	(2,122)	582
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization		$103,587	$(26,824)	$76,763		$103,587	$(25,100)	$78,487

Intangible assets not subject to amortization:
Trademarks and trade names				174,821				174,821
Certificates of need				44,600				44,600
Regulatory licenses				37,501				37,501

Total intangible assets not subject to amortization				256,922				256,922

Total intangible assets				$333,685				$335,409

Total amortization expense of intangible assets subject to amortization was $1.7 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

Estimated future amortization expense related to the amortizable intangible assets at March 31, 2010 is as follows (in thousands):

Fiscal Year
2010 (remaining nine months)	$5,171
2011	6,395
2012	6,349
2013	6,334
2014	6,334
Thereafter	46,180

Total	$76,763

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods.

For the three months ended March 31, 2010, the Company’s tax expense on continuing operations is $0.9 million, representing an effective tax rate of 42.7% which differs from the U.S. federal statutory rate of 35% primarily because of state income taxes. For the three months ended March 31, 2009, the Company’s tax benefit on continuing operations was $2.3 million, representing an effective tax rate of 88.4% which differs from the U.S. federal statutory rate of 35% because of a discrete item of $1.1 million due to a significant California tax law change and state income taxes.

There is no significant change in uncertain tax positions for the three months ended March 31, 2010; however, subsequent to the balance sheet date, the Company received a letter from the Internal Revenue Service that the tax audit for 2004 to 2006 tax years has been concluded. As a result, the Company will release a tax reserve of $0.5 million in the second quarter of 2010.

The Company files its income tax returns in various jurisdictions, including United States federal and state filings, United Kingdom and Canada filings. The Company is currently under examination by various state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposures associated with its tax filing positions.

8. LONG-TERM DEBT

Long-term debt at March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Term loan	$398,305	$405,649
Revolving line of credit	49,000	46,500
Senior subordinated notes, net of discount of $1,540 in 2010 and $1,606 in 2009	175,756	175,690
Seller notes	2,002	3,116
Note payable, leasehold improvement	113	121

Total debt	625,176	631,076
Less current portion	(1,471)	(8,814)

Long-term debt-less current portion	$623,705	$622,262

Interest expense on total debt was $10.8 million for the three months ended March 31, 2010 and $12.0 million for the three months ended March 31, 2009.

9. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2010, the Company had two outstanding interest rate derivatives with a combined $225.0 million notional amounts that were designated as cash flow hedges of interest rate risk. One of the derivatives (the “2006 Swap”) with a maturity date of March 31, 2011, converts $25.0 million of its floating-rate debt to fixed-rate debt at 4.99%. For the second derivative (the “2008 Swap”) with a maturity date of June 30, 2011, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million notional amount.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7.7 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments at March 31, 2010 and December 31, 2009 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$8,275	$8,659

Total derivatives designated as hedging instruments		$8,275	$8,659

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending March 31, 2010 and 2009 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Q1’10	Q1’09		Q1’10	Q1’09		Q1’10	Q1’09
Interest Rate Swaps	$(1,797)	$270	Interest expense	$(2,063)	$(1,510)	Interest expense	$(1)	$(228)

Credit-risk-related Contingent Features

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2010, the liability due to counterparties to the derivative agreements is $8.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk (“credit valuation adjustments”). As of March 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2010, it may be required to settle its obligations under the agreements at their termination value of $8.9 million. At March 31, 2010, the Company was in compliance with all agreements related to its debt and derivatives.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at March 31, 2010 and December 31, 2009. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

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

The estimated fair value of financial instruments with long-term maturities is as follows:

	March 31, 2010		December 31, 2009
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$4,962	$5,030	$3,821	$3,872
Liabilities
Senior subordinated notes	$175,756	$163,186	$175,690	$156,570
Term loan	$398,305	$356,162	$405,649	$358,568

Loan program notes are measured at fair value using discounting methods based on loan loss risk indices derived from industry-wide consumer credit scores. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S. Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods and the forward yield curve derived from market data.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of accumulated other comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net income (loss)	$861	$(1,313)
Other comprehensive income (loss):
Net change in unrealized gain on cash flow hedges (net of tax of $106 in 2010, and $716 in 2009)	160	1,065

Comprehensive income (loss)	$1,021	$(248)

Comprehensive income (loss) attributable to noncontrolling interest	$—	$(128)

Comprehensive income (loss) attributable to CRC Health Corporation	$1,021	$(120)

12. COMMITMENTS AND CONTINGENCIES

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Litigation - The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

Loan Program Purchase Commitments - Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or clients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. During the three months ended March 31, 2010, we were party to an agreement with an unrelated third party (“Lender”) to purchase certain amounts of Loan Program notes on a recurring basis. In accordance with the Agreement, the Company can terminate the Loan Program at any time upon a 120 day advance notice of termination to the Lender.

The Company has an executory commitment to purchase, from the Lender, the notes that meet the predetermined Loan Program criteria not to exceed total loan pool investment amounts authorized by the Company’s board of directors. At March 31, 2010, the Company had Board of Director approval for a loan pool of up to $20.0 million. At March 31, 2010, the Company had purchased approximately $5.9 million in Loan Program notes with a weighted average interest rate of 7.1% and a maximum remaining amortization period of 19.9 years. Loan Program notes are recorded under other current assets and other assets on the Company’s condensed consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity.

13. STOCK-BASED COMPENSATION

Stock-based equity awards are made by the Group to certain employees of the Company. The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $1.4 million and $1.4 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense was $0.6 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, the Group granted 51,574 units, which represent 464,166 share options to purchase Class A common stock of the Group and 51,574 share options to purchase Class L common stock of the Group. At March 31, 2010 and 2009, the Company had 3,738,382 and 4,337,165 unvested option shares with per-share, weighted average grant date fair values of $3.63 and $5.30, respectively. Additionally, 282,308 option shares with a per-share weighted average grant date fair value of $3.43 vested during the three months ended March 31, 2010.

Activity under the Group’s Plans for the three months ended March 31, 2010 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2009	6,888,776	$7.87		6.47
Granted	515,742	9.00	24.01	9.85
Exercised	(1,075)			—
Forfeited/cancelled/expired	(117,053)	9.47	7.26

Outstanding-March 31, 2010	7,286,390	$7.92		6.47

Exercisable-March 31, 2010	3,547,997	$6.44		6.03

Exercisable and expected to be exercisable	6,922,071	$7.92		6.47

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2010, the Company had $177.3 million aggregate principal amount of the 10.75% Senior Subordinated Notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of March 31, 2010 and December 31, 2009, the condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of March 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,925	$244	$—	$2,169
Restricted cash	1,144	—	—	—	1,144
Accounts receivable-net of allowance	1	32,173	266	—	32,440
Prepaid expenses	4,067	3,302	160	—	7,529
Other current assets	281	979	4	—	1,264
Deferred income taxes	6,346	—	—	—	6,346
Current assets of discontinued operations, facility exits	—	1,568	—	—	1,568

Total current assets	11,839	39,947	674	—	52,460
PROPERTY AND EQUIPMENT-Net	7,961	114,814	1,506	—	124,281
GOODWILL	—	561,795	12,232	—	574,027
INTANGIBLE ASSETS-Net	—	333,685	—	—	333,685
OTHER ASSETS-Net	18,765	936	15	—	19,716
INVESTMENT IN SUBSIDIARIES	1,019,569	—	—	(1,019,569)	—

TOTAL ASSETS	$1,058,134	$1,051,177	$14,427	$(1,019,569)	$1,104,169

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,238	$1,371	$61	$—	$4,670
Accrued liabilities	13,604	14,283	610	—	28,497
Income tax payable	749	—	—	—	749
Current portion of long-term debt	—	1,471	—	—	1,471
Other current liabilities	8,670	15,541	1,117	—	25,328
Current liabilities of discontinued operations, facility exits	—	1,412	—	—	1,412

Total current liabilities	26,261	34,078	1,788	—	62,127
LONG-TERM DEBT-Less current portion	623,061	644	—	—	623,705
OTHER LONG-TERM LIABILITIES	950	7,628	277	—	8,855
LIABILITIES OF DISCONTINUED OPERATIONS, FACILITY EXITS	—	1,620	—	—	1,620
DEFERRED INCOME TAXES	116,871	—	—	—	116,871

Total liabilities	767,143	43,970	2,065	—	813,178
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	290,991	1,007,207	12,362	(1,019,569)	290,991
NONCONTROLLING INTEREST	—	—	—	—

Total equity	290,991	1,007,207	12,362	(1,019,569)	290,991

TOTAL LIABILITIES AND EQUITY	$1,058,134	$1,051,177	$14,427	$(1,019,569)	$1,104,169

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,745	$237	$—	$4,982
Restricted cash	420	—	—	—	420
Accounts receivable-net of allowance for doubtful accounts	—	31,153	405	—	31,558
Prepaid expenses	4,164	3,217	108	—	7,489
Other current assets	238	1,061	7	—	1,306
Income taxes receivable	676	—	—	—	676
Deferred income taxes	6,346	—	—	—	6,346
Current assets of discontinued operations	—	1,720	—	—	1,720

Total current assets	11,844	41,896	757	—	54,497
PROPERTY AND EQUIPMENT-Net	8,046	115,604	1,565	—	125,215
GOODWILL	—	561,796	11,798	—	573,594
INTANGIBLE ASSETS-Net	—	335,409	—	—	335,409
OTHER ASSETS-Net	18,645	959	15	—	19,619
INVESTMENT IN SUBSIDIARIES	1,026,293	—	—	(1,026,293)	—

TOTAL ASSETS	$1,064,828	$1,055,664	$14,135	$(1,026,293)	$1,108,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,702	$1,236	$73	$—	$3,011
Accrued liabilities	16,603	12,806	442	—	29,851
Current portion of long-term debt	7,344	1,470	—	—	8,814
Other current liabilities	11,826	13,697	469	—	25,992
Current liabilities of discontinued operations	—	2,114	—	—	2,114

Total current liabilities	37,475	31,323	984	—	69,782
LONG-TERM DEBT-Less current portion	620,495	1,767	—	—	622,262
OTHER LONG-TERM LIABILITIES	982	7,723	30	—	8,735
LIABILITIES OF DISCONTINUED OPERATIONS	—	1,679	—	—	1,679
DEFERRED INCOME TAXES	117,334	—	—	—	117,334

Total liabilities	776,286	42,492	1,014	—	819,792
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	288,542	1,013,172	13,121	(1,026,293)	288,542

Total equity	288,542	1,013,172	13,121	(1,026,293)	288,542

TOTAL LIABILITIES AND EQUITY	$1,064,828	$1,055,664	$14,135	$(1,026,293)	$1,108,334

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$50	$102,219	$1,749	$—	$104,018
Management fee revenue	19,106	—	—	(19,106)	—

Total net revenue	19,156	102,219	1,749	(19,106)	104,018

OPERATING EXPENSES:
Salaries and benefits	5,302	47,087	1,247	—	53,636
Supplies, facilities and other operating costs	2,147	26,604	1,390	—	30,141
Provision for doubtful accounts	—	1,751	93	—	1,844
Depreciation and amortization	928	4,509	121	—	5,558
Management fee expense	—	18,598	508	(19,106)	—

Total operating expenses	8,377	98,549	3,359	(19,106)	91,179

OPERATING INCOME (LOSS)	10,779	3,670	(1,610)	—	12,839
INTEREST EXPENSE	(10,704)	169	(270)	—	(10,805)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	75	3,839	(1,880)	—	2,034
INCOME TAX (BENEFIT) EXPENSE	32	1,641	(804)	—	869

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	43	2,198	(1,076)	—	1,165
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($162)	—	(304)	—	—	(304)

NET (LOSS) INCOME	43	1,894	(1,076)	—	861
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	—	—	—
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	818	—	—	(818)	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$1,894	$(1,076)	$(818)	$861

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$64	$100,512	$2,266	$—	$102,842
Management fee revenue	20,063	—	—	(20,063)	—

Total net revenue	20,127	100,512	2,266	(20,063)	102,842

OPERATING EXPENSES:
Salaries and benefits	5,176	49,154	1,339	—	55,669
Supplies, facilities and other operating costs	1,903	26,864	1,783	—	30,550
Provision for doubtful accounts	—	1,458	25	—	1,483
Depreciation and amortization	891	4,660	124	—	5,675
Management fee expense	—	19,581	482	(20,063)	—

Total operating expenses	7,970	101,717	3,753	(20,063)	93,377

OPERATING INCOME (LOSS)	12,157	(1,205)	(1,487)	—	9,465
INTEREST EXPENSE	(11,821)	207	(338)	—	(11,952)
OTHER EXPENSE	(82)	—	—	—	(82)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	254	(998)	(1,825)	—	(2,569)
INCOME TAX (BENEFIT) EXPENSE	224	(882)	(1,614)	—	(2,272)

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	30	(116)	(211)	—	(297)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($571)	—	(1,016)	—	—	(1,016)

NET (LOSS) INCOME	30	(1,132)	(211)	—	(1,313)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(128)	—	(128)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(1,215)	—	—	1,215	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(1,185)	$(1,132)	$(83)	$1,215	$(1,185)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,402)	$8,441	$187	$—	$6,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,001)	(1,843)	(31)	—	(2,875)
Proceeds from sale of property and equipment	—	14	—	—	14
Acquisition of business, net of cash acquired	(30)	—	—	—	(30)

Net cash used in investing activities	(1,031)	(1,829)	(31)	—	(2,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	9,581	(9,432)	(149)	—	—
Capital contributed from Parent	8	—	—	—	8
Borrowings under revolving line of credit	5,000	—	—	—	5,000
Repayments under revolving line of credit	(2,500)	—	—	—	(2,500)
Repayments of term loan and seller notes	(8,656)	—	—	—	(8,656)

Net cash provided by (used in) financing activities	3,433	(9,432)	(149)	—	(6,148)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,820)	7	—	(2,813)
CASH AND CASH EQUIVALENTS Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS End of period	$—	$1,925	$244	$—	$2,169

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(5,757)	$8,296	$152	$—	$2,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(712)	(1,584)	(18)	—	(2,314)
Proceeds from sale of property and equipment	110	12	4	—	126
Acquisition adjustments	(59)	—	—	—	(59)

Net cash used in investing activities	(661)	(1,572)	(14)		(2,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	8,868	(8,833)	(35)	—	—
Capital distributed to Parent	(12)	—	—	—	(12)
Capitalized financing costs	(40)	—	—	—	(40)
Noncontrolling interest buyout	(89)	—	—	—	(89)
Repayments of capital lease obligations	—	(4)	—	—	(4)
Borrowings under revolving line of credit	7,000	—	—	—	7,000
Repayments under revolving line of credit	(7,000)	—	—	—	(7,000)
Repayments of term loan and seller notes	(2,309)	—	—	—	(2,309)

Net cash provided by (used in) financing activities	6,418	(8,837)	(35)	—	(2,454)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,113)	103	—	(2,010)
CASH AND CASH EQUIVALENTS-Beginning of period	—	2,251	289	—	2,540

CASH AND CASH EQUIVALENTS-End of period	$—	$138	$392	$—	$530

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

15. RESTRUCTURING

During the three months ended March 31, 2010, the Company continued its activity under the FY08 plan related to employee severance payments and long-term lease commitments resulting from prior period employee terminations and facility closures.

A summary of restructuring activity, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2009
Recovery division	19	2,107	2,126
Healthy living division	592	875	1,467
Corporate	—	—	—

Total restructuring reserve at December 31, 2009	$611	$2,982	$3,593

Expenses
Recovery division	3	11	14
Healthy living division	(19)	72	53
Corporate	—	—	—

Total expenses	(16)	83	67
Cash payments
Recovery division	(3)	(163)	(166)
Healthy living division	(290)	(209)	(499)
Corporate	—	—	—

Total cash payments	(293)	(372)	(665)
Restructuring reserve at March 31, 2010
Recovery division	19	1,955	1,974
Healthy living division	283	738	1,021
Corporate	—	—	—

Total restructuring reserve at March 31, 2010	$302	$2,693	$2,995

16. DISCONTINUED OPERATIONS

At March 31, 2010, the Company had closed or sold 17 facilities under discontinued operations compared to 11 facilities at March 31, 2009.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net revenue	$62	4,105
Operating expenses	526	4,276
Asset impairment	—	1,417
Interest expense	2	1
(Gain) loss on disposals	—	(2)
Loss before income taxes	(466)	(1,587)
Tax benefit	(162)	(571)

Loss from discontinued operations	$(304)	$(1,016)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

17. SEGMENT INFORMATION

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

A summary of the Company’s reportable segments are as follows:

Recovery-The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of March 31, 2010, the recovery segment operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states.

Healthy Living-The healthy living segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Its offerings include boarding schools, experiential outdoor education programs and summer camps as well as weight management and eating disorder services. Weight management and eating disorder services within the healthy living segment provide adult and adolescent treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs.

As of March 31, 2010, the healthy living segment operates 24 adolescent and young adult programs in 8 states which provide a wide variety of therapeutic educational programs for underachieving young people. The healthy living segment also operates 18 weight management facilities in 9 states, inclusive of one facility each in the United Kingdom and in Canada with a focus on providing treatment services for eating disorders and weight management.

Corporate-In addition to the two reportable segments as described above, the Company has activities classified as corporate which represent revenue and expenses associated with eGetgoing, an online internet treatment option, certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support), and stock-based compensation expense that are not allocated to the segments.

Major Customers-No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information-The Company’s business operations are primarily in the United States.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net revenue:
Recovery division	$79,048	$75,063
Healthy living division	24,920	27,715
Corporate	50	64

Total consolidated net revenue	$104,018	$102,842

Operating expenses:
Recovery division	$53,740	$54,397
Healthy living division	29,061	30,953
Corporate	8,378	8,027

Total consolidated operating expenses	$91,179	$93,377

Operating income (loss):
Recovery division	$25,308	$20,666
Healthy living division	(4,141)	(3,238)
Corporate	(8,328)	(7,963)

Total consolidated operating income	12,839	9,465
Interest expense	(10,805)	(11,952)
Other expense	—	(82)

Total consolidated income (loss) from continuing operations before income taxes	$2,034	$(2,569)

Capital expenditures:
Recovery division	$1,457	$1,256
Healthy living division	417	346
Corporate	1,001	712

Total consolidated capital expenditures	$2,875	$2,314

	March 31, 2010	December 31, 2009
Total assets (1):
Recovery division	$897,228	$897,239
Healthy living division	169,494	171,580
Corporate	37,447	39,515

Total consolidated assets	$1,104,169	$1,108,334

(1)	Includes amounts related to discontinued operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We deliver our services through our two divisions, the recovery division and the healthy living division. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our healthy living division provides therapeutic educational programs to underachieving young people through residential schools and wilderness programs. Our healthy living division also provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities. Our healthy living division and our recovery division are also our two reportable segments.

We have two operating segments: recovery division and healthy living division. As of March 31, 2010, our recovery division, which operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of March 31, 2010, our healthy living division, which operates 24 adolescent and young adult programs in 8 states, provides a wide variety of therapeutic educational programs for underachieving young people. The healthy living division also operates 18 weight management facilities in 9 states, inclusive of one facility each in the United Kingdom and in Canada with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

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

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fee revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended March 31, 2010 and 2009, we generated 78.9% and 81.3% of our net revenue from non-governmental sources, including 61.5% and 65.1% from self payors, respectively, and 17.4% and 15.3% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the three months ended March 31, 2010, our consolidated same-facility net revenue increased by $1.3 million or 1.2% respectively, when compared to the comparable periods in 2009. On a consolidated basis, same-facility operating expenses decreased $0.5 million or 0.7%, respectively, during the three months ended March 31, 2010. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three months ended March 31, 2010 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 in our Annual Report on Form 10-K.

Recently Adopted Accounting Guidance

During the quarter ended March 31, 2010, the Company adopted updated authoritative guidance which amends and enhances disclosures about fair value measurements. The updated guidance requires the addition of new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material effect on the consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the three months ended March 31, 2010 and 2009 (dollars in thousands, except for percentages).

	Three Months Ended March 31, Total Facility
Statement of Income Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$79,048	$75,063	$3,985	5.3%
Healthy living division	24,920	27,715	(2,795)	(10.1)%
Corporate	50	64	(14)	(21.9)%

Total net revenue	104,018	102,842	1,176	1.1%
Operating expenses:
Recovery division	53,740	54,397	(657)	(1.2)%
Healthy living division	29,061	30,953	(1,892)	(6.1)%
Corporate	8,378	8,027	351	4.4%

Total operating expenses	91,179	93,377	(2,198)	(2.4)%
Operating income (loss):
Recovery division	25,308	20,666	4,642	22.5%
Healthy living division	(4,141)	(3,238)	(903)	27.9%
Corporate	(8,328)	(7,963)	(365)	4.6%

Operating income	12,839	9,465	3,374	35.6%
Interest expense	(10,805)	(11,952)	(1,147)	(9.6)%
Other expense	—	(82)	82	(100.0)%

Income (loss) from continuing operations before income taxes	2,034	(2,569)	4,603	(179.2)%
Income tax expense (benefit)	869	(2,272)	3,141	(138.2)%

Income (loss) from continuing operations, net of tax	1,165	(297)	1,462	(492.3)%
Loss from discontinued operations, (net of tax benefit of ($162) and ($571) in the three months ended March 31, 2010 and 2009, respectively)	(304)	(1,016)	712	(70.1)%

Net income (loss)	861	(1,313)	2,174	(165.5)%
Less: Net loss attributable to the noncontrolling interest	—	(128)	128	(100.0)%

Net income (loss) attributable to CRC Health Corporation	$861	$(1,185)	$2,046	(172.7)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consolidated net revenue increased $1.2 million, or 1.1%, to $104.0 million for the three months ended March 31, 2010 from $102.8 million for the three months ended March 31, 2009. Of the total net revenue increase, the recovery division contributed an increase of $4.0 million or 5.3% which was partially offset by a decrease within the healthy living division of $2.8 million. The $2.8 million, or 10.1%, decrease within the healthy living division was driven by decreases of $2.2 million and $0.9 million within residential facilities and outdoor programs, respectively, offset by an increase of $0.3 million in weight management.

Consolidated operating expenses decreased $2.2 million, or 2.4%, to $91.2 million for the three months ended March 31, 2010 from $93.4 million in the same period of 2009. The $2.2 million decrease in operating expenses was primarily driven by operating expense decreases across the divisions the largest element of which was a combined decrease of $1.4 million in restructuring charges. The net operating expense decrease across the divisions represents cost savings from a smaller organizational footprint resulting from restructuring activities under the FY08 plan.

Our consolidated operating margin was 12.3% in the three months ended March 31, 2010 compared to 9.2% in the comparable period of 2009. The increase in operating margin resulted from increased revenue performance from the recovery division together with a lower cost structure resulting from restructuring activities under the FY08 plan. The increased revenue performance within the recovery division was partially offset by declines in healthy living division revenues due to current weakness in the consumer credit markets and the resulting inability of some families to access financing for treatment services. Recovery division margins for the three months ended March 31, 2010 were 32.0% compared to 27.5% in the prior year period. Healthy living division operating margin decreased to (16.6)% for the three months ended March 31, 2010 compared to operating margin of (11.7)% in the comparable period of 2009.

For the three months ended March 31, 2010, consolidated net income from continuing operations increased by $1.5 million over the prior year period resulting in income from continuing operations, net of tax, of $1.2 million compared to a loss from continuing operations, net of tax, of $0.3 million in the same period of 2009. The increase in income from continuing operations in 2010 compared to 2009 is primarily driven by increase in operating income of $3.4 million and a combined decrease in net interest expense and other expense of $1.2 million offset by an increase in tax expense of $3.1 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the three months ended March 31, 2010 and 2009 (dollars in thousands, except for percentages).

	Three Months Ended March 31, Same Facility
Statement of Income Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$79,048	$75,063	$3,985	5.3%
Healthy living division	24,914	27,645	(2,731)	(9.9)%

Total net revenue	103,962	102,708	1,254	1.2%
Operating expenses:
Recovery division	48,496	48,373	123	0.3%
Healthy living division	25,732	26,371	(639)	(2.4)%

Total operating expenses	74,228	74,744	(516)	(0.7)%
Operating income (loss):
Recovery division	30,552	26,690	3,862	14.5%
Healthy living division	(818)	1,274	(2,092)	(164.2)%

Operating income	29,734	27,964	1,770	6.3%

On a same-facility basis, recovery division net revenue increased $4.0 million or 5.3% to $79.0 million from $75.0 million in the same prior year period. The same-facility increases were due to increases of $1.2 million within CTCs and $2.8 million within residential facilities. Healthy living division same-facility revenue decreased $2.7 million or 9.9% to $24.9 million from $27.6 million in the prior year quarter. The $2.7 million same-facility revenue decrease within healthy living division was driven by decreases of $2.2 million and $0.9 million within residential facilities and outdoor programs, respectively, offset by an increase of $0.4 million in weight management.

On a same-facility basis, recovery division operating expenses increased $0.1 million driven by an increase of $0.3 million in residential facilities offset by a decrease of $0.2 million in CTCs. Healthy living division same-facility operating expenses decreased $0.6 million due to a combined decrease of $0.8 million in residential facilities and outdoor programs offset by an increase of $0.2 million in weight management.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $9.7 million at March 31, 2010, compared to negative working capital of $15.3 million at December 31, 2009. The improvement in working capital from March 31, 2010 compared to December 31, 2009 is primarily attributed to a decrease of $7.3 million in the current portion of long term debt due to a prepayment of the term loan required under the credit agreement.

Sources and Uses of Cash

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$6,226	$2,691
Net cash used in investing activities	(2,891)	(2,247)
Net cash used in financing activities	(6,148)	(2,454)

Net decrease in cash	$(2,813)	$(2,010)

Cash provided by operating activities was $6.2 million for the three months ended March 31, 2010 compared to cash provided by operating activities of $2.7 million during the same period in 2009. The increase in cash flows from operating activities was primarily the result of cash provided by an increase in net income as well as an increase in working capital of $5.6 million slightly offset by an increase of $1.1 million in loan program note purchases commitments.

Cash used in investing activities was $2.9 million for the three months ended March 31, 2010 compared to $2.2 million in the same period of 2009. The increase in cash used in investing activities primarily relates to an increase in the additions of property and equipment during the three months ended March 31, 2010.

Cash used in financing activities was $6.1 million for the three months ended March 31, 2010 compared to cash used in financing activities of $2.5 million for the same period in 2009. The increase in cash used in financing activities is primarily due to a $7.3 million prepayment of the term loan required under the credit agreement.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of March 31, 2010, our senior secured credit facility was comprised of a $398.3 million senior secured term loan facility and a $100.0 million revolving credit facility. At March 31, 2010, the revolving credit facility had $42.0 million available for borrowing, $49.0 million outstanding and classified on our balance sheet as long term debt, and $9.0 million of letters of credit issued and outstanding. At March 31, 2010, we had $177.3 million in aggregate principal amount of 10.75% senior subordinated notes due 2016. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of March 31, 2010, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, our exposure to market risk has not changed materially since December 31, 2009.

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

As of March 31, 2010, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

The Exhibit Index beginning on page 33 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010

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