Form 10-Q
period 2010-06-30
CRC Health CORP
filed 2010-08-16
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of August 16, 2010 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2010 AND DECEMBER 31, 2009

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,660	$4,982
Restricted cash	1,046	420
Accounts receivable, net of allowance for doubtful accounts of $5,698 in 2010 and $5,327 in 2009	32,695	31,558
Prepaid expenses	6,661	7,489
Other current assets	1,392	1,306
Income taxes receivable	—	676
Deferred income taxes	7,606	6,346
Current assets of discontinued operations	1,758	1,720

Total current assets	61,818	54,497
PROPERTY AND EQUIPMENT-Net	122,646	125,215
GOODWILL	530,356	573,594
INTANGIBLE ASSETS-Net	318,000	335,409
OTHER ASSETS-Net	19,811	19,619

TOTAL ASSETS	$1,052,631	$1,108,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,214	$3,011
Accrued liabilities	36,848	29,851
Income taxes payable	4,785	—
Current portion of long-term debt	1,715	8,814
Other current liabilities	29,279	25,992
Current liabilities of discontinued operations	1,765	2,114

Total current liabilities	80,606	69,782
LONG-TERM DEBT-Less current portion	606,518	622,262
OTHER LONG-TERM LIABILITIES	8,196	8,735
LIABILITIES OF DISCONTINUED OPERATIONS	1,298	1,679
DEFERRED INCOME TAXES	107,283	117,334

Total liabilities	803,901	819,792

COMMITMENTS AND CONTINGENCIES (Note 12)
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	457,464	454,880
Accumulated deficit	(204,956)	(161,363)
Accumulated other comprehensive loss	(3,778)	(4,975)

Total CRC Health Corporation stockholder’s equity	248,730	288,542

NONCONTROLLING INTEREST	—	—

Total equity	248,730	288,542

TOTAL LIABILITIES AND EQUITY	$1,052,631	$1,108,334

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
NET REVENUE:
Net client service revenue	$114,716	$108,929	$218,735	$211,771

OPERATING EXPENSES:
Salaries and benefits	54,101	54,070	107,738	109,741
Supplies, facilities and other operating costs	32,949	30,562	63,090	61,112
Provision for doubtful accounts	1,924	1,530	3,767	3,012
Depreciation and amortization	5,319	5,576	10,877	11,251
Asset impairment	18,009	—	18,009	—
Goodwill impairment	43,671	—	43,671	—

Total operating expenses	155,973	91,738	247,152	185,116

OPERATING (LOSS) INCOME	(41,257)	17,191	(28,417)	26,655
INTEREST EXPENSE	(10,711)	(11,866)	(21,517)	(23,818)
OTHER EXPENSE	(88)	—	(88)	(82)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(52,056)	5,325	(50,022)	2,755
INCOME TAX (BENEFIT) EXPENSE	(7,805)	2,520	(6,936)	247

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(44,251)	2,805	(43,086)	2,508
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($151) and ($267) in the three months ended June 30, 2010 and 2009, and ($314) and ($838) in the six months ended June 30, 2010 and 2009, respectively)	(203)	(474)	(507)	(1,491)

NET (LOSS) INCOME	(44,454)	2,331	(43,593)	1,017
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	9	—	(119)

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(44,454)	$2,322	$(43,593)	$1,136

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	$(44,251)	$2,796	$(43,086)	$2,623
DISCONTINUED OPERATIONS, NET OF TAX	(203)	(474)	(507)	(1,487)

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(44,454)	$2,322	$(43,593)	$1,136

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2009	$288,542		$(161,363)	$(4,975)	1,000	$—	$454,880	$—

Comprehensive loss:
Net loss for the six months ended June 30, 2010	(43,593)	$(43,593)	(43,593)					—
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $800	1,197	1,197		1,197

Other comprehensive income	1,197	1,197

Comprehensive loss	(42,396)	$(42,396)

Capital contributed by Parent, net	2,584						2,584

BALANCE—June 30, 2010	$248,730		$(204,956)	$(3,778)	1,000	$—	$457,464	$—

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2008	$303,443		$(134,764)	$(6,289)	1,000	$—	$444,275	$221

Noncontrolling interest buyout	(89)						(84)	(5)
Comprehensive income:
Net income for the six months ended June 30, 2009	1,017	$1,017	1,136					(119)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $1,014	1,540	1,540		1,540

Other comprehensive income	1,540	1,540

Comprehensive income	2,557	$2,557

Capital contributed by Parent, net	3,542						3,542

BALANCE—June 30, 2009	$309,453		$(133,628)	$(4,749)	1,000	$—	$447,733	$97

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43,593)	$1,017
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,884	11,429
Amortization of debt discount and capitalized financing costs	2,113	2,175
Gain on interest rate swap agreement	(214)	—
Asset impairment	18,009	1,417
Goodwill impairment	43,671	—
Write-off of acquisition costs	—	62
Loss (gain) on disposition of property and equipment	(15)	440
Gain on sale of discontinued operations	—	(24)
Provision for doubtful accounts	3,819	3,084
Stock-based compensation	2,855	2,788
Deferred income taxes	(10,975)	(1,111)
Changes in assets and liabilities:
Restricted cash	(626)	(1,521)
Accounts receivable	(4,828)	(4,738)
Prepaid expenses	879	1,150
Other current assets	(16)	403
Income taxes receivable and payable	3,220	(236)
Accounts payable	3,210	(799)
Accrued liabilities	6,875	9,551
Other current liabilities	5,284	3,788
Other assets	(2,172)	(300)
Other long-term liabilities	(620)	(99)

Net cash provided by operating activities	37,760	28,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(8,898)	(4,655)
Proceeds from sale of property and equipment	41	126
Proceeds from sale of discontinued operations	—	475
Acquisition of business, net of cash acquired	(58)	—
Acquisition adjustments	—	(59)

Net cash used in investing activities	(8,915)	(4,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed from (distributed to) Parent	8	(156)
Capitalized financing costs	—	(92)
Noncontrolling interest buyout	—	(89)
Repayment of capital lease obligations	—	(7)
Borrowings under revolving line of credit	10,500	9,000
Repayments under revolving line of credit	(25,000)	(16,000)
Repayments of term loan and seller notes	(8,675)	(4,042)

Net cash used in financing activities	(23,167)	(11,386)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,678	12,977
CASH AND CASH EQUIVALENTS-Beginning of period	4,982	2,540

CASH AND CASH EQUIVALENTS-End of period	$10,660	$15,517

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable related to acquisition	$337	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,654	$21,997

Cash paid for income taxes, net of refunds	$505	$757

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

3. ACQUISITION

During the three months ended March 31, 2010, the Company completed an acquisition for approximately $0.4 million of purchase consideration. The purchase consideration will be paid over 3 years. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date. The goodwill of $0.4 million arising from this acquisition was allocated to the healthy living division. The acquisition is intended to expand the services of the Company’s healthy living division within the respective markets of the acquired facility in the United States.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. BALANCE SHEET COMPONENTS

Balance sheet components at June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts receivable-gross	$38,393	$36,885
Less allowance for doubtful accounts	(5,698)	(5,327)

Accounts receivable-net	$32,695	$31,558

Other assets-net:
Capitalized financing costs-net	$12,682	$14,663
Deposits	884	925
Note receivable	6,245	4,031

Total other assets-net	$19,811	$19,619

Accrued liabilities:
Accrued payroll and related expenses	$17,471	$8,698
Accrued vacation	5,014	4,615
Accrued interest	8,132	8,019
Accrued expenses	6,231	8,519

Total accrued liabilities	$36,848	$29,851

Other current liabilities:
Deferred revenue	$12,944	$9,650
Client deposits	9,259	4,130
Interest rate swap liability	6,447	8,659
Other liabilities	629	3,553

Total other current liabilities	$29,279	$25,992

5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$21,373	$21,373
Building and improvements	76,691	74,551
Leasehold improvements	21,010	23,181
Furniture and fixtures	12,775	12,404
Computer equipment	11,656	10,855
Computer software	13,488	11,332
Motor vehicles	5,931	5,911
Field equipment	2,803	2,782
Construction in progress	7,822	6,363

	173,549	168,752
Less accumulated depreciation	(50,903)	(43,537)

Property and equipment-net	$122,646	$125,215

Depreciation expense was $3.6 million and $3.7 million for the three months ended June 30, 2010 and 2009, respectively, and $7.4 million and $7.6 million for the six months ended June 30, 2010 and 2009, respectively.

Asset impairment

The Company tests its long-lived assets for impairment whenever events and changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable. If the undiscounted future cash flows from the assets tested are less than the

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

carrying value, a loss equal to the difference between the carrying value and the fair value of the asset is recorded. Fair value is determined using discounted cash flow methods. The Company’s analysis of its undiscounted cash flows requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived assets for impairment.

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s recent reassessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test the fixed assets within its healthy living division for impairment. For the three months and six months ended June 30, 2010, the Company recognized a non-cash impairment charge of $4.0 million related to impairment of property and equipment which is included on the condensed consolidated statements of operations as asset impairment.

6. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segments for the six months ended June 30, 2010 are as follows (in thousands):

	Recovery	Healthy Living	Total
Balance as of January 1, 2010
Goodwill	$502,168	$244,785	$746,953
Accumulated impairment losses	(624)	(172,735)	(173,359)

	501,544	72,050	573,594
Activity during the year:
Goodwill addition from acquisition	—	433	433
Goodwill impairment	—	(43,671)	(43,671)

Balance as of June 30, 2010
Goodwill	502,168	245,218	747,386
Accumulated impairment losses	(624)	(216,406)	(217,030)

	$501,544	$28,812	$530,356

Goodwill impairment

The Company tests goodwill for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit being tested to its carrying value. The Company’s reporting units are consistent with the operating segments identified in Note 17 to the consolidated financial statements. The Company determines the fair value of its reporting units using a combination of the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates fair value based on what investors have paid for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

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

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s recent reassessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test its healthy living division in advance of the annual goodwill impairment test date. The Company recognized a non-cash impairment charge of $43.7 million. Goodwill impairment charges, recognized by the Company during the three months and six months ended June 30, 2010 are estimated amounts which are subject to revision as more information becomes available.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intangible Assets

Total intangible assets at June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	June 30, 2010				December 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$21,424	$(3,883)	$17,541	20 years	$29,695	$(4,632)	$25,063
Accreditations	20 years	9,248	(1,676)	7,572	20 years	14,144	(2,219)	11,925
Curriculum	20 years	5,668	(1,027)	4,641	20 years	7,425	(1,159)	6,266
Government including Medicaid contracts	15 years	34,967	(10,296)	24,671	15 years	34,967	(9,131)	25,836
Managed care contracts	10 years	14,400	(6,360)	8,040	10 years	14,400	(5,640)	8,760
Managed care contracts	5 years	100	(55)	45	5 years	100	(45)	55
Core developed technology	5 years	2,704	(2,393)	311	5 years	2,704	(2,122)	582
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization		$88,663	$(25,842)	$62,821		$103,587	$(25,100)	$78,487

Intangible assets not subject to amortization:
Trademarks and trade names				173,078				174,821
Certificates of need				44,600				44,600
Regulatory licenses				37,501				37,501

Total intangible assets not subject to amortization				255,179				256,922

Total intangible assets				$318,000				$335,409

Intangible assets subject to amortization

The Company tests its long-lived assets for impairment whenever events and changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable. If the discounted future cash flows from the assets tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair value of the asset is recorded. Fair value is determined using discounted cash flow methods. The Company’s analysis of its undiscounted cash flows requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived assets for impairment.

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s recent reassessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test the finite-lived intangible assets within its healthy living division for impairment. For the three months and six months ended June 30, 2010, the Company recognized a non-cash impairment charge of $11.0 million related to the finite-lived intangible assets which is included in the condensed consolidated statements of operations as asset impairment.

In addition, during the three and six months ended June 30, 2010, the Company consolidated programs offered at two of its facilities within its healthy living division. As a result, the Company recognized a non-cash impairment charge of $1.3 million related to finite-lived intangible assets of one of the programs. These impairment charges are included in the condensed consolidated statements of operations as asset impairment.

Total amortization expense of intangible assets subject to amortization was $1.7 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and $3.4 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Estimated future amortization expense related to the amortizable intangible assets at June 30, 2010 is as follows (in thousands):

Fiscal Year
2010 (remaining six months)	$3,075
2011	5,649
2012	5,603
2013	5,588
2014	5,588
Thereafter	37,318

Total	$62,821

Intangible assets not subject to amortization

The Company tests indefinite lived intangible assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company applies a fair value-based impairment test to the net book value of other indefinite lived intangible assets using a combination of income and market approaches.

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s recent reassessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. Accordingly, the Company determined that certain indefinite-lived intangible assets were impaired and recognized an impairment charge of $1.5 million during the three and six months ended June 30, 2010. Additionally, the Company recognized an impairment charge of $0.2 million due to the Company’s decision to consolidate programs offered at two of its facilities within its healthy living division. Charges related to impairment of indefinite-lived intangible assets are included in the Company’s condensed consolidated statements of operations as asset impairment.

7. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods.

For the three and six months ended June 30, 2010, the Company’s tax benefit on continuing operations is $7.8 million and $6.9 million respectively, representing an effective tax rate of 15.0% and 13.9% respectively. The overall effective tax rate on continuing operations differs from the U.S. federal statutory rate of 35% primarily because of state income taxes and $11.8 million tax benefit related to three discrete items. The first discrete item is a $0.5 million tax benefit on the release of a tax reserve related to transaction costs associated with 2006 Aspen acquisition as a result of the conclusion of an Internal Revenue Service tax audit for tax years of 2004 to 2006. The second discrete item is a $0.8 million tax benefit as a result of a tax return to tax provision true up related to 2009. The third discrete item is a $10.5 million tax benefit related to the goodwill, other intangible asset and fixed assets impairments. Without the discrete items, the effective tax rate for continuing operation is 41.2% and 41.4% respectively.

For the three and six months ended June 30, 2009, the Company’s tax expense on continuing operations was $2.5 million and $0.2 million, representing an effective tax rate of 47.3% and 9.0% respectively. The effective tax rate on continuing operations differs from the U.S. federal statutory rate of 35% because of a discrete item of $1.1 million due to a significant California tax law change and state income taxes.

The Company files its income tax returns in various jurisdictions, including United States federal and state filings, and United Kingdom and Canada filings. The Company is currently under examination by various state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, significant disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposure associated with its tax filing positions.

During the six months ended June 30, 2010, the Company recognized a total of $61.7 million in impairments related to goodwill, intangible assets, and fixed assets. Of the $61.7 million in impairments related to goodwill, intangible assets and fixed assets, $27.8 million of impairments generated approximately $10.5 million of income tax benefits in the form of reductions to deferred tax liabilities. All the impairment and the corresponding income tax effect are related to continuing operations.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8. LONG-TERM DEBT

Long-term debt at June 30, 2010 and December 31, 2009 consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Term loan	$398,305	$405,649
Revolving line of credit	32,000	46,500
Senior subordinated notes, net of discount of $1,474 in 2010 and $1,606 in 2009	175,822	175,690
Seller notes	2,002	3,116
Note payable, leasehold improvement	104	121

Total debt	608,233	631,076
Less current portion	(1,715)	(8,814)

Long-term debt-less current portion	$606,518	$622,262

Interest expense on total debt was $10.7 million and $11.9 million for the three months ended June 30, 2010 and 2009, respectively, and $21.5 million and $23.8 million for the six months ended June 30, 2010 and 2009, respectively.

9. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ending June 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2010, the Company had two outstanding interest rate derivatives with a combined $220.0 million notional amounts that were designated as cash flow hedges of interest rate risk. The first derivative (the “2006 Swap”) with a maturity date of March 31, 2011, converts $20.0 million of the Company’s floating-rate debt to fixed-rate debt at a rate of 4.99%. The second derivative (the “2008 Swap”) with a maturity date of June 30, 2011, converts $200.0 million of the Company’s floating-rate debt to fixed rate debt at a rate of 3.875%.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7.7 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments at June 30, 2010 and December 31, 2009 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$6,447	$8,659

Total derivatives designated as hedging instruments		$6,447	$8,659

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending June 30, 2010 and 2009 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Q2’10	Q2’09		Q2’10	Q2’09		Q2’10	Q2’09
Interest Rate Swaps	$(279)	$(856)	Interest expense	$(2,011)	$(1,630)	Interest expense	$—	$(192)

The table below presents the before-tax effect of the Company’s derivative financial instruments for the six months ending June 30, 2010 and 2009 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Q2’10	Q2’09		Q2’10	Q2’09		Q2’10	Q2’09
Interest Rate Swaps	$(2,076)	$(586)	Interest expense	$(4,074)	$(3,140)	Interest expense	$(1)	$(420)

Credit-risk-related contingent features

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2010, the liability due to counterparties to the derivative agreements is $6.9 million, which includes accrued interest but excludes any adjustment for nonperformance risk (“credit valuation adjustments”). As of June 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2010, it may be required to settle its obligations under the agreements at their termination value of $6.9 million. At June 30, 2010, the Company was in compliance with all agreements related to its debt and derivatives.

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at June 30, 2010 and December 31, 2009. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

The following table presents the non-financial assets of healthy living division that were measured and recorded at fair value on a nonrecurring basis as of June 30, 2010 (in thousands):

	Six Months Ended June 30, 2010		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Property and equipment	$4,047	$1,699	$—	$—	$1,699
Trademarks and tradenames	1,744	7,046	—	—	7,046
Accreditation	4,009	377	—	—	377
Referral network	6,771	637	—	—	637
Curricula	1,438	299	—	—	299
Goodwill	43,671	28,812	—	—	28,812

Total	$61,680	$38,870	$—	$—	$38,870

Fair Value of Financial Instruments

Financial instruments not measured on a recurring basis include cash, restricted cash, accounts receivable, accounts payable, loan program notes and long-term debt. With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$6,114	$6,145	$3,821	$3,872
Liabilities
Senior subordinated notes	$175,822	$171,497	$175,690	$156,570
Term loan	$398,305	$364,594	$405,649	$358,568

Loan program notes are measured at carrying value plus interest. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S. Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments on the Company’s term loans. For the six months ended June 30, 2010, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of accumulated other comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net (loss) income	$(44,454)	$2,331	$(43,593)	$1,017
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $694 and $298 in the three months ended June 30, 2010 and 2009, and $800 and $1,014 in the six months ended June 30, 2010 and 2009)	1,038	475	1,197	1,540

Comprehensive (loss) income	$(43,416)	$2,806	$(42,396)	$2,557

Comprehensive income (loss) attributable to noncontrolling interest	$—	$9	$—	$(119)

Comprehensive income (loss) attributable to CRC Health Corporation	$(43,416)	$2,797	$(42,396)	$2,676

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

Loan Program Purchase Commitments - Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or clients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of its programs. During the three and six months ended June 30, 2010, the Company was party to an agreement with an unrelated third party (“Lender”) to purchase certain amounts of Loan Program notes on a recurring basis. In accordance with the agreement, the Company can terminate the Loan Program at any time upon a 120 day advance notice of termination to the Lender.

The Company has an executory commitment to purchase, from the Lender, the notes that meet the predetermined Loan Program criteria not to exceed total loan pool investment amounts authorized by the Company’s board of directors. At June 30, 2010, the Company had Board of Director approval for a loan pool of up to $20.0 million. At June 30, 2010, the Company had purchased or was committed to purchase approximately $7.8 million in Loan Program notes with a weighted average interest rate of 7.0% and a maximum remaining amortization period of 20 years. Loan Program notes are recorded under other current assets and other assets on the Company’s condensed consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

13. STOCK-BASED COMPENSATION

Stock-based equity awards are made by the Group to certain employees of the Company. The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months and six months ended June 30, the Company recognized stock-based compensation expense of $1.4 million and $2.8 million in 2010, respectively, and $1.4 million and $2.8 million in 2009, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense for the three months and six months ended June 30 was $0.5 million and $1.1 million in 2010 and $0.6 million and $1.1million in 2009, respectively.

During the six months ended June 30, 2010, the Group granted 61,264 units, which represent 551,379 share options to purchase Class A common stock of the Group and 61,264 share options to purchase Class L common stock of the Group. At June 30, 2010 and 2009, the Company had 3,782,767 and 4,183,517 unvested option shares with per-share, weighted average grant date fair values of $4.80 and $5.28, respectively. Additionally, 318,678 option shares with a per-share weighted average grant date fair value of $5.28 vested during the six months ended June 30, 2010.

Activity under the Group’s plans for the six months ended June 30, 2010 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2009	6,888,776	$7.87		6.47
Granted	612,643	9.00	2.34	9.64
Exercised	(1,075)			—
Forfeited/cancelled/expired	(194,336)	9.14	5.10

Outstanding-June 30, 2010	7,306,008	$7.93		6.27

Exercisable-June 30, 2010	3,523,242	$6.45		5.79

Exercisable and expected to be exercisable	6,940,708	$7.93		6.27

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2010, the Company had $177.3 million aggregate principal amount of the 10.75% senior subordinated notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2010 and December 31, 2009, the condensed consolidating statements of operations for the three months and six months ended June 30, 2010 and 2009, and the condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of June 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,659	$1,001	$—	$10,660
Restricted cash	1,046	—	—	—	1,046
Accounts receivable-net of allowance	1	32,474	220	—	32,695
Prepaid expenses	3,198	3,022	441	—	6,661
Other current assets	278	1,114	—	—	1,392
Deferred income taxes	7,606	—	—	—	7,606
Current assets of discontinued operations	—	1,758	—	—	1,758

Total current assets	12,129	48,027	1,662	—	61,818
PROPERTY AND EQUIPMENT-Net	8,113	113,249	1,284	—	122,646
GOODWILL	—	526,859	3,497	—	530,356
INTANGIBLE ASSETS-Net	—	318,000	—	—	318,000
OTHER ASSETS-Net	18,878	918	15	—	19,811
INVESTMENT IN SUBSIDIARIES	956,979	—	—	(956,979)	—

TOTAL ASSETS	$996,099	$1,007,053	$6,458	$(956,979)	$1,052,631

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,208	$1,974	$32	$—	$6,214
Accrued liabilities	17,629	17,882	1,337	—	36,848
Income tax payable	4,785	—	—	—	4,785
Current portion of long-term debt	—	1,715	—	—	1,715
Other current liabilities	6,925	16,467	5,887	—	29,279
Current liabilities of discontinued operations	—	1,765	—	—	1,765

Total current liabilities	33,547	39,803	7,256	—	80,606
LONG-TERM DEBT-Less current portion	606,127	391	—	—	606,518
OTHER LONG-TERM LIABILITIES	412	7,540	244	—	8,196
LIABILITIES OF DISCONTINUED OPERATIONS	—	1,298	—	—	1,298
DEFERRED INCOME TAXES	107,283	—	—	—	107,283

Total liabilities	747,369	49,032	7,500	—	803,901
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	248,730	958,021	(1,042)	(956,979)	248,730

Total equity	248,730	958,021	(1,042)	(956,979)	248,730

TOTAL LIABILITIES AND EQUITY	$996,099	$1,007,053	$6,458	$(956,979)	$1,052,631

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$48	$111,188	$3,480	$—	$114,716
Management fee revenue	18,611	—	—	(18,611)	—

Total net revenue	18,659	111,188	3,480	(18,611)	114,716

OPERATING EXPENSES:
Salaries and benefits	5,006	47,362	1,733	—	54,101
Supplies, facilities and other operating costs	1,962	28,672	2,315	—	32,949
Provision for doubtful accounts	—	1,908	16	—	1,924
Depreciation and amortization	942	4,257	120	—	5,319
Asset impairment	—	17,772	237	—	18,009
Goodwill impairment	—	34,936	8,735	—	43,671
Management fee expense	—	17,909	702	(18,611)	—

Total operating expenses	7,910	152,816	13,858	(18,611)	155,973

OPERATING INCOME (LOSS)	10,749	(41,628)	(10,378)	—	(41,257)
INTEREST (EXPENSE) INCOME	(10,619)	192	(284)	—	(10,711)
OTHER EXPENSE	—	(88)	—	—	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	130	(41,524)	(10,662)	—	(52,056)
INCOME TAX EXPENSE (BENEFIT)	19	(6,226)	(1,598)	—	(7,805)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	111	(35,298)	(9,064)	—	(44,251)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($151)	—	(203)	—	—	(203)

NET INCOME (LOSS)	111	(35,501)	(9,064)	—	(44,454)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(44,565)	—	—	44,565	—

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(44,454)	$(35,501)	$(9,064)	$44,565	$(44,454)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$62	$106,027	$2,840	$—	$108,929
Management fee revenue	20,404	—	—	(20,404)	—

Total net revenue	20,466	106,027	2,840	(20,404)	108,929

OPERATING EXPENSES:
Salaries and benefits	5,854	46,703	1,513	—	54,070
Supplies, facilities and other operating costs	2,012	26,668	1,882	—	30,562
Provision for doubtful accounts	1	1,471	58	—	1,530
Depreciation and amortization	852	4,601	123	—	5,576
Management fee expense	—	19,983	421	(20,404)	—

Total operating expenses	8,719	99,426	3,997	(20,404)	91,738

OPERATING INCOME (LOSS)	11,747	6,601	(1,157)	—	17,191
INTEREST EXPENSE	(11,744)	(122)	—	—	(11,866)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3	6,479	(1,157)	—	5,325
INCOME TAX EXPENSE (BENEFIT)	1	3,067	(548)	—	2,520

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	2	3,412	(609)	—	2,805
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($267)	—	(474)	—	—	(474)

NET INCOME (LOSS)	2	2,938	(609)	—	2,331
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	9	—	—	9
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	2,320	—	—	(2,320)	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$2,322	$2,929	$(609)	$(2,320)	$2,322

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$98	$213,407	$5,230	$—	$218,735
Management fee revenue	37,717	—	—	(37,717)	—

Total net revenue	37,815	213,407	5,230	(37,717)	218,735

OPERATING EXPENSES:
Salaries and benefits	10,309	94,449	2,980	—	107,738
Supplies, facilities and other operating costs	4,109	55,276	3,705	—	63,090
Provision for doubtful accounts	—	3,657	110	—	3,767
Depreciation and amortization	1,870	8,766	241	—	10,877
Asset impairment	—	17,772	237	—	18,009
Goodwill impairment	—	34,936	8,735	—	43,671
Management fee expense	—	36,507	1,210	(37,717)	—

Total operating expenses	16,288	251,363	17,218	(37,717)	247,152

OPERATING INCOME (LOSS)	21,527	(37,956)	(11,988)	—	(28,417)
INTEREST (EXPENSE) INCOME	(21,323)	265	(459)	—	(21,517)
OTHER EXPENSE	—	(88)	—	—	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	204	(37,779)	(12,447)	—	(50,022)
INCOME TAX EXPENSE (BENEFIT)	28	(5,238)	(1,726)	—	(6,936)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	176	(32,541)	(10,721)	—	(43,086)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($314)	—	(507)	—	—	(507)

NET INCOME (LOSS)	176	(33,048)	(10,721)	—	(43,593)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(43,769)	—	—	43,769	—

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(43,593)	$(33,048)	$(10,721)	$43,769	$(43,593)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$126	$206,540	$5,105	$—	$211,771
Management fee revenue	40,467	—	—	(40,467)	—

Total net revenue	40,593	206,540	5,105	(40,467)	211,771

OPERATING EXPENSES:
Salaries and benefits	11,030	95,859	2,852	—	109,741
Supplies, facilities and other operating costs	3,956	53,490	3,666	—	61,112
Provision for doubtful accounts	1	2,928	83	—	3,012
Depreciation and amortization	1,745	9,258	248	—	11,251
Management fee expense	—	39,565	902	(40,467)	—

Total operating expenses	16,732	201,100	7,751	(40,467)	185,116

OPERATING INCOME (LOSS)	23,861	5,440	(2,646)	—	26,655
INTEREST EXPENSE	(23,565)	(253)	—	—	(23,818)
OTHER EXPENSE	(82)	—	—	—	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	214	5,187	(2,646)	—	2,755
INCOME TAX EXPENSE (BENEFIT)	19	466	(238)	—	247

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	195	4,721	(2,408)	—	2,508
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($838)	—	(1,491)	—	—	(1,491)

NET INCOME (LOSS)	195	3,230	(2,408)	—	1,017
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	15	(134)	—	(119)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	941	—	—	(941)	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$1,136	$3,215	$(2,274)	$(941)	$1,136

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,795)	$35,533	$5,022	$—	$37,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,227)	(6,607)	(64)	—	(8,898)
Proceeds from sale of property and equipment	—	41	—	—	41
Acquisition of business, net of cash acquired	(58)	—	—	—	(58)

Net cash used in investing activities	(2,285)	(6,566)	(64)	—	(8,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	28,247	(24,053)	(4,194)	—	—
Capital contributed from Parent	8	—	—	—	8
Borrowings under revolving line of credit	10,500	—	—	—	10,500
Repayments under revolving line of credit	(25,000)	—	—	—	(25,000)
Repayments of term loan and seller notes	(8,675)	—	—	—	(8,675)

Net cash provided by (used in) financing activities	5,080	(24,053)	(4,194)	—	(23,167)

INCREASE IN CASH AND CASH EQUIVALENTS	—	4,914	764	—	5,678
CASH AND CASH EQUIVALENTS Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS End of period	$—	$9,659	$1,001	$—	$10,660

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,374	$25,738	$1,364	$—	$28,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment-net	(1,240)	(3,350)	(65)	—	(4,655)
Proceeds from sale of property and equipment	110	16	—	—	126
Proceeds from sale of discontinued operations	—	475	—	—	475
Payments made under earnout arrangements	(59)	—	—	—	(59)

Net cash used in investing activities	(1,189)	(2,859)	(65)	—	(4,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	11,194	(10,430)	(764)	—	—
Capital distributed to Parent	(156)	—	—	—	(156)
Capitalized financing costs	(92)	—	—	—	(92)
Noncontrolling interest buyout	(89)	—	—	—	(89)
Repayments of capital lease obligations	—	(7)	—	—	(7)
Borrowings under revolver line of credit	9,000	—	—	—	9,000
Repayments under revolver line of credit	(16,000)	—	—	—	(16,000)
Repayments of term loan and seller notes	(4,042)	—	—	—	(4,042)

Net cash used in financing activities	(185)	(10,437)	(764)	—	(11,386)

INCREASE IN CASH AND CASH EQUIVALENTS	—	12,442	535	—	12,977
CASH AND CASH EQUIVALENTS-Beginning of period	—	2,251	289	—	2,540

CASH AND CASH EQUIVALENTS-End of period	$—	$14,693	$824	$—	$15,517

15. RESTRUCTURING

During the three months and six months ended June 30, 2010, the Company continued its activity under the FY08 plan related to employee severance payments and long-term lease commitments resulting from prior period employee terminations and facility closures.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of restructuring activity, including those classified as discontinued operations, is shown in the table below (in thousands):

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
Restructuring reserve at December 31, 2009	$—	$—	$—
Recovery division	19	2,107	2,126
Healthy living division	592	875	1,467
Corporate	—	—	—

Total restructuring reserve at December 31, 2009	$611	$2,982	$3,593

Expenses
Recovery division	2	20	22
Healthy living division	(19)	87	68
Corporate	—	—	—

Total expenses	(17)	107	90
Cash payments
Recovery division	(2)	(318)	(320)
Healthy living division	(367)	(369)	(736)
Corporate	—	—	—

Total cash payments	(369)	(687)	(1,056)
Restructuring reserve at June 30, 2010
Recovery division	19	1,809	1,828
Healthy living division	206	593	799
Corporate	—	—	—

Total restructuring reserve at June 30, 2010	$225	$2,402	$2,627

16. DISCONTINUED OPERATIONS

At June 30, 2010, the Company had closed or sold an aggregate of 15 facilities under discontinued operations compared to 12 facilities at June 30, 2009.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net revenue	$32	$2,930	$94	$7,035
Operating expenses	384	3,640	912	7,915
Asset impairment	—	—	—	1,417
Interest expense	2	2	3	5
Loss on disposals	—	29	—	27
Loss before income taxes	(354)	(741)	(821)	(2,329)
Tax benefit	(151)	(267)	(314)	(838)

Loss from discontinued operations	$(203)	$(474)	$(507)	$(1,491)

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

A summary of the Company’s reportable segments are as follows:

Recovery-The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2010, the recovery segment operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states.

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

As of June 30, 2010, the healthy living segment operates 23 adolescent and young adult programs in 8 states which provide a wide variety of therapeutic educational programs for underachieving young people. The healthy living segment also operates 18 weight management facilities. These facilities are located in 9 states in the United States (16 facilities), in the United Kingdom (1 facility), and in Canada (1 facility), with a focus on providing treatment services for eating disorders and weight management.

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net revenue:
Recovery division	$84,071	$78,386	$163,120	$153,450
Healthy living division	30,597	30,481	55,517	58,195
Corporate	48	62	98	126

Total consolidated net revenue	$114,716	$108,929	$218,735	$211,771

Operating expenses:
Recovery division	$54,454	$52,791	$108,194	$107,188
Healthy living division (1)	93,609	30,215	122,670	61,169
Corporate	7,910	8,732	16,288	16,759

Total consolidated operating expenses	$155,973	$91,738	$247,152	$185,116

Operating income (loss):
Recovery division	$29,617	$25,595	$54,926	$46,262
Healthy living division	(63,012)	266	(67,153)	(2,974)
Corporate	(7,862)	(8,670)	(16,190)	(16,633)

Total consolidated operating (loss) income	(41,257)	17,191	(28,417)	26,655
Interest expense	(10,711)	(11,866)	(21,517)	(23,818)
Other expense	(88)	—	(88)	(82)

Total consolidated (loss) income from continuing operations before income taxes	$(52,056)	$5,325	$(50,022)	$2,755

Capital expenditures:
Recovery division	$3,983	$1,085	$5,440	$2,341
Healthy living division	814	728	1,231	1,074
Corporate	1,226	528	2,227	1,240

Total consolidated capital expenditures	$6,023	$2,341	$8,898	$4,655

			June 30, 2010	December 31, 2009
Total assets (2):
Recovery division			$897,730	$897,239
Healthy living division			110,711	171,580
Corporate			44,190	39,515

Total consolidated assets			$1,052,631	$1,108,334

(1)	Healthy living division operating expenses for the three months and six months ended June 30, 2010 include $18.0 million of asset impairment and $43.7 million of goodwill impairment.
(2)	Includes amounts related to discontinued operations

18. SUBSEQUENT EVENT

On July 30, 2010, as a result of Dr. Barry Karlin’s decision to step down as the Chief Executive Officer, the Company entered into a Letter Agreement with Dr. Karlin. Pursuant to the Letter Agreement, Dr. Karlin will remain as the Company’s Chief Executive Officer until the earlier of his replacement being named, or December 31, 2010, or an earlier date as determined by the Board of Directors. In addition, he will remain as non-executive Chairman of the Board of Directors. The agreement specified the terms of this arrangement. Pursuant to the terms of the Letter Agreement, Dr. Karlin will be entitled to a lump sum payment payable 60 days following August 2, 2010. The agreement also provides for a revised vesting schedule on a portion of Dr. Karlin’s options. The Company will recognize approximately $0.6 million, net, as salaries and benefits during the third quarter of 2010 to reflect the terms of the Letter Agreement.

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

We have two operating segments: recovery division and healthy living division. As of June 30, 2010, our recovery division, which operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of June 30, 2010, our healthy living division, which operates 23 adolescent and young adult programs in 8 states, provides a wide variety of therapeutic educational programs for underachieving young people. The healthy living segment also operates 18 weight management facilities. These facilities are located in 9 states in the United States (16 facilities), in the United Kingdom (1 facility), and in Canada (1 facility), with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fee revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended June 30, 2010 and 2009, we generated 79.4% and 80.6% of our net revenue from non-governmental sources, including 61.6% and 64.8% from self payors, respectively, and 17.8% and 15.8% from commercial payors, respectively. During the six months ended June 30, 2010 and 2009, we generated 79.2% and 80.9% of our net revenue from non-governmental sources, including 61.6% and 64.9% from self payors, respectively, and 17.6% and 16.0% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s recent reassessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. As a result, for the quarter and six months ended June 30, 2010, the Company recognized a $43.7 million non-cash impairment charge for goodwill and an $18.0 million non-cash impairment charge related to asset impairment.

During the three and six months ended June 30, 2010, our consolidated net revenue increased by $5.8 million and $7.0 million, or 5.3% and 3.3%, respectively, when compared to the comparable periods in 2009. Our consolidated operating expenses increased $64.2 million and $62.0 million, or 70.0% and 33.5%, respectively, during the three and six months ended June 30, 2010, of which $61.7 million is related to asset impairment and goodwill impairment. During the three and six months ended June 30, 2010, our consolidated same-facility net revenue increased by $5.8 million and $7.1 million, or 5.3% and 3.3%, respectively, when compared to the comparable periods in 2009. On a consolidated basis, same-facility operating expenses increased $21.5 million and $21.0 million, or 28.9% and 14.1%, respectively, during the three and six months ended June 30, 2010, of which $17.9 million is related to asset impairment. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three and six months ended June 30, 2010 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 in our Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table presents our results of operations by segment for the three months ended June 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Three Months Ended June 30, Total Facility
Statement of Income Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$84,071	$78,386	$5,685	7.3%
Healthy living division	30,597	30,481	116	0.4%
Corporate	48	62	(14)	(22.6)%

Total net revenue	114,716	108,929	5,787	5.3%
Operating expenses:
Recovery division	54,454	52,791	1,663	3.2%
Healthy living division (1)	93,609	30,215	63,394	209.8%
Corporate	7,910	8,732	(822)	(9.4)%

Total operating expenses	155,973	91,738	64,235	70.0%
Operating income (loss):
Recovery division	29,617	25,595	4,022	15.7%
Healthy living division	(63,012)	266	(63,278)	(23,788.7)%
Corporate	(7,862)	(8,670)	808	(9.3)%

Operating (loss) income	(41,257)	17,191	(58,448)	(340.0)%
Interest expense	(10,711)	(11,866)	1,155	(9.7)%
Other expense	(88)	—	(88)	n/a

(Loss) income from continuing operations before income taxes	(52,056)	5,325	(57,381)	(1,077.6)%
Income tax (benefit) expense	(7,805)	2,520	(10,325)	(409.7)%

(Loss) income from continuing operations, net of tax	(44,251)	2,805	(47,056)	(1,677.6)%
Loss from discontinued operations, (net of tax benefit of ($151) and ($267) in the three months ended June 30, 2010 and 2009, respectively)	(203)	(474)	271	(57.2)%

Net (loss) income	(44,454)	2,331	(46,785)	(2,007.1)%
Less: Net income attributable to the noncontrolling interest	—	9	(9)	(100.0)%

Net (loss) income attributable to CRC Health Corporation	$(44,454)	$2,322	$(46,776)	(2,014.5)%

(1)	Healthy living division operating expenses for the three months ended June 30, 2010 include $18.0 million asset impairment and $43.7 million goodwill impairment.

The following table compares key total facility statistics for the three months ended June 30, 2010 and the three months ended June 30, 2009:

	Three Months Ended June 30, Total Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$54,050	$50,138	7.8%
Patient Days	145,140	139,839	3.8%
Net revenue per patient day	$372.40	$358.54	3.9%
CTCs
Revenue (in thousands)	$30,021	$28,248	6.3%
Patient Days	2,409,764	2,367,278	1.8%
Net revenue per patient day	$12.46	$11.93	4.4%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$16,317	$17,420	(6.3)%
Patient Days	65,802	68,945	(4.6)%
Net revenue per patient day	$247.97	$252.66	(1.9)%
Outdoor programs
Revenue (in thousands)	$6,886	$6,818	1.0%
Patient Days	15,753	14,463	8.9%
Net revenue per patient day	$437.09	$471.44	(7.3)%
Weight management programs
Revenue (in thousands)	$7,378	$6,233	18.4%
Patient Days	23,531	19,834	18.6%
Net revenue per patient day	$313.53	$314.27	(0.2)%

Consolidated net revenue increased $5.8 million, or 5.3%, to $114.7 million for the three months ended June 30, 2010 from $108.9 million for the three months ended June 30, 2009. Of the total net revenue increase, the recovery division contributed an increase of $5.7 million, or 7.3%, and the healthy living division contributed an increase of $0.1 million, or 0.4%. The $5.7 million, or 7.3%, increase within the recovery division was driven by increases of $3.9 million and $1.8 million within residential facilities and CTCs, respectively. The $0.1 million, or 0.4%, increase within the healthy living division was driven by increases of $1.1 million and $0.1 million within weight management and outdoor programs, respectively, offset by a decrease of $1.1 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses increased $64.2 million, or 70.0%, to $155.9 million for the three months ended June 30, 2010 from $91.7 million in the same period of 2009. The $64.2 million increase in operating expenses was primarily driven by non-cash goodwill and asset impairment charges of $61.7 million within the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $2.6 million, or 2.8%, over the same period of 2009. Of the $2.6 million increase, the recovery division and the healthy living division each contributed an increase of $1.7 million, offset by a decrease of $0.8 million at corporate.

Our consolidated operating margin was (36.0)% in the three months ended June 30, 2010 compared to 15.8% in the comparable period of 2009. The decrease in operating margin resulted from non-cash goodwill and asset impairment charges. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 17.8% in the three months ended June 30, 2010 compared to 15.8% in the comparable period of 2009. Recovery division margins for the three months ended June 30, 2010 were 35.2% compared to 32.7% in the prior year period. Healthy living division operating margin decreased to (205.9)% for the three months ended June 30, 2010 compared to operating margin of 0.9% in the comparable period of 2009. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was (4.4)% for the three months ended June 30, 2010 compared to 0.9% in the comparable period of 2009.

For the three months ended June 30, 2010, consolidated net income from continuing operations decreased by $47.1 million over the prior year period resulting in a loss from continuing operations, net of tax, of $44.3 million compared to an income from continuing operations, net of tax, of $2.8 million in the same period of 2009. The decrease in income from continuing operations in 2010 compared to 2009 is primarily driven by non-cash goodwill and asset impairment charges of $61.7 million offset by an increase in tax benefit of $10.3 million and increase in revenue of $5.8 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the three months ended June 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Three Months Ended June 30, Same Facility
Statement of Income Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$84,071	$78,386	$5,685	7.3%
Healthy living division	30,585	30,461	124	0.4%

Total net revenue	114,656	108,847	5,809	5.3%
Operating expenses:
Recovery division	49,305	47,397	1,908	4.0%
Healthy living division (1)	46,332	26,773	19,559	73.1%

Total operating expenses	95,637	74,170	21,467	28.9%
Operating income (loss):
Recovery division	34,766	30,989	3,777	12.2%
Healthy living division	(15,747)	3,688	(19,435)	(527.0)%

Operating income	$19,019	$34,677	$(15,658)	(45.2)%

(1)	Healthy living division operating expenses for the three months ended June 30, 2010, include $17.9 million asset impairment.

The following table compares key same facility statistics for the three months ended June 30, 2010 and the three months ended June 30, 2009:

	Three Months Ended June 30, Same Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$54,050	$50,138	7.8%
Patient Days	145,140	139,839	3.8%
Net revenue per patient day	$372.40	$358.54	3.9%
CTCs
Revenue (in thousands)	$30,021	$28,248	6.3%
Patient Days	2,409,764	2,367,278	1.8%
Net revenue per patient day	$12.46	$11.93	4.4%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$16,317	$17,420	(6.3)%
Patient Days	65,802	68,945	(4.6)%
Net revenue per patient day	$247.97	$252.66	(1.9)%
Outdoor programs
Revenue (in thousands)	$6,886	$6,818	1.0%
Patient Days	15,753	14,463	8.9%
Net revenue per patient day	$437.09	$471.44	(7.3)%
Weight management programs
Revenue (in thousands)	$7,378	$6,222	18.6%
Patient Days	23,531	19,834	18.6%
Net revenue per patient day	$313.53	$313.73	(0.1)%

On a same-facility basis, recovery division net revenue increased $5.7 million, or 7.3%, to $84.1 million from $78.4 million in the same prior year quarter. The same-facility increases were due to increases of $3.9 million within residential facilities and $1.8 million within CTCs. Healthy living division same-facility revenue increased $0.1 million or 0.4% to $30.6 million from $30.5 million in the prior year quarter. The $0.1 million same-facility revenue increase within the healthy living division was driven by increases of $1.1 million and $0.1 million within weight management and outdoor programs, respectively, offset by a decrease of $1.1 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $1.9 million driven by an increase of $1.4 million in residential facilities and an increase of $0.5 million in CTCs compared to the same prior year quarter. Healthy living division same-facility operating expenses increased $19.6 million due to asset impairment charges of $17.9 million. The remaining $1.7 million is related to $1.1 million increase in salaries and benefits, and $0.9 million increase in supplies, facilities and other costs, offset by $0.4 million decrease in depreciation and amortization.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table presents our results of operations by segment for the six months ended June 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Six Months Ended June 30, Total Facility
Statement of Income Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$163,120	$153,450	$9,670	6.3%
Healthy living division	55,517	58,195	(2,678)	(4.6)%
Corporate	98	126	(28)	(22.2)%

Total net revenue	218,735	211,771	6,964	3.3%
Operating expenses:
Recovery division	108,194	107,188	1,006	0.9%
Healthy living division	122,670	61,169	61,501	100.5%
Corporate	16,288	16,759	(471)	(2.8)%

Total operating expenses	247,152	185,116	62,036	33.5%
Operating income (loss):
Recovery division	54,926	46,262	8,664	18.7%
Healthy living division (1)	(67,153)	(2,974)	(64,179)	2,158.0%
Corporate	(16,190)	(16,633)	443	(2.7)%

Operating (loss) income	(28,417)	26,655	(55,072)	(206.6)%
Interest expense	(21,517)	(23,818)	2,301	(9.7)%
Other expense	(88)	(82)	(6)	7.3%

(Loss) income from continuing operations before income taxes	(50,022)	2,755	(52,777)	(1,915.7)%
Income tax (benefit) expense	(6,936)	247	(7,183)	(2,908.1)%

(Loss) income from continuing operations, net of tax	(43,086)	2,508	(45,594)	(1,817.9)%
Loss from discontinued operations, (net of tax benefit of ($314) and ($838) in the six months ended June 30, 2010 and 2009, respectively)	(507)	(1,491)	984	(66.0)%

Net (loss) income	(43,593)	1,017	(44,610)	(4,386.4)%
Less: Net loss attributable to the noncontrolling interest	—	(119)	119	(100.0)%

Net (loss) income attributable to CRC Health Corporation	$(43,593)	$1,136	$(44,729)	(3,937.4)%

(1)	Healthy living division operating expenses for the six months ended June 30, 2010 include $18.0 million asset impairment and $43.7 million goodwill impairment.

The following table compares key total facility statistics for the six months ended June 30, 2010 and the six months ended June 30, 2009:

	Six Months Ended June 30, Total Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$104,669	$97,994	6.8%
Patient Days	285,394	274,230	4.1%
Net revenue per patient day	$366.75	$357.34	2.6%
CTCs
Revenue (in thousands)	$58,451	$55,456	5.4%
Patient Days	4,755,255	4,658,976	2.1%
Net revenue per patient day	$12.29	$11.90	3.3%
Healthy Living Division
Residential facilities
Revenue (in thousands)	$31,433	$34,754	(9.6)%
Patient Days	127,975	137,063	(6.6)%
Net revenue per patient day	$245.62	$253.56	(3.1)%
Outdoor programs
Revenue (in thousands)	$11,665	$12,482	(6.5)%
Patient Days	26,805	26,580	0.8%
Net revenue per patient day	$435.18	$469.60	(7.3)%
Weight management programs
Revenue (in thousands)	$12,393	$10,938	13.3%
Patient Days	38,815	34,230	13.4%
Net revenue per patient day	$319.28	$319.54	(0.1)%

Consolidated net revenue increased $7.0 million, or 3.3%, to $218.7 million for the six months ended June 30, 2010 from $211.7 million for the six months ended June 30, 2009. Of the total net revenue increase, the recovery division contributed an increase of $9.7 million, or 6.3%, which was partially offset by a decrease within the healthy living division of $2.7 million. The $9.7 million, or 6.3%, increase within the recovery division was driven by increases of $6.7 million and $3.0 million within residential facilities and CTCs, respectively. The $2.7 million, or 4.6%, decrease within the healthy living division was driven by decreases of $3.3 million and $0.8 million within residential facilities and outdoor programs, respectively, offset by an increase of $1.5 million in weight management programs.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses increased $62.0 million, or 33.5%, to $247.1 million for the six months ended June 30, 2010 from $185.1 million in the same period of 2009. The $62.0 million increase in operating expenses was primarily driven by non-cash goodwill and asset impairment charges of $61.7 million within the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $0.4 million over the same period of 2009.

Our consolidated operating margin was (13.0)% in the six months ended June 30, 2010 compared to 12.6% in the comparable period of 2009. The decrease in operating margin resulted from non-cash goodwill and asset impairment charges in the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 15.2% in the six months ended June 30, 2010 compared to 12.6% in the comparable period of 2009. Recovery division margins for the six months ended June 30, 2010 were 33.7% compared to 30.1% in the prior year period. Healthy living division operating margin decreased to (121.0)% for the six months ended June 30, 2010 compared to operating margin of (5.1)% in the comparable period of 2009. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was (9.9)% for the six months ended June 30, 2010 compared to (5.1)% in the comparable period of 2009.

For the six months ended June 30, 2010, consolidated net income from continuing operations decreased by $45.6 million over the prior year period resulting in a loss from continuing operations, net of tax, of $43.1 million compared to an income from continuing operations, net of tax, of $2.5 million in the same period of 2009. The decrease in income from continuing operations in 2010 compared to 2009 is primarily driven by non-cash goodwill and asset impairment charges of $61.7 million offset by an increase in tax benefit of $7.2 million and an increase of $7.0 million in revenue and a decrease in interest expense of $2.3 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the six months ended June 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Six Months Ended June 30, Same Facility
Statement of Income Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$163,120	$153,450	$9,670	6.3%
Healthy living division	55,498	58,105	(2,607)	(4.5)%

Total net revenue	218,618	211,555	7,063	3.3%
Operating expenses:
Recovery division	97,800	95,770	2,030	2.1%
Healthy living division (1)	72,064	53,144	18,920	35.6%

Total operating expenses	169,864	148,914	20,950	14.1%
Operating income (loss):
Recovery division	65,320	57,680	7,640	13.2%
Healthy living division	(16,566)	4,961	(21,527)	(433.9)%

Operating income	$48,754	$62,641	$(13,887)	(22.2)%

(1)	Healthy living division operating expenses for the six months ended June 30, 2010 include $17.9 million asset impairment.

The following table compares key same facility statistics for the six months ended June 30, 2010 and the six months ended June 30, 2009:

	Six Months Ended June 30, Same Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$104,669	$97,994	6.8%
Patient Days	285,394	274,230	4.1%
Net revenue per patient day	$366.75	$357.34	2.6%
CTCs
Revenue (in thousands)	$58,451	$55,456	5.4%
Patient Days	4,755,255	4,658,976	2.1%
Net revenue per patient day	$12.29	$11.90	3.3%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$31,433	$34,754	(9.6)%
Patient Days	127,975	137,063	(6.6)%
Net revenue per patient day	$245.62	$253.56	(3.1)%
Outdoor programs
Revenue (in thousands)	$11,665	$12,482	(6.5)%
Patient Days	26,805	26,580	0.8%
Net revenue per patient day	$435.18	$469.60	(7.3)%
Weight management programs
Revenue (in thousands)	$12,393	$10,869	14.0%
Patient Days	38,815	34,230	13.4%
Net revenue per patient day	$319.28	$317.53	0.6%

On a same-facility basis, recovery division net revenue increased $9.7 million, or 6.3%, to $163.1 million from $153.4 million in the same prior year period. The same-facility increases were due to increases of $3.0 million within CTCs and $6.7 million within residential facilities. Healthy living division same-facility revenue decreased $2.6 million, or 4.5%, to $55.5 million from $58.1 million in the same prior year period. The $2.6 million same-facility revenue decrease within the healthy living division was driven by decreases of $3.3 million and $0.8 million within residential facilities and outdoor programs, respectively, offset by an increase of $1.5 million in weight management programs.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $2.0 million driven by an increase of $1.7 million in residential facilities and an increase of $0.3 million in CTCs compared to the same prior year period. Healthy living division same-facility operating expenses increased $18.9 million due to asset impairment charges of $17.9 million. The remaining $1.0 million increase is mainly due to the increase in supplies, facilities and other costs.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $18.8 million at June 30, 2010 compared to negative working capital of $15.3 million at December 31, 2009. The decrease of $3.5 million in working capital was attributable to an increase in accounts payable of $3.2 million related to payment timing; an increase in accrued liabilities of $7.0 million related primarily to timing of payroll accrual; and a net increase in taxes payable of $5.5 million. These were offset by a reduction in the current portion of long-term debt of $7.1 million due to a prepayment in 2010 and an increase in cash of $5.7 million.

Sources and Uses of Cash

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$37,760	$28,476
Net cash used in investing activities	(8,915)	(4,113)
Net cash used in financing activities	(23,167)	(11,386)

Net increase in cash	$5,678	$12,977

Cash provided by operating activities was $37.8 million for the six months ended June 30, 2010 compared to cash provided by operating activities of $28.5 million during the same period in 2009. The increase of $9.3 million in cash flows from operating was primarily the result of cash provided by improved operating results offset by an increase of $2.0 million in loan program note purchases.

Cash used in investing activities was $8.9 million for the six months ended June 30, 2010 compared to $4.1 million in the same period of 2009. The increase in cash used in investing activities primarily relates to an increase in the additions of property and equipment during the six months ended June 30, 2010 compared to June 30, 2009.

Cash used in financing activities was $23.2 million for the six months ended June 30, 2010 compared to cash used in financing activities of $11.4 million for the same period in 2009. The increase in cash used in financing activities is primarily due to an increase of $4.6 million in repayment of the term loan and seller notes and the increase of $7.5 million in the net repayments of the revolving line of credit, offset by $0.4 million decrease in other financing activities.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of June 30, 2010, our senior secured credit facility was comprised of a $398.3 million senior secured term loan facility and a $100.0 million revolving credit facility. At June 30, 2010, the revolving credit facility had $58.1 million available for borrowing, $32.0 million outstanding and classified on our balance sheet as long term debt, and $9.9 million of letters of credit issued and outstanding. At June 30, 2010, we had $177.3 million in aggregate principal amount of 10.75% senior subordinated notes due 2016. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of June 30, 2010, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, our exposure to market risk has not changed materially since December 31, 2009.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

As of June 30, 2010, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

The Exhibit Index beginning on page 39 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010

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