Form 10-Q
period 2010-09-30
CRC Health CORP
filed 2010-11-15
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 15, 2010 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,359	$4,982
Restricted cash	715	420
Accounts receivable, net of allowance for doubtful accounts of $5,624 in 2010 and $5,327 in 2009	34,497	31,558
Prepaid expenses	5,909	7,489
Other current assets	1,382	1,306
Income taxes receivable	—	676
Deferred income taxes	6,470	6,346
Current assets of discontinued operations	3,189	1,720

Total current assets	56,521	54,497
PROPERTY AND EQUIPMENT-Net	123,103	125,215
GOODWILL	521,304	573,594
INTANGIBLE ASSETS-Net	315,743	335,409
OTHER ASSETS-Net	20,080	19,619

TOTAL ASSETS	$1,036,751	$1,108,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,402	$3,011
Accrued liabilities	29,673	29,851
Income taxes payable	6,293	—
Current portion of long-term debt	1,471	8,814
Other current liabilities	24,085	25,992
Current liabilities of discontinued operations	2,180	2,114

Total current liabilities	69,104	69,782
LONG-TERM DEBT-Less current portion	604,498	622,262
OTHER LONG-TERM LIABILITIES	8,087	8,735
LIABILITIES OF DISCONTINUED OPERATIONS	4,504	1,679
DEFERRED INCOME TAXES	105,143	117,334

Total liabilities	791,336	819,792

COMMITMENTS AND CONTINGENCIES (Note 12)
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	457,990	454,880
Accumulated deficit	(209,432)	(161,363)
Accumulated other comprehensive loss	(3,143)	(4,975)

Total CRC Health Corporation stockholder’s equity	245,415	288,542

NONCONTROLLING INTEREST	—	—

Total equity	245,415	288,542

TOTAL LIABILITIES AND EQUITY	$1,036,751	$1,108,334

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
NET REVENUE:
Net client service revenue	$119,199	$113,084	$337,933	$324,855

OPERATING EXPENSES:
Salaries and benefits	54,804	51,676	162,541	161,416
Supplies, facilities and other operating costs	35,343	31,686	98,433	92,797
Provision for doubtful accounts	1,705	1,551	5,473	4,563
Depreciation and amortization	5,043	5,644	15,920	16,895
Asset impairment	2,495	2,257	20,504	2,257
Goodwill impairment	9,052	24,919	52,723	24,919

Total operating expenses	108,442	117,733	355,594	302,847

OPERATING INCOME (LOSS)	10,757	(4,649)	(17,661)	22,008
INTEREST EXPENSE	(10,735)	(11,519)	(32,251)	(35,338)
OTHER EXPENSE	—	—	(88)	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22	(16,168)	(50,000)	(13,412)
INCOME TAX EXPENSE (BENEFIT)	1,931	1,280	(5,005)	1,527

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(1,909)	(17,448)	(44,995)	(14,939)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($1,551) and ($715) in the three months ended September 30, 2010 and 2009, and ($1,865) and ($1,554) in the nine months ended September 30, 2010 and 2009, respectively)	(2,567)	(1,273)	(3,074)	(2,764)

NET LOSS	(4,476)	(18,721)	(48,069)	(17,703)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	148	—	29

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(4,476)	$(18,869)	$(48,069)	$(17,732)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(1,909)	$(17,596)	$(44,995)	$(14,972)
DISCONTINUED OPERATIONS, NET OF TAX	(2,567)	(1,273)	(3,074)	(2,760)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(4,476)	$(18,869)	$(48,069)	$(17,732)

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2009	$288,542		$(161,363)	$(4,975)	1,000	$—	$454,880	$—

Comprehensive loss:
Net loss for the nine months ended September 30, 2010	(48,069)	$(48,069)	(48,069)					—
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $1,219	1,832	1,832		1,832

Other comprehensive income	1,832	1,832

Comprehensive loss	(46,237)	$(46,237)

Capital contributed by Parent, net	3,110						3,110

BALANCE—September 30, 2010	$245,415		$(209,432)	$(3,143)	1,000	$—	$457,990	$—

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2008	$303,443		$(134,764)	$(6,289)	1,000	$—	$444,275	$221

Noncontrolling interest buyout	(89)						(84)	(5)
Comprehensive loss:
Net loss for the nine months ended September 30, 2009	(17,703)	$(17,703)	(17,732)					29
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $983	1,428	1,428		1,428

Other comprehensive income	1,428	1,428

Comprehensive loss	(16,275)	$(16,275)

Capital contributed by Parent, net	7,387						7,387

BALANCE—September 30, 2009	$294,466		$(152,496)	$(4,861)	1,000	$—	$451,578	$245

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,069)	$(17,703)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,929	17,148
Amortization of debt discount and capitalized financing costs	3,179	3,279
Gain on interest rate swap agreement	(292)	—
Asset impairment	20,504	4,560
Goodwill impairment	52,723	24,919
Write-off of acquisition costs	—	62
Loss on disposition of property and equipment	42	880
Gain on sale of discontinued operations	—	(24)
Provision for doubtful accounts	5,524	4,680
Stock-based compensation	2,178	4,164
Deferred income taxes	(12,668)	(5,897)
Changes in assets and liabilities:
Restricted cash	(295)	(875)
Accounts receivable	(8,324)	(6,438)
Prepaid expenses	1,633	1,941
Other current assets	88	154
Income taxes receivable and payable	4,651	4,215
Accounts payable	2,407	(1,548)
Accrued liabilities	172	1,475
Other current liabilities	1,158	(2,815)
Other assets	(3,442)	(2,315)
Other long-term liabilities	2,509	(303)

Net cash provided by operating activities	39,607	29,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(14,678)	(7,252)
Proceeds from sale of property and equipment	41	141
Proceeds from sale of discontinued operations	—	475
Acquisition of business, net of cash acquired	(86)	—
Acquisition adjustments	—	(59)
Payments made under earnout arrangements	—	(200)

Net cash used in investing activities	(14,723)	(6,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed from (distributed to) Parent	8	(221)
Capitalized financing costs	—	(117)
Noncontrolling interest buyout	—	(89)
Repayment of capital lease obligations	—	(10)
Borrowings under revolving line of credit	13,500	9,000
Repayments under revolving line of credit	(30,000)	(22,000)
Repayments of term loan and seller notes	(9,015)	(5,313)

Net cash used in financing activities	(25,507)	(18,750)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(623)	3,914
CASH AND CASH EQUIVALENTS-Beginning of period	4,982	2,540

CASH AND CASH EQUIVALENTS-End of period	$4,359	$6,454

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Payable related to acquisition	$309	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$34,250	$37,211

Cash paid for income taxes, net of refunds	$1,147	$1,655

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited financial statements.

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

Recently Adopted Accounting Guidance — During the quarter ended March 31, 2010, the Company adopted updated authoritative guidance which amends and enhances disclosures about fair value measurements. The updated guidance requires the addition of new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted — In August 2010, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance which clarifies that health care entities should not net insurance recoveries against a related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010. A cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying the amendments in this guidance. Retrospective application and early adoption is permitted. The adoption of the guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued updated authoritative guidance which requires that health care entities use costs as a measurement basis for charity care disclosures and that they identify those costs as the direct and indirect costs of providing the charity care. The guidance also requires disclosure of the method used to identify the costs. The guidance is effective for fiscal years beginning after December 15, 2010. Retrospective application and early adoption is permitted. The adoption of the guidance will not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued updated authoritative guidance which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For the Company, the new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The adoption of the new disclosure requirements will not have a material impact on the Company’s consolidated financial statements.

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

4. BALANCE SHEET COMPONENTS

Balance sheet components at September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts receivable-gross	$40,121	$36,885
Less allowance for doubtful accounts	(5,624)	(5,327)

Accounts receivable-net	$34,497	$31,558

Other assets-net:
Capitalized financing costs-net	$11,681	$14,663
Deposits	880	925
Notes receivable	7,519	4,031

Total other assets-net	$20,080	$19,619

Accrued liabilities:
Accrued payroll and related expenses	$14,358	$8,698
Accrued vacation	4,621	4,615
Accrued interest	3,384	8,019
Accrued expenses	7,310	8,519

Total accrued liabilities	$29,673	$29,851

Other current liabilities:
Deferred revenue	$11,394	$9,650
Client deposits	3,814	4,130
Interest rate swap liability	5,316	8,659
Other liabilities	3,561	3,553

Total other current liabilities	$24,085	$25,992

5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Land	$21,373	$21,373
Building and improvements	78,991	74,551
Leasehold improvements	21,357	23,181
Furniture and fixtures	12,996	12,404
Computer equipment	12,314	10,855
Computer software	13,840	11,332
Motor vehicles	6,013	5,911
Field equipment	2,890	2,782
Construction in progress	7,636	6,363

	177,410	168,752
Less accumulated depreciation	(54,307)	(43,537)

Property and equipment-net	$123,103	$125,215

Depreciation expense was $3.5 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively, and $10.9 million and $11.4 million for the nine months ended September 30, 2010 and 2009, respectively.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Asset impairment

The Company tests its long-lived assets for impairment whenever events and changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable. The long-lived assets are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the assets tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair value of the asset is recorded. Fair value is determined using discounted cash flow methods. The Company’s analysis of its undiscounted cash flows requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates and determination of the primary asset at the facility level. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived assets for impairment.

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test the fixed assets within its healthy living division for impairment. For the three months ended June 30, 2010, the Company recognized a non-cash impairment charge of $4.0 million related to impairment of property and equipment which was included in the condensed consolidated statements of operations as asset impairment.

The operations and enrollment of the Aspen programs within the Company’s healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, the Company has more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to negative results in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. This triggering event caused the Company to test the fixed assets within its healthy living division for impairment. For the three months ended September 30, 2010, the Company recognized a non-cash impairment charge of $1.8 million related to impairment of property and equipment which is included in the condensed consolidated statements of operations as asset impairment. For the nine months ended September 30, 2010, the Company had recognized non-cash impairment charges of $5.8 million related to the impairment of property and equipment.

6. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segments for the nine months ended September 30, 2010 are as follows (in thousands):

	Recovery	Healthy Living	Total
Balance as of January 1, 2010
Goodwill	$502,168	$244,785	$746,953
Accumulated impairment losses	(624)	(172,735)	(173,359)

	501,544	72,050	573,594
Activity during the year:
Goodwill addition from acquisition	—	433	433
Goodwill impairment	—	(52,723)	(52,723)

Balance as of September 30, 2010
Goodwill	502,168	245,218	747,386
Accumulated impairment losses	(624)	(225,458)	(226,082)

	$501,544	$19,760	$521,304

Goodwill impairment

The Company tests goodwill for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit, defined as an operating segment or one level below an operating segment, being tested to its carrying value. The goodwill impairment test is performed based on the reporting units that the Company has in place at the time of the test. The reporting units may change over time as the Company’s operating segments change, or the component businesses therein change, due to economic conditions, acquisitions, restructuring or otherwise. At the time of these events, the Company reevaluates its reporting units using the reporting unit determination guidelines. As necessary, goodwill is reassigned between the affected reporting units using a relative fair-value approach.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 30, 2010, as a result of the economic conditions and their adverse impact on the Aspen business and its long term growth prospects, the Aspen reporting unit could no longer be aggregated with the weight management reporting unit within the healthy living division for goodwill impairment test. It was determined that healthy living division had two reporting units within its segment: Aspen and weight management. The Aspen reporting unit encompasses short-term and long term therapeutic programs for adolescents with behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs and depression. The weight management reporting unit offers a number of different types of weight management programs for adults and adolescents and a full range of services for anorexia nervosa, bulimia nervosa, binge eating and related disorders. The Company’s three reporting units as of September 30, 2010 are recovery division, Aspen and weight management.

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

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test its healthy living division in advance of the annual goodwill impairment test date. The Company recognized a non-cash impairment charge of $43.7 million during the three months ended June 30, 2010.

The operations and enrollment of the Aspen programs within the Company’s healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, the Company has more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to negative results in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. This triggering event caused the Company to test Aspen’s goodwill for impairment. For the three months ended September 30, 2010, the Company recognized a non-cash impairment charge of $9.1 million related to impairment within the Aspen reporting unit of healthy living division. For the nine months ended September 30, 2010, the Company had recognized non-cash impairment charges of $52.7 million related to the impairment of goodwill for the healthy living division, including Aspen. Goodwill impairment charges, recognized by the Company during the three months and nine months ended September 30, 2010 are estimated amounts which are subject to revision as more information becomes available. At September 30, 2010, the Company also tested its weight management reporting unit for possible impairment. The Company determined that the fair value of its weight management reporting unit exceeded its carrying value and the Company determined that the second step of goodwill impairment testing was not required for its weight management reporting unit.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intangible Assets

Total intangible assets at September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	September 30, 2010				December 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$20,960	$(4,061)	$16,899	20 years	$29,695	$(4,632)	$25,063
Accreditations	20 years	8,974	(1,738)	7,236	20 years	14,144	(2,219)	11,925
Curriculum	20 years	5,513	(1,068)	4,445	20 years	7,425	(1,159)	6,266
Government including Medicaid contracts	15 years	34,967	(10,879)	24,088	15 years	34,967	(9,131)	25,836
Managed care contracts	10 years	14,400	(6,720)	7,680	10 years	14,400	(5,640)	8,760
Managed care contracts	5 years	100	(60)	40	5 years	100	(45)	55
Core developed technology	5 years	2,704	(2,528)	176	5 years	2,704	(2,122)	582
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization		$87,770	$(27,206)	$60,564		$103,587	$(25,100)	$78,487

Intangible assets not subject to amortization:
Trademarks and trade names				173,078				174,821
Certificates of need				44,600				44,600
Regulatory licenses				37,501				37,501

Total intangible assets not subject to amortization				255,179				256,922

Total intangible assets				$315,743				$335,409

Intangible assets subject to amortization

The Company tests its long-lived assets for impairment whenever events and changes in circumstances indicate that the carrying value of certain of its assets may not be recoverable. The long-lived assets are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the discounted future cash flows from the assets tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair value of the asset is recorded. Fair value is determined using discounted cash flow methods. The Company’s analysis of its undiscounted cash flows requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived assets for impairment.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test the finite-lived intangible assets within its healthy living division for impairment. For the three months ended June 30, 2010, the Company recognized a non-cash impairment charge of $11.0 million related to the finite-lived intangible assets which was included in the condensed consolidated statements of operations as asset impairment.

In addition, during the three months ended June 30, 2010, the Company consolidated programs offered at two of its facilities within its healthy living division. As a result, the Company recognized anon-cash impairment charge of $1.3 million related to finite-lived intangible assets of one of the programs. These impairment charges are included in the condensed consolidated statements of operations as asset impairment.

The operations and enrollment of the Aspen programs within the Company’s healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, the Company has more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to negative results in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. This triggering event caused the Company to test the finite-lived intangible assets within its healthy living division for impairment. For the three months ended September 30, 2010, the Company recognized a non-cash impairment charge of $0.7 million related to impairment of finite-lived intangible assets which is included on the condensed consolidated statements of operations as asset impairment. For the nine months ended September 30, 2010, the Company had recognized non-cash impairment charges of $13.0 million related to the impairment of finite-lived intangible assets.

Total amortization expense of intangible assets subject to amortization was $1.5 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $5.0 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Estimated future amortization expense related to the amortizable intangible assets at September 30, 2010 is as follows (in thousands):

Fiscal Year
2010 (remaining three months)	$1,526
2011	5,605
2012	5,559
2013	5,543
2014	5,543
Thereafter	36,788

Total	$60,564

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

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. Accordingly, the Company determined that certain indefinite-lived intangible assets were impaired and recognized an impairment charge of $1.5 million during the three months ended June 30, 2010. Additionally, the Company recognized an impairment charge of $0.2 million due to the Company’s decision to consolidate programs offered at two of its facilities within its healthy living division. Charges related to impairment of indefinite-lived intangible assets are included in the Company’s condensed consolidated statements of operations as asset impairment.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The operations and enrollment of the Aspen programs within the Company’s healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, the Company has more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to negative results in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. Based on the results of a fair value assessment of the indefinite lived intangible assets at September 30, 2010, no impairment was recognized for them during the three months ended September 30, 2010.

7. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods.

During the three and nine months ended September 30, 2010, the Company’s tax expense (benefit) on continuing operations was $1.9 million and $(5.0) million respectively, representing effective tax rates of 8,777.3% and 10.0%, respectively. The overall effective tax rate on continuing operations differs from the U.S. federal statutory rate of 35% primarily due to certain discrete items discussed below and state income taxes. Without discrete items, the effective tax rate for the three and nine months ended September 30, 2010 for continuing operations is 43.3% and 42.4%, respectively.

During the nine months ended September 30, 2010, the discrete items primarily consisted of the following items:

(i)	The Company recorded $0.5 million tax benefit on the release of tax reserve related to transaction costs associated with 2006 Aspen acquisition as a result of the conclusion of an Internal Revenue Service tax audit for tax years of 2004 to 2006.

(ii)	Upon completion of the filing of the 2009 tax returns, the Company recorded a provision-to-return adjustment. The adjustment resulted in an aggregate increase to the income tax benefit of $0.8 million.

(iii)	The Company recognized aggregate impairment charges of $73.2 million. For tax purposes, $40.8 million of this impairment that was related to goodwill impairment, was non-deductible and affected the Company’s overall effective tax rate.

(iv)	The income tax benefit resulting from worthless stock loss related to investment in a legal subsidiary resulted in an income tax benefit of $1.4 million.

During the three and nine months ended September 30, 2009, the Company’s tax expense on continuing operations was $1.3 million and $1.5 million, respectively, representing an effective tax rate of (7.9)% and (11.4)%, respectively. The effective tax rate on continuing operations differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and several other discrete items.

The Company files its income tax returns in various jurisdictions, including United States federal and state filings, and United Kingdom and Canada filings. The Company’s income tax returns are currently under examination within certain state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, significant disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposure associated with its tax filing positions.

During the nine months ended September 30, 2010, the Company recognized a total of $73.2 million in impairments related to goodwill, intangible assets, and fixed assets. Of this amount, $32.4 million of impairments gave rise to approximately $12.2 million of income tax benefits in the form of reductions to deferred tax liabilities. All the impairment and the corresponding income tax effects are related to continuing operations.

During the nine months ended September 30, 2010, the Company elected to apply Section 172(b) (1) (H) under Rev. Proc. 2009-52 to extend the five-year carryback period for net operating losses related to 2009. As a result of this election, the Company expected to receive approximately $1.2 million as an income tax refund during the fourth quarter of 2010. In October 2010, the Company received the entire amount of this refund.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8. LONG-TERM DEBT

Long-term debt at September 30, 2010 and December 31, 2009 consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Term loan	$398,305	$405,649
Revolving line of credit	30,000	46,500
Senior subordinated notes, net of discount of $1,408 in 2010 and $1,606 in 2009	175,888	175,690
Seller notes	1,680	3,116
Note payable, leasehold improvement	96	121

Total debt	605,969	631,076
Less current portion	(1,471)	(8,814)

Long-term debt-less current portion	$604,498	$622,262

Interest expense on total debt was $10.7 million and $11.5 million for the three months ended September 30, 2010 and 2009, respectively, and $32.3 million and $35.3 million for the nine months ended September 30, 2010 and 2009, respectively.

9. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ending September 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of September 30, 2010, the Company had two outstanding interest rate derivatives with a combined $215.0 million notional amounts that were designated as cash flow hedges of interest rate risk. The first derivative (the “2006 Swap”) with a maturity date of March 31, 2011, converts $15.0 million of the Company’s floating-rate debt to fixed-rate debt at a rate of 4.99%. The second derivative (the “2008 Swap”) with a maturity date of June 30, 2011, converts $200.0 million of the Company’s floating-rate debt to fixed rate debt at a rate of 3.875%.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5.5 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments at September 30, 2010 and December 31, 2009 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$5,316	$8,659

Total derivatives designated as hedging instruments		$5,316	$8,659

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending September 30, 2010 and 2009 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Q3’10	Q3’09		Q3’10	Q3’09		Q3’10	Q3’09
Interest Rate Swaps	$(806)	$(2,140)	Interest expense	$(1,859)	$(1,997)	Interest expense	$—	$(170)

The table below presents the before-tax effect of the Company’s derivative financial instruments for the nine months ending September 30, 2010 and 2009 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Q3’10	Q3’09		Q3’10	Q3’09		Q3’10	Q3’09
Interest Rate Swaps	$(2,881)	$(2,726)	Interest expense	$(5,933)	$(5,138)	Interest expense	$(1)	$(591)

Credit-risk-related contingent features

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2010, the liability due to counterparties to the derivative agreements is $5.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk (“credit valuation adjustments”). As of September 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2010, it may be required to settle its obligations under the agreements at their termination value of $5.6 million. At September 30, 2010, the Company was in compliance with all agreements related to its debt and derivatives.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at September 30, 2010 and December 31, 2009. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

The following table presents the non-financial assets of healthy living division that were measured and recorded at fair value on a nonrecurring basis as of September 30, 2010 (in thousands):

	Nine Months Ended September 30, 2010		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Property and equipment	$5,822	$1,116	$—	$—	$1,116
Trademarks and tradenames	1,744	7,046	—	—	7,046
Accreditation	4,230	156	—	—	156
Referral network	7,145	263	—	—	263
Curricula	1,563	174	—	—	174
Goodwill	52,723	19,760	—	—	19,760

Total	$73,227	$28,515	$—	$—	$28,515

Fair Value of Financial Instruments

Financial instruments not measured on a recurring basis include cash, restricted cash, accounts receivable, accounts payable, loan program notes and long-term debt. With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$7,488	$5,542	$3,821	$3,872
Liabilities
Senior subordinated notes	$175,888	$169,392	$175,690	$156,570
Term loan	$398,305	$375,469	$405,649	$358,568

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Loan program notes are measured at their estimated fair market value measured primarily based on securitization market conditions for similar loans. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S. Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments on the Company’s term loans. For the nine months ended September 30, 2010, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of accumulated other comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net loss	$(4,476)	$(18,721)	$(48,069)	$(17,703)
Other comprehensive income:
Net change in unrealized gain (loss) on cash flow hedges (net of tax of $419 and ($31) in the three months ended September 30, 2010 and 2009, and $1,219 and $983 in the nine months ended September 30, 2010 and 2009)	634	(112)	1,832	1,428

Comprehensive loss	$(3,842)	$(18,833)	$(46,237)	$(16,275)

Comprehensive income attributable to noncontrolling interest	$—	$148	$—	$29

Comprehensive loss attributable to CRC Health Corporation	$(3,842)	$(18,981)	$(46,237)	$(16,304)

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

Loan Program Purchase Commitments - Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or clients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of its programs. During the three and nine months ended September 30, 2010, the Company was party to an agreement with an unrelated third party (“Lender”) to purchase certain amounts of Loan Program notes on a recurring basis. In accordance with the agreement, the Company can terminate the Loan Program at any time upon a 120 day advance notice of termination to the Lender.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company has an executory commitment to purchase, from the Lender, the notes that meet the predetermined Loan Program criteria not to exceed total loan pool investment amounts authorized by the Company’s board of directors. At September 30, 2010, the Company had Board of Director approval for a loan pool of up to $20.0 million. At September 30, 2010, the Company had purchased or was committed to purchase approximately $9.7 million in Loan Program notes with a weighted average interest rate of 6.9% and a maximum remaining amortization period of 20 years. Loan Program notes are recorded under other current assets and other assets on the Company’s condensed consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity.

13. STOCK-BASED COMPENSATION

Stock-based equity awards are made by the Group to certain employees of the Company. The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months and nine months ended September 30, the Company recognized stock-based compensation expense of $(0.7) million and $2.2 million in 2010, respectively, and $1.4 million and $4.2 million in 2009, respectively. The Company adjusts its estimates of expected equity awards forfeitures based upon its review of recent forfeiture activity and expected future employee turnover. The effect of forfeiture adjustments for the three months ended September 30, 2010 was a reduction in the stock compensation expense of $2.5 million. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit (expense) recognized in the condensed consolidated statement of operations for stock-based compensation expense for the three months and nine months ended September 30 was $(0.3) million and $0.9 million in 2010 and $0.5 million and $1.6 million in 2009, respectively.

During the nine months ended September 30, 2010, the Group granted 63,764 units, which represent 573,876 share options to purchase Class A common stock of the Group and 63,764 share options to purchase Class L common stock of the Group. At September 30, 2010 and 2009, the Company had 2,665,514 and 3,853,789 unvested option shares with per-share, weighted average grant date fair values of $4.72 and $5.28, respectively. Additionally, 410,782 option shares with a per-share weighted average grant date fair value of $5.26 vested during the nine months ended September 30, 2010.

Activity under the Group’s plans for the nine months ended September 30, 2010 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2009	6,888,776	$7.87		6.47
Granted	637,643	9.00	2.32	9.38
Exercised	(1,075)			—
Forfeited/cancelled/expired	(1,353,685)	5.90	4.96

Outstanding-September 30, 2010	6,171,659	$7.73		6.01

Exercisable-September 30, 2010	3,506,145	$6.45		5.53

Exercisable and expected to be exercisable	5,863,076	$7.73		6.01

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2010, the Company had $177.3 million aggregate principal amount of the 10.75% senior subordinated notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2010 and December 31, 2009, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2010 and 2009, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009.

Condensed Consolidating Balance Sheet as of September 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,130	$229	$—	$4,359
Restricted cash	715	—	—	—	715
Accounts receivable-net of allowance	—	34,219	278	—	34,497
Prepaid expenses	2,259	3,547	103	—	5,909
Other current assets	328	1,053	1	—	1,382
Deferred income taxes	6,470	—	—	—	6,470
Current assets of discontinued operations	—	3,189	—	—	3,189

Total current assets	9,772	46,138	611	—	56,521
PROPERTY AND EQUIPMENT-Net	8,313	113,586	1,204	—	123,103
GOODWILL	—	517,807	3,497	—	521,304
INTANGIBLE ASSETS-Net	—	315,743	—	—	315,743
OTHER ASSETS-Net	19,165	900	15	—	20,080
INVESTMENT IN SUBSIDIARIES	951,028	—	—	(951,028)	—

TOTAL ASSETS	$988,278	$994,174	$5,327	$(951,028)	$1,036,751

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,925	$1,433	$44	$—	$5,402
Accrued liabilities	14,079	14,799	795	—	29,673
Income tax payable	6,293	—	—	—	6,293
Current portion of long-term debt	—	1,471	—	—	1,471
Other current liabilities	8,809	14,038	1,238	—	24,085
Current liabilities of discontinued operations	—	2,180	—	—	2,180

Total current liabilities	33,106	33,921	2,077	—	69,104
LONG-TERM DEBT-Less current portion	604,192	306	—	—	604,498
OTHER LONG-TERM LIABILITIES	422	7,453	212	—	8,087
LIABILITIES OF DISCONTINUED OPERATIONS	—	4,504	—	—	4,504
DEFERRED INCOME TAXES	105,143	—	—	—	105,143

Total liabilities	742,863	46,184	2,289	—	791,336
EQUITY:
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	245,415	947,990	3,038	(951,028)	245,415

Total equity	245,415	947,990	3,038	(951,028)	245,415

TOTAL LIABILITIES AND EQUITY	$988,278	$994,174	$5,327	$(951,028)	$1,036,751

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$52	$111,353	$7,794	$—	$119,199
Management fee revenue	18,910	—	—	(18,910)	—

Total net revenue	18,962	111,353	7,794	(18,910)	119,199

OPERATING EXPENSES:
Salaries and benefits	4,505	48,374	1,925	—	54,804
Supplies, facilities and other operating costs	2,684	29,188	3,471	—	35,343
Provision for doubtful accounts	—	1,645	60	—	1,705
Depreciation and amortization	975	3,966	102	—	5,043
Asset impairment	—	2,495	—	—	2,495
Goodwill impairment	—	9,052	—	—	9,052
Management fee expense	—	17,498	1,412	(18,910)	—

Total operating expenses	8,164	112,218	6,970	(18,910)	108,442

OPERATING INCOME (LOSS)	10,798	(865)	824	—	10,757
INTEREST (EXPENSE) INCOME	(10,652)	512	(595)	—	(10,735)

INCOME (LOSS)FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	146	(353)	229	—	22
INCOME TAX EXPENSE (BENEFIT)	12,939	(31,285)	20,277	—	1,931

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(12,793)	30,932	(20,048)	—	(1,909)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($1,551)	—	(2,567)	—	—	(2,567)

NET (LOSS) INCOME	(12,793)	28,365	(20,048)	—	(4,476)
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES, NET OF TAX	8,317	—	—	(8,317)	—

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(4,476)	$28,365	$(20,048)	$(8,317)	$(4,476)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$60	$106,946	$6,078	$—	$113,084
Management fee revenue	18,605	—	—	(18,605)	—

Total net revenue	18,665	106,946	6,078	(18,605)	113,084

OPERATING EXPENSES:
Salaries and benefits	4,169	45,890	1,617	—	51,676
Supplies, facilities and other operating costs	2,207	26,676	2,803	—	31,686
Provision for doubtful accounts	1	1,511	39	—	1,551
Depreciation and amortization	846	4,675	123	—	5,644
Asset impairment	—	2,247	10	—	2,257
Goodwill impairment	—	24,919	—	—	24,919
Management fee expense	—	17,822	783	(18,605)	—

Total operating expenses	7,223	123,740	5,375	(18,605)	117,733

OPERATING INCOME (LOSS)	11,442	(16,794)	703	—	(4,649)
INTEREST EXPENSE	(11,407)	359	(471)	—	(11,519)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35	(16,435)	232	—	(16,168)
INCOME TAX EXPENSE (BENEFIT)	(3)	1,301	(18)	—	1,280

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	38	(17,736)	250	—	(17,448)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($715)	—	(1,273)	—	—	(1,273)

NET INCOME (LOSS)	38	(19,009)	250	—	(18,721)
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	70	78	—	148
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(18,907)	—	—	18,907	—

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(18,869)	$(19,079)	$172	$18,907	$(18,869)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$150	$324,759	$13,024	$—	$337,933
Management fee revenue	56,627	—	—	(56,627)	—

Total net revenue	56,777	324,759	13,024	(56,627)	337,933

OPERATING EXPENSES:
Salaries and benefits	14,814	142,823	4,904	—	162,541
Supplies, facilities and other operating costs	6,793	84,464	7,176	—	98,433
Provision for doubtful accounts	—	5,303	170	—	5,473
Depreciation and amortization	2,846	12,731	343	—	15,920
Asset impairment	—	20,267	237	—	20,504
Goodwill impairment	—	43,988	8,735	—	52,723
Management fee expense	—	54,005	2,622	(56,627)	—

Total operating expenses	24,453	363,581	24,187	(56,627)	355,594

OPERATING INCOME (LOSS)	32,324	(38,822)	(11,163)	—	(17,661)
INTEREST (EXPENSE) INCOME	(31,974)	777	(1,054)	—	(32,251)
OTHER EXPENSE	—	(88)	—	—	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	350	(38,133)	(12,217)	—	(50,000)
INCOME TAX EXPENSE (BENEFIT)	35	(3,817)	(1,223)	—	(5,005)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	315	(34,316)	(10,994)	—	(44,995)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($1,865)	—	(3,074)	—	—	(3,074)

NET INCOME (LOSS)	315	(37,390)	(10,994)	—	(48,069)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(48,384)	—	—	48,384	—

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(48,069)	$(37,390)	$(10,994)	$48,384	$(48,069)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$186	$313,486	$11,183	$—	$324,855
Management fee revenue	59,073	—	—	(59,073)	—

Total net revenue	59,259	313,486	11,183	(59,073)	324,855

OPERATING EXPENSES:
Salaries and benefits	15,199	141,748	4,469	—	161,416
Supplies, facilities and other operating costs	6,123	80,205	6,469	—	92,797
Provision for doubtful accounts	2	4,439	122	—	4,563
Depreciation and amortization	2,590	13,934	371	—	16,895
Asset impairment	—	2,247	10	—	2,257
Goodwill impairment	—	24,919	—	—	24,919
Management fee expense	—	59,049	24	(59,073)	—

Total operating expenses	23,914	326,541	11,465	(59,073)	302,847

OPERATING INCOME (LOSS)	35,345	(13,055)	(282)	—	22,008
INTEREST EXPENSE	(34,972)	558	(924)	—	(35,338)
OTHER EXPENSE	(82)	—	—	—	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	291	(12,497)	(1,206)	—	(13,412)
INCOME TAX (BENEFIT) EXPENSE	(33)	1,423	137	—	1,527

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	324	(13,920)	(1,343)	—	(14,939)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($1,554)	—	(2,764)	—	—	(2,764)

NET INCOME (LOSS)	324	(16,684)	(1,343)	—	(17,703)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	85	(56)	—	29
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(18,056)	—	—	18,056	—

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(17,732)	$(16,769)	$(1,287)	$18,056	$(17,732)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,874)	$42,622	$(141)	$—	$39,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,787)	(10,805)	(86)	—	(14,678)
Proceeds from sale of property and equipment	—	41	—	—	41
Acquisition of business, net of cash acquired	(86)	—	—	—	(86)

Net cash used in investing activities	(3,873)	(10,764)	(86)	—	(14,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	30,583	(30,802)	219	—	—
Capital contributed from Parent	8	—	—	—	8
Borrowings under revolving line of credit	13,500	—	—	—	13,500
Repayments under revolving line of credit	(30,000)	—	—	—	(30,000)
Repayments of term loan and seller notes	(7,344)	(1,671)	—	—	(9,015)

Net cash provided by (used in) financing activities	6,747	(32,473)	219	—	(25,507)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(615)	(8)	—	(623)
CASH AND CASH EQUIVALENTS Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS End of period	$—	$4,130	$229	$—	$4,359

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$2,583	$27,597	$(621)	$—	$29,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment-net	(1,729)	(5,446)	(77)	—	(7,252)
Proceeds from sale of property and equipment	110	31	—	—	141
Proceeds from sale of discontinued operations	—	475	—	—	475
Acquisition adjustments	(59)	—	—	—	(59)
Payments made under earnout arrangements	—	(200)	—	—	(200)

Net cash used in investing activities	(1,678)	(5,140)	(77)	—	(6,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	17,835	(19,117)	1,282	—	—
Capital distributed to Parent	(221)	—	—	—	(221)
Capitalized financing costs	(117)	—	—	—	(117)
Noncontrolling interest buyout	(89)	—	—	—	(89)
Repayments of capital lease obligations	—	(10)	—	—	(10)
Borrowings under revolver line of credit	9,000	—	—	—	9,000
Repayments under revolver line of credit	(22,000)	—	—	—	(22,000)
Repayments of term loan and seller notes	(5,313)	—	—	—	(5,313)

Net cash (used in) provided by financing activities	(905)	(19,127)	1,282	—	(18,750)

INCREASE IN CASH AND CASH EQUIVALENTS	—	3,330	584	—	3,914
CASH AND CASH EQUIVALENTS-Beginning of period	—	2,251	289	—	2,540

CASH AND CASH EQUIVALENTS-End of period	$—	$5,581	$873	$—	$6,454

15. RESTRUCTURING

During the three months and nine months ended September 30, 2010, the Company continued its activity under the FY08 plan related to employee severance payments and long-term lease commitments resulting from prior period employee terminations and facility closures.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of restructuring activity under the FY08 Plan, including facilities classified as discontinued operations, is shown in the table below (in thousands):

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
Restructuring reserve at December 31, 2009	$—	$—	$—
Recovery division	19	2,107	2,126
Healthy living division	592	875	1,467
Corporate	—	—	—

Total restructuring reserve at December 31, 2009	$611	$2,982	$3,593

Expenses
Recovery division	3	533	536
Healthy living division	(19)	3,826	3,807
Corporate	—	—	—

Total expenses	(16)	4,359	4,343
Cash payments
Recovery division	(3)	(514)	(517)
Healthy living division	(432)	(470)	(902)
Corporate	—	—	—

Total cash payments	(435)	(984)	(1,419)
Restructuring reserve at September 30, 2010
Recovery division	19	2,126	2,145
Healthy living division	141	4,231	4,372
Corporate	—	—	—

Total restructuring reserve at September 30, 2010	$160	$6,357	$6,517

During the three months ended September 30, 2010, the Company recorded $3.7 million related to remaining lease costs for one of its facilities which the Company determined had no future benefit.

16. DISCONTINUED OPERATIONS

At September 30, 2010, the Company had closed or sold an aggregate of 15 facilities under discontinued operations compared to 13 facilities at September 30, 2009.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net revenue	$70	$2,248	$164	$9,284
Operating expenses	4,187	3,329	5,098	11,246
Asset impairment	—	886	—	2,303
Interest expense	1	2	5	7
Loss on disposals	—	19	—	46
Loss before income taxes	(4,118)	(1,988)	(4,939)	(4,318)
Tax benefit	(1,551)	(715)	(1,865)	(1,554)

Loss from discontinued operations	$(2,567)	$(1,273)	$(3,074)	$(2,764)

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

A summary of the Company’s reportable segments are as follows:

Recovery - The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2010, the recovery segment operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states.

Healthy Living - The healthy living segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Its offerings include boarding schools, experiential outdoor education programs and summer camps as well as weight management and eating disorder services. Weight management and eating disorder services within the healthy living segment provide adult and adolescent treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs.

As of September 30, 2010, the healthy living segment operates 24 adolescent and young adult programs in 8 states which provide a wide variety of therapeutic educational programs for underachieving young people. The healthy living segment also operates 17 weight management facilities. These facilities are located in 8 states in the United States (15 facilities), in the United Kingdom (1 facility), and in Canada (1 facility), with a focus on providing treatment services for eating disorders and weight management.

Corporate - In addition to the two reportable segments as described above, the Company has activities classified as corporate which represent revenue and expenses associated with eGetgoing, an online internet treatment option, certain corporate-level operating general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support), and stock-based compensation expense that are not allocated to the segments.

Major Customers - No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information - The Company’s business operations are primarily in the United States.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net revenue:
Recovery division	$83,267	$78,531	$246,387	$231,980
Healthy living division	35,880	34,493	91,396	92,689
Corporate	52	60	150	186

Total consolidated net revenue	$119,199	$113,084	$337,933	$324,855

Operating expenses:
Recovery division	$55,633	$52,751	$163,827	$159,939
Healthy living division (1)	44,645	57,746	167,315	118,913
Corporate	8,164	7,236	24,452	23,995

Total consolidated operating expenses	$108,442	$117,733	$355,594	$302,847

Operating income (loss):
Recovery division	$27,634	$25,780	$82,560	$72,041
Healthy living division	(8,765)	(23,253)	(75,919)	(26,224)
Corporate	(8,112)	(7,176)	(24,302)	(23,809)

Total consolidated operating income (loss)	10,757	(4,649)	(17,661)	22,008
Interest expense	(10,735)	(11,519)	(32,251)	(35,338)
Other expense	—	—	(88)	(82)

Total consolidated income (loss) from continuing operations before income taxes	$22	$(16,168)	$(50,000)	$(13,412)

Capital expenditures:
Recovery division	$3,424	$1,515	$8,864	$3,856
Healthy living division	796	593	2,027	1,667
Corporate	1,560	489	3,787	1,729

Total consolidated capital expenditures	$5,780	$2,597	$14,678	$7,252

			September 30, 2010	December 31, 2009
Total assets (2):
Recovery division			$900,382	$897,239
Healthy living division			94,881	171,580
Corporate			41,488	39,515

Total consolidated assets			$1,036,751	$1,108,334

(1)	Healthy living division operating expenses for the three months and nine months ended September 30, 2010 include $2.5 million and $20.5 million, respectively, of asset impairment and $9.1 million and $52.7 million, respectively, of goodwill impairment.
(2)	Includes amounts related to discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have two operating segments: recovery division and healthy living division. As of September 30, 2010, our recovery division, which operates 31 inpatient, 15 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of September 30, 2010, our healthy living division, which operates 24 adolescent and young adult programs in 8 states, provides a wide variety of therapeutic educational programs for underachieving young people. The healthy living segment also operates 17 weight management facilities. These facilities are located in 8 states in the United States (15 facilities), in the United Kingdom (1 facility), and in Canada (1 facility), with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fee revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended September 30, 2010 and 2009, we generated 79.4% and 80.2% of our net revenue from non-governmental sources, including 61.0% and 65.1% from self payors, respectively, and 18.4% and 15.1% from commercial payors, respectively. During the nine months ended September 30, 2010 and 2009, we generated 80.9% and 80.7% of our net revenue from non-governmental sources, including 62.5% and 65.0% from self payors, respectively, and 18.4% and 15.7% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

The operations and enrollment of the Aspen programs within our healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, we have more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, we reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to negative results in these areas, we further lowered our view of forecasted future cash flows for the Aspen programs within our healthy living division. As a result, for the three months ended September 30, 2010, we recognized non-cash charges related to goodwill impairment and asset impairment for Aspen in the amount of $9.1 million and $2.5 million, respectively. For the nine months ended September 30, 2010, we had recognized non-cash charges related to goodwill and asset impairment of $52.7 million and $20.5 million, respectively, for the healthy living division including Aspen.

During the three and nine months ended September 30, 2010, our consolidated net revenue increased by $6.1 million and $13.1 million, or 5.4% and 4.0%, respectively, when compared to the comparable periods in 2009. Our consolidated operating expenses decreased $9.3 million, or 7.9% during the three months ended September 30, 2010, and increased $52.7 million, or 17.4% during the nine months ended September 30, 2010, when compared to the same periods in 2009. The decrease in our consolidated operating expenses during the three months ended September 30, 2010 is primarily due to lower non-cash goodwill impairment charges. The increase in our consolidated operating expenses during the nine months ended September 30, 2010 is primarily due to higher non-cash charges related to goodwill impairment and asset impairment recognized during 2010. During the three and nine months ended September 30, 2010, our consolidated same-facility net revenue increased by $6.7 million and $14.3 million, or 5.9% and 4.4%, respectively, when compared to the comparable periods in 2009. On a consolidated basis, same-facility operating expenses increased $4.0 million and $23.5 million, or 5.2% and 10.4%, respectively, during the three and nine months ended September 30, 2010. The increase in our consolidated same-facility operating expenses during the three months ended September 30, 2010 is primarily due to higher salaries and benefits and higher non-cash goodwill impairment. The increase in our consolidated same-facility operating expenses during the nine months ended September 30, 2010 is primarily due to higher non-cash goodwill impairment and asset impairment. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three and nine months ended September 30, 2010 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 in our Annual Report on Form 10-K.

Recently Adopted Accounting Guidance

During the quarter ended March 31, 2010, we adopted updated authoritative guidance which amends and enhances disclosures about fair value measurements. The updated guidance requires the addition of new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In August 2010, the Financial Accounting Standards Board (FASB) issued updated authoritative guidance which clarifies that health care entities should not net insurance recoveries against a related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010. A cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying the amendments in this guidance. Retrospective application and early adoption is permitted. The adoption of the guidance will not have a material impact on our consolidated financial statements.

In August 2010, the FASB issued updated authoritative guidance which requires that health care entities use costs as a measurement basis for charity care disclosures and that they identify those costs as the direct and indirect costs of providing the charity care. The guidance also requires disclosure of the method used to identify the costs. The guidance is effective for fiscal years beginning after December 15, 2010. Retrospective application and early adoption is permitted. The adoption of the guidance will not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued updated authoritative guidance which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for us during the first interim or annual reporting periods ending on or after December 15, 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The adoption of the new disclosure requirements will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table presents our results of operations by segment for the three months ended September 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Three Months Ended September 30, Total Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$83,267	$78,531	$4,736	6.0%
Healthy living division	35,880	34,493	1,387	4.0%
Corporate	52	60	(8)	(13.3)%

Total net revenue	119,199	113,084	6,115	5.4%
Operating expenses:
Recovery division	55,633	52,751	2,882	5.5%
Healthy living division (1)	44,645	57,746	(13,101)	(22.7)%
Corporate	8,164	7,236	928	12.8%

Total operating expenses	108,442	117,733	(9,291)	(7.9)%
Operating income (loss):
Recovery division	27,634	25,780	1,854	7.2%
Healthy living division	(8,765)	(23,253)	14,488	62.3%
Corporate	(8,112)	(7,176)	(936)	(13.0)%

Total operating income (loss)	10,757	(4,649)	15,406	331.4%
Interest expense	(10,735)	(11,519)	784	(6.8)%

Income (loss) from continuing operations before income taxes	22	(16,168)	16,190	100.1%
Income tax (benefit) expense	1,931	1,280	651	50.9%

Loss from continuing operations, net of tax	(1,909)	(17,448)	15,539	89.1%
Loss from discontinued operations, (net of tax benefit of ($1,551) and ($715) in the three months ended September 30, 2010 and 2009, respectively)	(2,567)	(1,273)	(1,294)	(101.6)%

Net loss	(4,476)	(18,721)	14,245	76.1%
Less: Net income attributable to the noncontrolling interest	—	148	(148)	(100.0)%

Net loss attributable to CRC Health Corporation	$(4,476)	$(18,869)	$14,393	76.3%

(1)	Healthy living division operating expenses for the three months ended September 30, 2010 and 2009 include $2.5 million and $2.3 million, respectively, of asset impairment and $9.1 million and $24.9 million, respectively, of goodwill impairment.

The following table compares key total facility statistics for the three months ended September 30, 2010 and the three months ended September 30, 2009:

	Three Months Ended September 30, Total Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$53,030	$50,109	5.8%
Patient Days	148,950	142,125	4.8%
Net revenue per patient day	$356.03	$352.57	1.0%
CTCs
Revenue (in thousands)	$30,237	$28,422	6.4%
Patient Days	2,440,003	2,382,576	2.4%
Net revenue per patient day	$12.39	$11.93	3.9%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$15,593	$16,638	(6.3)%
Patient Days	60,456	64,340	(6.0)%
Net revenue per patient day	$257.87	$258.58	(0.3)%
Outdoor programs
Revenue (in thousands)	$8,984	$8,390	7.1%
Patient Days	20,464	18,866	8.5%
Net revenue per patient day	$438.96	$444.68	(1.3)%
Weight management programs
Revenue (in thousands)	$11,303	$9,459	19.5%
Patient Days	45,375	36,671	23.7%
Net revenue per patient day	$249.09	$257.93	(3.4)%

Consolidated net revenue increased $6.1 million, or 5.4%, to $119.2 million for the three months ended September 30, 2010 from $113.1 million for the three months ended September 30, 2009. Of the total net revenue increase, the recovery division contributed an increase of $4.7 million and the healthy living division contributed an increase of $1.4 million. The $4.7 million, or 6.0%, increase within the recovery division was driven by increases of $2.9 million and $1.8 million within residential and CTC facilities, respectively. The $1.4 million, or 4.0%, increase within the healthy living division was driven by increases of $1.9 million and $0.6 million within weight management and outdoor programs, respectively, offset by a decrease of $1.0 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses decreased $9.3 million, or 7.9%, to $108.4 million for the three months ended September 30, 2010 from $117.7 million in the same period of 2009. The $9.3 million decrease in operating expenses was primarily driven by the lower non-cash goodwill impairment of $9.1 million during the three months ended September 30, 2010 compared to $24.9 million during the same period in 2009 within the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $6.3 million, or 7.0%, over the same period of 2009. Of the $6.3 million increase, the recovery division, the healthy living division and corporate contributed an increase of $2.9 million, $2.5 million and $0.9 million, respectively.

Our consolidated operating margin was 9.0% in the three months ended September 30, 2010 compared to (4.1)% in the same period of 2009. The increase in operating margin resulted from an increase in revenues and lower non-cash goodwill impairment. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 18.7% in the three months ended September 30, 2010 compared to 19.9% in the same period of 2009. Recovery division margins for the three months ended September 30, 2010 were 33.2% compared to 32.8% in the same period of 2009. Healthy living division operating margin increased to (24.4)% for the three months ended September 30, 2010 compared to operating margin of (67.4)% in the same period of 2009. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was 7.8% for the three months ended September 30, 2010 compared to 11.4% in the same period of 2009.

For the three months ended September 30, 2010, consolidated net loss from continuing operations decreased by $15.5 million over the same period of 2009 resulting in a loss from continuing operations, net of tax, of $1.9 million compared to $17.4 million in the same period of 2009. The decrease in loss from continuing operations in 2010 compared to 2009 is primarily driven by a decrease in non-cash goodwill impairment charges of $15.9 million and an increase in revenues of $6.1 million offset by increases in other operating expenses of $6.5 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the three months ended September 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Three Months Ended September 30, Same Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$83,267	$78,531	$4,736	6.0%
Healthy living division	35,699	33,778	1,921	5.7%

Total net revenue	118,966	112,309	6,657	5.9%
Operating expenses:
Recovery division	50,587	48,069	2,518	5.2%
Healthy living division (1)	31,067	29,538	1,529	5.2%

Total operating expenses	81,654	77,607	4,047	5.2%
Operating income:
Recovery division	32,680	30,462	2,218	7.3%
Healthy living division	4,632	4,240	392	9.2%

Operating income	$37,312	$34,702	$2,610	7.5%

(1)	Healthy living division operating expenses for the three months ended September 30, 2010 and 2009 include $1.4 million and $2.3 million of asset impairment, respectively.

The following table compares key same facility statistics for the three months ended September 30, 2010 and the three months ended September 30, 2009:

	Three Months Ended September 30, Same Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$53,030	$50,109	5.8%
Patient Days	148,950	142,125	4.8%
Net revenue per patient day	$356.03	$352.57	1.0%
CTCs
Revenue (in thousands)	$30,237	$28,422	6.4%
Patient Days	2,440,003	2,382,576	2.4%
Net revenue per patient day	$12.39	$11.93	3.9%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$15,411	$15,932	(3.3)%
Patient Days	59,623	60,960	(2.2)%
Net revenue per patient day	$258.41	$261.33	(1.1)%
Outdoor programs
Revenue (in thousands)	$8,984	$8,390	7.1%
Patient Days	20,464	18,866	8.5%
Net revenue per patient day	$438.96	$444.68	(1.3)%
Weight management programs
Revenue (in thousands)	$11,303	$9,457	19.5%
Patient Days	45,375	36,671	23.7%
Net revenue per patient day	$249.09	$257.88	(3.4)%

On a same-facility basis, recovery division net revenue increased $4.7 million, or 6.0%, to $83.3 million for the three months ended September 30, 2010 from $78.5 million in the same period of 2009. The same-facility increases were due to increases of $2.9 million and $1.8 million within the residential and CTC facilities, respectively. Healthy living division same-facility revenue increased $1.9 million or 5.7% to $35.7 million for the three months ended September 30, 2010 from $33.8 million in the same period of 2009. The same-facility revenue increase within the healthy living division was driven by increases of $1.9 million and $0.6 million within weight management and outdoor programs, respectively, offset by a decrease of $0.5 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $2.5 million driven by an increase of $1.9 million in residential facilities and an increase of $0.6 million in CTCs compared to the same period of 2009. Healthy living division same-facility operating expenses increased $1.5 million due to increases in supplies, facilities and other costs of $1.9 million and salaries and benefits of $1.1 million offset by decreases of $0.6 million and $0.9 million in depreciation and amortization and asset impairments, respectively.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table presents our results of operations by segment for the nine months ended September 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Nine Months Ended September 30, Total Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$246,387	$231,980	$14,407	6.2%
Healthy living division	91,396	92,689	(1,293)	(1.4)%
Corporate	150	186	(36)	(19.4)%

Total net revenue	337,933	324,855	13,078	4.0%
Operating expenses:
Recovery division	163,827	159,939	3,888	2.4%
Healthy living division	167,315	118,913	48,402	40.7%
Corporate	24,452	23,995	457	1.9%

Total operating expenses	355,594	302,847	52,747	17.4%
Operating income (loss):
Recovery division	82,560	72,041	10,519	14.6%
Healthy living division (1)	(75,919)	(26,224)	(49,695)	(189.5)%
Corporate	(24,302)	(23,809)	(493)	(2.1)%

Operating (loss) income	(17,661)	22,008	(39,669)	(180.2)%
Interest expense	(32,251)	(35,338)	3,087	(8.7)%
Other expense	(88)	(82)	(6)	7.3%

Loss from continuing operations before income taxes	(50,000)	(13,412)	(36,588)	(272.8)%
Income tax (benefit) expense	(5,005)	1,527	(6,532)	(427.8)%

Loss from continuing operations, net of tax	(44,995)	(14,939)	(30,056)	(201.2)%
Loss from discontinued operations, (net of tax benefit of ($1,865) and ($1,554) in the nine months ended September 30, 2010 and 2009, respectively)	(3,074)	(2,764)	(310)	(11.2)%

Net loss	(48,069)	(17,703)	(30,366)	(171.5)%
Less: Net income attributable to the noncontrolling interest	—	29	(29)	(100)%

Net loss attributable to CRC Health Corporation	$(48,069)	$(17,732)	$(30,337)	(171.1)%

(1)	Healthy living division operating expenses for the nine months ended September 30, 2010 and 2009 include $20.5 million and $2.3 million, respectively of asset impairment and $52.7 million and $24.9 million, respectively of goodwill impairment.

The following table compares key total facility statistics for the nine months ended September 30, 2010 and the nine months ended September 30, 2009:

	Nine Months Ended September 30, Total Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$157,699	$148,103	6.5%
Patient Days	434,344	416,355	4.3%
Net revenue per patient day	$363.07	$355.71	2.1%
CTCs
Revenue (in thousands)	$88,688	$83,878	5.7%
Patient Days	7,195,258	7,041,552	2.2%
Net revenue per patient day	$12.33	$11.91	3.5%
Healthy Living Division
Residential facilities
Revenue (in thousands)	$47,032	$51,392	(8.5)%
Patient Days	188,431	201,403	(6.4)%
Net revenue per patient day	$249.55	$255.17	(2.2)%
Outdoor programs
Revenue (in thousands)	$20,651	$20,872	(1.1)%
Patient Days	47,269	45,446	4.0%
Net revenue per patient day	$436.82	$459.25	(4.9)%
Weight management programs
Revenue (in thousands)	$23,696	$20,396	16.2%
Patient Days	84,190	70,901	18.7%
Net revenue per patient day	$281.45	$287.67	(2.2)%

Consolidated net revenue increased $13.1 million, or 4.0%, to $337.9 million for the nine months ended September 30, 2010 from $324.9 million for the nine months ended September 30, 2009. Of the total net revenue increase, the recovery division contributed an increase of $14.4 million which was partially offset by a decrease within the healthy living division of $1.3 million. The $14.4 million, or 6.2%, increase within the recovery division was driven by increases of $9.5 million and $4.8 million within residential facilities and CTCs, respectively. The $1.3 million, or 1.4%, decrease within the healthy living division was driven by decreases of $4.4 million and $0.2 million within residential facilities and outdoor facilities, respectively, offset by an increase of $3.3 million in weight management programs.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses increased $52.7 million, or 17.4%, to $355.6 million for the nine months ended September 30, 2010 from $302.8 million in the same period of 2009. The $52.7 million increase in operating expenses was primarily driven by increases in non-cash goodwill and asset impairment charges of $27.8 million and $18.2 million, respectively, within the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $6.7 million or 2.4% over the same period of 2009.

Our consolidated operating margin was (5.2)% during the nine months ended September 30, 2010 compared to 6.8% during the same period of 2009. The decrease in operating margin resulted from non-cash goodwill and asset impairment charges in the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 16.4% in the nine months ended September 30, 2010 compared to 15.1% in the same period of 2009. Recovery division margins for the nine months ended September 30, 2010 were 33.5% compared to 31.1% in the prior year period. Healthy living division operating margin decreased to (83.1)% for the nine months ended September 30, 2010 compared to operating margin of (28.3)% in the same period of 2009. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was (2.9)% for the nine months ended September 30, 2010 compared to 1.0% in the same period of 2009.

For the nine months ended September 30, 2010, consolidated net loss from continuing operations increased by $30.1 million over the prior year period to $45.0 million from $14.9 million in the same period of 2009. The increase in loss from continuing operations in 2010 compared to 2009 is primarily driven by an increase in non-cash goodwill and asset impairment charges of $27.8 million and $18.2 million, respectively, offset by an increase in revenue of $13.1 million, an increase in tax benefit of $6.5 million and decrease of $3.1 million in interest expense.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the nine months ended September 30, 2010 and 2009 (numbers in thousands, except for percentages).

	Nine Months Ended September 30, Same Facility
Statement of Income Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$246,387	$231,981	$14,406	6.2%
Healthy living division	89,924	90,004	(80)	(0.1)%

Total net revenue	336,311	321,985	14,326	4.4%
Operating expenses:
Recovery division	148,387	143,839	4,548	3.2%
Healthy living division (1)	100,041	81,102	18,939	23.4%

Total operating expenses	248,428	224,941	23,487	10.4%
Operating income (loss):
Recovery division	98,000	88,142	9,858	11.2%
Healthy living division	(10,117)	8,902	(19,019)	(213.6)%

Operating income	$87,883	$97,044	$(9,161)	(9.4)%

(1)	Healthy living division operating expenses for the nine months ended September 30, 2010 and 2009 include $17.8 million and $2.3 million of asset impairment, respectively.

The following table compares key same facility statistics for the nine months ended September 30, 2010 and the nine months ended September 30, 2009:

	Nine Months Ended September 30, Same Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$157,699	$148,103	6.5%
Patient Days	434,344	416,355	4.3%
Net revenue per patient day	$363.07	$355.71	2.1%
CTCs
Revenue (in thousands)	$88,688	$83,878	5.7%
Patient Days	7,195,258	7,041,552	2.2%
Net revenue per patient day	$12.33	$11.91	3.5%
Healthy Living Division
Residential facilities
Revenue (in thousands)	$45,577	$48,807	(6.6)%
Patient Days	181,920	188,958	(3.7)%
Net revenue per patient day	$250.48	$258.29	(3.0)%
Outdoor programs
Revenue (in thousands)	$20,651	$20,872	(1.1)%
Patient Days	47,269	45,446	4.0%
Net revenue per patient day	$436.82	$459.25	(4.9)%
Weight management programs
Revenue (in thousands)	$23,696	$20,326	16.6%
Patient Days	84,190	70,901	18.7%
Net revenue per patient day	$281.45	$286.68	(1.8)%

On a same-facility basis, recovery division net revenue increased $14.4 million, or 6.2%, to $246.4 million from $232.0 million in the same period of 2009. This was due to increase in revenues of $9.5 million and $4.8 million within residential facilities and CTCs, respectively. Healthy living division same-facility revenue decreased $0.1 million, or 0.1%, to $89.9 million from $90.0 million in the same period of 2009. This was due to decrease in revenue of $3.2 million and $0.2 million within the residential facilities and outdoor programs, offset by increase in revenue of $2.9 million and $0.5 million within the weight management and eating disorders programs.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $4.5 million due to an increase of $3.5 million and $1.0 million within residential facilities and CTCs, respectively. Healthy living division same-facility operating expenses increased $18.9 million due to higher asset impairment of $15.6 million. The remaining increase is mainly due to increase in supplies, facilities and other costs, and salary and benefits of $3.1 million and $1.3 million, respectively, offset by decrease in depreciation and amortization of $1.1 million.

Working Capital

Working capital is defined as total current assets, including cash and cash equivalents, less total current liabilities, including the current portion of long-term debt.

We had negative working capital of $12.6 million at September 30, 2010 compared to negative working capital of $15.3 million at December 31, 2009. The increase of $2.7 million in working capital was attributable to a reduction in the current portion of long-term debt of $7.3 million due to a prepayment in 2010, an increase in accounts receivable of $2.9 million, a decrease in the interest rate swap liability of $3.4 million, a decrease in accrued interest of $4.6 million and a decrease of accrued expenses of $1.2 million. These were offset by an increase in accounts payable of $2.4 million related to payment timing; an increase of deferred revenue of $1.7 million; an increase of accrued payroll of $5.7 million related primarily to timing and a net increase in taxes payable of $6.3 million.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$39,607	$29,559
Net cash used in investing activities	(14,723)	(6,895)
Net cash used in financing activities	(25,507)	(18,750)

Net (decrease) increase in cash	$(623)	$3,914

Cash provided by operating activities was $39.6 million for the nine months ended September 30, 2010 compared to cash provided by operating activities of $29.6 million during the same period of 2009. The increase of $10.0 million in cash flows from operating was primarily the result of cash provided by improved operating results offset by an increase of $1.2 million in loan program note purchases.

Cash used in investing activities was $14.7 million for the nine months ended September 30, 2010 compared to $6.9 million in the same period of 2009. The increase in cash used in investing activities primarily relates to an increase in the additions of property and equipment during the nine months ended September 30, 2010 compared to September 30, 2009.

Cash used in financing activities was $25.5 million for the nine months ended September 30, 2010 compared to cash used in financing activities of $18.8 million for the same period of 2009. The increase in cash used in financing activities is primarily due to an increase of $3.7 million in repayment of the term loan and seller notes and the increase of $3.5 million in the net repayments of the revolving line of credit, offset by $0.5 million decrease in other financing activities.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of September 30, 2010, our senior secured credit facility was comprised of a $398.3 million senior secured term loan facility and a $100.0 million revolving credit facility. At September 30, 2010, the revolving credit facility had $60.1 million available for borrowing, $30.0 million outstanding and classified on our balance sheet as long term debt, and $9.9 million of letters of credit issued and outstanding. At September 30, 2010, we had $177.3 million in aggregate principal amount of 10.75% senior subordinated notes due 2016. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of September 30, 2010, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, our exposure to market risk has not changed materially since December 31, 2009.

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

As of September 30, 2010, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

The Exhibit Index beginning on page 42 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010

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