Form 10-K
period 2010-12-31
CRC Health CORP
filed 2011-03-30
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of March 30, 2011 was 1,000.

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

Overview

We are a leading provider of substance abuse treatment services and youth treatment services in the United States. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders. We deliver our services through our two divisions, our recovery division and our healthy living division. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our healthy living division provides therapeutic educational programs for underachieving young people through residential schools and wilderness programs. Our healthy living division also provides treatment services through its adolescent and adult weight management programs and its eating disorder facilities. As of December 31, 2010, our recovery division operated 104 treatment facilities in 21 states and treated approximately 28,000 patients per day, which we believe makes us the largest and most geographically diversified for-profit provider of substance abuse treatment. As of December 31, 2010, our healthy living division operated 42 programs in 14 states and two foreign countries. During the 2010 calendar year, the healthy living division enrolled approximately 4,800 students.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

Industry Overview

Addiction Disorders

Addiction is a chronic disease that adversely affects the lives of millions of Americans. One of the most common and serious addictions is substance abuse, which encompasses the abuse of alcohol and drugs. Without treatment, substance abuse can lead to depression, problems at home or work, and in some cases, physical injury or death. In 2003, expenditures for treatment of substance abuse in the United States totaled $21.0 billion and is projected to increase to $35.0 billion in 2014 (U.S. Department of Health and Human Services). In 2008, 23.1 million persons aged 12 or older needed treatment for an illicit drug or alcohol abuse problem (9.2% of persons aged 12 or older in the U.S.). Of these, 2.3 million (9.9% of those who needed treatment) received treatment at a specialty facility. Thus, 20.8 million persons (8.3% of the population aged 12 or older) needed treatment for an illicit drug or alcohol use problem but did not receive treatment at a specialty substance abuse facility in 2008 (2008 National Survey on Drug and Health sponsored by the Substance Abuse and Mental Health Services Administration). Furthermore, there is increasing recognition by private and public payors that failure to deliver early treatment for substance abuse and other behavioral issues generally results in higher acute-care hospital costs and can compound the negative effects of these issues over time. Treatment providers for the large and growing behavioral healthcare market, at both the adult and adolescent levels, are highly fragmented, with services to the adult population provided by almost 14,000 facilities of which only 29% are operated by for-profit organizations (2007 National Survey on Substance Abuse Treatment Services sponsored by the Substance Abuse and Mental Health Services Administration), and with services to the adolescent population provided primarily by single-site competitors and a handful of competitors of significantly lesser size. Due in part to the regulatory and land use hurdles of opening new substance abuse treatment facilities, we believe that supply of residential substance abuse treatment and therapeutic education services is constrained in the United States as evidenced by high industry-wide utilization rates.

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

Adolescent Behavioral Disorders

According to the 2008 National Survey on Drug Use and Health (NSDUH), in 2005 and 2006, an estimated 8.7 million (34.5%) youths aged 12 to 17 reported that they engaged in at least one delinquent behavior in the past year, and from the 2008 NSDUH report “Major Depressive Episode among Youths Aged 12 to 17 in the U.S.: 2004 to 2006”, approximately 2.1 million adolescents, or 8.5% of the population had at least one major depressive episode. While the majority of adolescents successfully cope with these issues on their own, there are a growing number of adolescents who need help and support to successfully transition to a productive adulthood. Other developmental challenges faced by adolescents include learning disabilities, such as attention deficit hyperactivity disorder and obesity. According to the National Resource Center on Attention Deficit Hyperactivity Disorder, this condition affects 3% to 7% of school-age children, who in relation to their peers have higher rates of psychiatric and behavioral disorders. The National Health and Nutrition Examination Survey reports that approximately 16% of the population between the ages of 6 and 19 are overweight.

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

Recovery division

Our recovery division provides treatment services both on an inpatient and outpatient basis to patients suffering from chronic addiction diseases and related behavioral disorders. We operated 30 inpatient facilities and 20 outpatient and 54 comprehensive treatment clinics in 21 states as of December 31, 2010. The majority of our treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders and emotional trauma.

All of our treatment facilities and clinics are accredited by either the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) or Commission on Accreditation of Rehabilitation Facilities (“CARF”), making them eligible for reimbursement by third party payors, with the exception of portions of Sober Living by the Sea and our four State of Washington treatment clinics. Our State of Washington treatment clinics are accredited by the State of Washington Division of Behavioral Health and Recovery.

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

Our treatment facilities deliver care at various levels of intensity, which allows us to provide the appropriate services depending on the needs of the individual. We treat medically stable adult and adolescent patients. Upon admission, a patient enters an appropriate stage in our continuum of care depending on the patient’s diagnosis, the level and acuity of the disease and related treatment requirements. The patient may enter into one of a number of different levels of treatment depending on the patient’s needs such as detoxification, inpatient residential, day treatment, extended care or outpatient.

Inpatient/Residential Treatment. We operated 30 residential facilities in 11 states. On average, our residential facilities have been operating for over 20 years. We have established strong relationships with referral sources and have longstanding ties to the local community and an extensive network of former patients and their families. Our residential treatment services are provided in a peaceful setting that is removed from the pressures, pace and temptations of a patient’s everyday life. Our inpatient facilities house and care for patients over an extended period (22 days on average) and typically treat patients from a broadly defined regional market. As of December 31, 2010, we had 2,054 available beds in our residential and extended care facilities and treated approximately 1,600 patients per day.

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

Outpatient and Intensive Outpatient Services. We provide outpatient substance abuse services at 20 treatment clinics in 6 states. Our clinics, which typically range in size from 3,000 to 7,000 square feet, are generally located within light commercial districts.

Our comprehensive treatment clinics specialize in detoxification and recovery through medication-assisted therapy, counseling, and support services, as well as “Maintenance to Abstinence” programs for individuals who are addicted to opiates but have been using for a relatively short period of time. As of December 31, 2010, our comprehensive treatment clinics treated on average approximately 26,500 patients on a daily basis. We provide comprehensive treatment services at 54 treatment clinics in 15 states. During 2010, substantially all of our comprehensive treatment clinic services were provided to individuals addicted to heroin and other opiates, including prescription analgesics. In 2010, 28 comprehensive treatment clinics were certified to provide at least one additional comprehensive outpatient substance abuse treatment service, which we refer to as our COSAT services. COSAT services broaden the array of services offered at our clinics and increase our potential patient base by providing services to individuals with problems with all drugs and alcohol, not just opiates. An individual treatment plan is developed for each patient providing manageable goals and objectives to assist in the recovery process.

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

Adolescent Services. We operated 24 programs in 8 states as of December 31, 2010, with services ranging from short-term intervention programs to longer-term residential treatment. Our programs are offered in boarding schools, residential treatment centers, outdoor experiential programs and summer camps. These programs exist at the intersection of education and therapy for adolescents who have demonstrated behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs and depression. Since most of the targeted customer base for these programs faces a wide range of interrelated academic, emotional and behavioral disorders, our ability to offer a seamless continuum of care for a multitude of problems is an important competitive differentiator for us. All of our residential programs and approximately one half of our outdoor programs are accredited by an educational accreditation program, such as the Southern Association of Colleges and Schools (SACS). We are also in the process of pursuing CARF accreditation for a number of our adolescent programs.

Adolescent Residential Programs. We operated 17 residential programs in 7 states as of December 31, 2010. These programs are typically operated in traditional boarding school environments where a unique plan is crafted for each student that combines group therapy, individual counseling and specialized therapeutic experiences, such as equine therapy, which are designed to build the student’s personal and emotional skills. We treat both adolescents and young adults in our residential programs. Our residential programs provide a range of services. Our programs focus primarily on therapeutic programming and a strong peer environment to help students overcome self-defeating behaviors and acquire and practice positive behaviors. In addition, we have a number of programs that are tailored to students with attention deficit hyperactivity disorder, learning disabilities or acute emotional issues, and offer structured education in an intimate academic environment that emphasizes personalized student attention and development of organizational and social skills. Parent seminars and family resolution conferences play an important role in building mutually respectful and responsible relationships and preparing the student to face the real world challenges they face upon completion of the program. Each of our residential programs follows an accredited middle school, high school or college preparatory curriculum over a length of stay ranging from one to 16 months with an average duration of approximately eight months. Admissions are accepted year-round, subject to capacity, and campus sizes range from 17-132 students at both single gender and co-ed campuses.

Adolescent Outdoor Programs. We operated 7 outdoor programs in 4 states as of December 31, 2010. Outdoor programs emphasize student exposure to, and interaction with, natural environments and are based on either a base camp format, where students are housed in fixed structures between camping expeditions, or an expedition-only format. These programs are designed for adolescents and/or young adults who have typically undergone an acute personal crisis and require immediate intervention in a short-term, high-impact therapeutic program that emphasizes experiential learning and individualized counseling as a catalyst for positive behavioral change. Students enrolled in an outdoor program experience the challenges of living and working together in the outdoors as a means of identifying and working through internal conflicts and emotional obstacles that have kept them from responding to parental efforts, schools and prior treatment. In some cases, academic credit is offered upon completion of the program.

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

Eating Disorder Treatment and Weight Management Services

Eating Disorder Treatment. We operated 3 residential eating disorder facilities/programs in 3 states as of December 31, 2010. The total number of beds as of December 31, 2010 was 36. Our residential facilities are located in home-like settings with scenic and peaceful surroundings and provide individuals with a variety of treatment options focusing on their individual needs. The full range of services includes residential inpatient, day program and intensive outpatient treatment for anorexia nervosa, bulimia nervosa, binge eating and related disorders. All of our residential facilities are accredited by CARF, making them eligible for reimbursement by third party payors.

Weight Management Programs. We operate a number of different types of weight loss programs for adults and adolescents. Recognizing that weight loss management is a complex behavioral and biological struggle, our comprehensive and intensive weight management programs provide people with the necessary tools, decision-making skills and behavioral strategies to control weight permanently.

Structure House, our residential weight loss facility for adults offers a behavioral approach to weight loss and healthy lifestyle change. As of December 31, 2010, this facility had 94 available beds. Emphasizing a medically sound approach to healthy living, Structure House provides individual nutrition counseling, behavioral workshops, exercise and individual sessions with a psychologist to empower participants and teach them how to integrate healthy eating principles into their daily lives.

We operate two year-round residential weight loss schools and eleven summer weight loss camps in eight states, Canada and the United Kingdom for adolescents. These programs are intended for the growing number of obese adolescents for whom traditional weight loss methods have been unsuccessful. Our year-round weight loss schools are the first therapeutic boarding schools in the United States specifically designed for obese adolescents and young adults, and feature a full academic program in addition to a therapeutic weight loss program. The residential schools, as well as our summer weight loss camps, employ scientific weight loss methods that are designed to maximize long-term behavioral change as a catalyst to substantial and sustained weight loss. These programs include intensive cognitive-behavioral therapy, a low fat, low energy density diet, high physical activity and an integrated nutritional and academic educational program. By participating in a research-based diet and activity management program, and intensive training on the skill sets and behaviors necessary for weight control, students are returned to a normal weight and learn to change to a wide range of behaviors, starting with diet and activity, but including self-esteem, mood, affect and outlook.

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

Competition

Treatment providers for the large and growing substance abuse treatment market are highly fragmented, with services being provided by over 13,000 different facilities of which approximately only 29% are operated by for-profit organizations. The primary competitive factors in the substance abuse treatment industry include the quality of programs and services, charges for programs and services, geographic proximity to the patients served, brand and marketing awareness and the overall responsiveness to the needs of patients, families and payors. Our recovery division competes against an array of local competitors, both private and governmental, hospital-based and free standing and for-profit and non-profit facilities. Most of our residential facilities compete within local or regional markets. Sierra Tucson, Life Healing Center and Bayside Marin, three of our residential treatment facilities for addiction and other behavioral disorders compete in both national and international markets with other nationally known substance abuse treatment facilities such as the Betty Ford Clinic and Hazelden.

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

Technology Infrastructure

We utilize computer systems for billing, general ledger and all corporate accounting. As of December 31, 2010, we expect to invest $5.0 million over the next 24 months to finalize implementation of a company-wide customer relationship management system, to expand our data centers, and to continue our investment, initiated in 2007, for the implementation of a comprehensive and fully integrated system encompassing clinical, marketing, regulatory, financial and management reporting systems.

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

Licensure, Accreditation and Certification

All of our recovery division treatment facilities must be licensed under applicable state laws. Licensing requirements typically vary significantly by state and by the services provided. Licensure requirements generally relate to the provider’s qualifications, the adequacy of care and other matters, including: its equipment, personnel, staff-to-patient ratios, operating policies and procedures, fire prevention, maintenance of adequate records, rate-setting and compliance with building codes and environmental protection laws. In addition, all of our facilities that handle and dispense controlled substances are required to register with the U.S. Drug Enforcement Administration (DEA), and are required to abide by DEA regulations regarding such controlled substances. The DEA also requires that our comprehensive treatment clinics be certified by the Substance Abuse and Mental Health Services Administration (SAMHSA), in order to provide opiate treatment. In addition, our treatment facilities that participate in government healthcare payment programs such as Medicaid must apply to the appropriate government agency and be certified to participate in the program.

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

Our healthy living, adolescent treatment programs and adolescent weight management programs must comply with state and local laws that vary based on the locations in which they operate. A typical adolescent youth services or adolescent weight management program will be subject to licensure by the state department of education or health services, as well as local land use and health and safety laws. In addition, approximately eighty percent of our youth treatment programs are accredited by an educational accreditation program, such as the Southern Association of Colleges and Schools (SACS) and approximately eighty percent are accredited by either CARF or Joint Commission. A number of our youth programs within our healthy living division maintain federal land use permits for their outdoor education and ranching activities.

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

Employees

As of December 31, 2010, we employed approximately 4,417 people throughout the United States. Approximately 4,042 of our employees are full-time and the remaining approximately 375 are part-time employees. There were approximately 2,823 employees in our recovery division and 1,428 employees in our healthy living division. The remaining approximately 166 employees are in corporate management, administration and other services.

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

Economic conditions have negatively impacted our revenues. If the economic downturn continues or deteriorates further or if other adverse economic conditions arise such as inflation, it could have a material adverse effect on our business. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. Substantially all of the revenue from our healthy living division and certain residential treatment facilities such as Sierra Tucson and our extended care facilities is derived from private-pay funding. In addition, a substantial portion of our revenue from our comprehensive substance abuse treatment clinics is from self-payors. In 2010 and 2009, we experienced a significant decrease in admissions and average length of stay in our healthy living division as a result of declining economic conditions and the inability of families to access the credit markets to fund tuition. A sustained downturn in the U.S. economy has, and could continue to, restrain the ability of our patients and the families of our students to pay for our services in all of our divisions. Other risks that we face as a result of general economic weakness include potential declines in the population covered by health insurance and patient decisions to postpone care. Moreover, reduced revenues as a result of a softening economy may also reduce our working capital and interfere with our long-term business strategy.

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

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2010 (in thousands):

Term Loans and Revolving Line of Credit	$432,305
Senior Subordinated Notes	175,954
Other	1,767

Total Debt	$610,026

Total Stockholder’s Equity	$255,841

On January 20, 2011, we entered into an amendment agreement and further amended and restated our existing credit agreement (the “Second Amended and Restated Credit Agreement”) to extend the maturity of a substantial portion of the existing term loans and revolving line of credit and provide us with greater flexibility to amend and refinance our term loans and revolving line of credit in the future. Under the terms of the Second Amended and Restated Credit Agreement, the maturity date of an aggregate amount of $309.0 million of the existing term loans was extended from February 6, 2013 to November 16, 2015 and the interest rates thereon were increased by 225 basis points. The maturity date of the remaining $89.3 million of the existing term loans that were not extended remains February 6, 2013 and there were no changes to the interest rates thereon. Additionally, under the Second Amended and Restated Credit Agreement, the maturity date of an aggregate amount of $63.0 million of the existing revolving credit commitments was extended from February 6, 2012 to August 16, 2015, provided that if the non-extended term loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the extended term loans (November 16, 2015), then the maturity date of the extended revolving credit commitments will be January 6,

2013, and the interest rates thereon were increased by 150 basis points. The maturity date of the remaining $37.0 million of the existing revolving credit commitments that were not extended remains February 6, 2012 and there were no changes to the interest rates thereon. As of December 31, 2010, we had $9.2 million of letters of credit outstanding under our revolving line of credit leaving approximately $56.8 million available for additional borrowings under our revolving credit facility.

Our parent company has incurred $159.4 million of indebtedness as of December 31, 2010. Interest accrued on this indebtedness was $1.2 million at December 31, 2010. On December 22, 2010 our parent company entered into an amendment agreement and amended and restated this facility (the “Amended Parent Credit Agreement”), which became effective simultaneously with the Second Amended and Restated Credit Agreement. Under the terms of the Amended Parent Credit Agreement, the maturity date of an aggregate amount of $136.6 million of the existing term loans was extended from November 17, 2013 to February 1, 2016 and the interest rate thereon was set at 12.00% per annum. The maturity date of the remaining $22.8 million of the existing term loans that were not extended remains November 17, 2013 and there were no changes to the interest rates thereon.

Additionally, we had additional indebtedness related to discontinued operations of $1.8 million in seller notes and $0.1 million in lessor financing. During 2010 we incurred $43.1 million in interest expense on our indebtedness including term loans, revolving line of credit, seller notes, senior subordinated notes and interest rate swaps. At December 31, 2010, we recognized a liability of $3.5 million related to its interest rate swaps. Our substantial indebtedness and the indebtedness of our parent company could make it more difficult for us to satisfy our obligations with respect to our indebtedness, increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

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

The strategic plan we recently implemented with respect to our Aspen business may not be successful in improving the performance of the Aspen business.

Our Aspen business in our healthy living division has experienced a significant decrease in admissions and average length of stay as a result of declining economic conditions and the inability of families to access credit markets to fund tuition. We recently implemented a strategic plan to transition the services provided by our Aspen business to a more focused national network of services. As part of this strategic plan, the Company will be discontinuing operations at five facilities and consolidating services at three other facilities. This smaller network is designed to allow us to apply our resources where there are the greatest needs and assure the best possible service for its students and families. There is no assurance that this plan will be successful or that the performance of our Aspen business will improve. If the plan is not successful in improving the performance of the Aspen business we may take additional action such as closing additional unprofitable facilities. If our Aspen business continues to experience difficulty, it could adversely affect our business and results of operation.

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

For 2010, we derived approximately 21.2% of our revenue from government programs and 78.8% of our revenue from non-government payors such as self pay, managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments, such as California and Wisconsin, are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. Government payors also tend to pay on a slower schedule. Thus, while 21.2% of our revenue was attributable to governmental payors, such payors accounted for 41.9% of our gross accounts receivable as of December 31, 2010. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles further, our cash flow from operations could be negatively affected.

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

Many students attending boarding school in our healthy living division obtain private loans from lenders to finance a portion of their education. In response to the tightening in the credit markets over the last few years, many lenders are no longer making student loans available or have announced that they will apply more stringent lending standards for private student loans. In addition, some of the families of our students in our healthy living division rely on third-party loans, including additional home loans, to fund the cost of tuition at our programs. The unavailability of these loans has and could continue to interfere with the ability of private-pay customers to afford our programs, and may harm our operating results. Continued tightening of the credit markets has and could continue to result in financing difficulties for those students who rely on private student loans and the credit markets and could adversely impact our revenues.

We derive a significant portion of our revenue from key treatment programs that are located in Pennsylvania, California, Arizona, North Carolina and Utah which makes us particularly sensitive to regulatory and economic conditions in those states.

For 2010, Pennsylvania facilities accounted for approximately 13.6% of our total revenue, our California facilities accounted for approximately 12.2% of our total revenue, our Arizona facilities accounted for approximately 10.8% of our total revenue, our North Carolina facilities accounted for approximately 10.7% of our total revenue, and our Utah facilities accounted for approximately 9.3% of our total revenue. If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

We may have difficulty operating and integrating treatment facilities and youth programs that we acquire. This may disrupt our business and increase our costs and harm our operating results.

In 2006, we acquired six residential facilities, five outpatient treatment clinics and Aspen Education Group, our largest acquisition to date. In 2010, we acquired five outpatient treatment clinics and one youth camp. In 2008 and 2007, we acquired three residential treatment facilities, two youth programs and one weight management facility. There were no acquisitions in 2009. Additional acquisitions would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

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

In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. For example, effective 2011, the state of Indiana adopted additional regulations covering our clinics in Indiana and increasing our operating costs for such clinics. In 2009 and 2010, legislators in California, West Virginia and Pennsylvania sponsored legislation that could impact our operations and increase our operating expenses. In addition, U.S. Representative Miller introduced federal legislation in April 2008, which, if adopted, would impose an additional layer of federal regulation on all private residential and outdoor treatment programs for youth under the age of 18. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth and harm our operating results.

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

Our employees may elect to obtain union representation and our business could be impacted.

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

For 2010, our Sierra Tucson facility represented approximately 9.5% of our total revenue and approximately 26.9% of our operating income before corporate and divisional overhead. Historically, our Sierra Tucson facility has had a high occupancy rate as well as a favorable average length of stay and price of treatment which made it our most profitable facility for 2010. As discussed above, we rely primarily on self payor patients at our Sierra Tucson facility. We have experienced a significant decrease in demand at certain facilities as a result of the inability of patients and students to pay for our services due to tightening credit markets and the downturn in the U.S. economy. Should Sierra Tucson’s revenues or profitability decline as a result of the inability or unwillingness of patients to pay for the services or for other reasons or its operations be interrupted, our total revenue and profitability would likely decline. For example, a terrorist act, significant terrorist threat or other disruption to air travel may reduce the willingness or ability of Sierra Tucson’s national and international patient base to travel to the facility or a fire or other casualty loss could interrupt its operations. These events could negatively affect our consolidated operating results.

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

We compete directly with a wide variety of non-profit, government and for-profit treatment providers, and this competition may intensify in the future. In addition, we compete with different modalities of treatment. Non-profit and government providers may be able to offer competitive services at lower prices, which may adversely affect our revenue in regional markets and service categories. In addition, many for-profit providers are local, independent operators or physician groups with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers. For example, we have seen an increase in physicians providing treatment care through the use of suboxone. Our healthy living division competes against a small number of multiple-location providers, such as Universal Health Services, Second Nature and Three Springs, as well as a number of independent operators. These providers compete with us not only for referrals, but also for qualified personnel, and in some cases our personnel have resigned their positions with us to operate programs of their own. We may also face increasing competition from new operators which may adversely affect our revenue and operating results in impacted markets.

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

We maintain a private loan program pursuant to which our students and/or patients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. As of December 31, 2010, there were $7.9 million outstanding in loans. The loans are unsecured. If the borrowers default on these loans, we will incur losses.

We have a limited history of profitability, have incurred net losses in the past and may incur substantial net losses in the future.

We had an accumulated deficit of $205.0 million at December 31, 2010. For 2008, 2009 and 2010 we recorded a net loss of approximately $141.9 million, a net loss of $26.6 million, and a net loss of $43.7 million respectively. We cannot assure that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

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

Regulatory Risks

We cannot predict the effect that healthcare reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows.

On March 23, 2010, the President signed into law the “Patient Protection and Affordable Care Act,” which contains reforms to the insurance markets and makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives intended to improve the quality of healthcare, promote patient safety, reduce the cost of healthcare, increase transparency and reduce fraud and abuse of federal healthcare programs.

Many of the provisions of this healthcare legislation have not gone into effect immediately and may be delayed for several years, during which time the bill will be subject to further adjustments through future legislation or even constitutional challenges. This legislation will make significant changes to the U.S. healthcare system by requiring most individuals to have health insurance coverage, and would mandate material changes to the delivery of healthcare services and the reimbursement paid for such services in order to generate savings in the Medicare program. A primary focus of health care reform is to ultimately reduce costs, which could include material reductions in reimbursement paid to us and other healthcare providers. Healthcare reform could increase our operating costs and have a negative impact on third-party payors and insurance companies. Several states are also considering separate healthcare reform measures.

Due to the uncertainty of the resulting regulatory changes that will be needed to implement these reforms, we cannot predict the effects these reforms may have on our business; however, they may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses, loss of payment for past services and exclusion from Medicaid programs, which could harm us. Approximately 21.2% of our revenue for 2010 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Recovery division. The following tables list our residential and outpatient treatment facilities, as of December 31, 2010.

Program	City	State	Owned /Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Bayside Marin (with multiple licensed treatment programs)	San Rafael	CA	Leased
Brandywine	Kennett Square	PA	Owned
Burkwood	Hudson	WI	Owned
Camp Recovery Center	Scotts Valley	CA	Owned
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned
Life Healing Center	Santa Fe	NM	Owned
New Life Lodge	Burns	TN	Owned
New Life Lodge Extended Care Program	Burns	TN	Leased
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea—Extended Care	Newport Beach	CA	Leased
Sober Living by the Sea—Sunrise Ranch	Riverside	CA	Leased
Sober Living by the Sea—Victorian	Newport Beach	CA	Leased
Sober Living by the Sea—The Rose	Newport Beach	CA	Leased
Sober Living by the Sea—The Landing	Newport Beach	CA	Leased
Starlite Recovery Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wellness Resource Center	Boca Raton	FL	Leased
White Deer Run (WDR)—Allenwood	Allenwood	PA	Owned
WDR—Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamsburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
WDR—York/Adams	York	PA	Leased
Wilmington Treatment Center	Wilmington	NC	Owned

Outpatient Treatment Facilities

Azure	Sacramento	CA	Leased
Bayside Marin	San Rafael	CA	Leased
Camp Recovery Center—San Jose	San Jose	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
New Life Recovery Services—Jamestown	Jamestown	TN	Leased
New Life Recovery Services—Cookeville	Cookeville	TN	Leased
New Life Recovery Services—Jacksboro	Jacksboro	TN	Leased
New Life Recovery Services—Knoxville West	Knoxville	TN	Leased
New Life Recovery Services—Knoxville	Knoxville	TN	Leased
Sober Living—Costa Mesa	Costa Mesa	CA	Leased
Wilmington—Myrtle Beach	Myrtle Beach	SC	Leased
Wilmington—Shallotte	Shallotte	NC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Altoona	Altoona	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased
WDR—Williamsport	Williamsport	PA	Leased

Recovery division. The following table lists our comprehensive treatment centers by state and number, as of December 31, 2010.

State	Clinics	Owned / Leased
California	12	All clinics leased
Delaware	1	All clinics leased
Georgia	1	Leased
Indiana	5	All clinics leased
Kansas	1	Leased
Louisiana	1	Leased
Maryland	3	All clinics leased
North Carolina	3	All clinics leased
Oregon	5	All clinics leased
Pennsylvania	2	All clinics leased
Tennessee	1	Leased
Virginia	3	All clinics leased
Washington	4	All clinics leased
West Virginia	7	All leased except for one owned property
Wisconsin	5	All clinics leased

Total	54

Healthy living division. The following table lists our adolescent treatment programs within our healthy living division as of December 31, 2010.

Program	City	State	Owned /Leased
Residential Treatment Centers

Aspen Institute for Behavioral Assessment	Syracuse	UT	Leased
Aspen Ranch	Loa	UT	Leased
Island View	Syracuse	UT	Leased
Pine Ridge Academy	South Jordan	UT	Leased
Sunhawk Academy	St George	UT	Leased
Turn-About Ranch	Escalante	UT	Owned/Leased
Youth Care	Draper	UT	Owned/Leased

Therapeutic Boarding Schools

Academy at Swift River	Cummington	MA	Leased
Bromley Brook School	Manchester	VT	Leased
Copper Canyon Academy	Rimrock	AZ	Leased
New Leaf Academy	Bend	OR	Leased
Talisman Academy	Hendersonville	NC	Leased
NorthStar Center	Bend	OR	Leased
Oakley School	Oakley	UT	Leased
Stone Mountain School	Black Mountain	NC	Leased

Special Learning Needs

Camp Huntington	High Falls	NY	Leased
Talisman Summer Camps	Zirconia	NC	Leased

Outdoor Programs

Adirondack Leadership Expeditions	Saranac Lake	NY	Leased
Aspen Achievement Academy	Loa	UT	Leased
Four Circles Recovery Center	Horseshoe	NC	Leased
Outback Therapeutic Expeditions	Lehi	UT	Leased
Passages to Recovery	Loa	UT	Leased
SUWS of the Carolinas / Phoenix Outdoor	Old Fort	NC	Leased
SUWS of Idaho	Shoshone	ID	Leased

Healthy living division. The following table lists our eating disorder facilities, residential weight management program, and weight management schools and camps as of December 31, 2010.

Program	City	State	Owned /Leased
Eating Disorder Facilities

Montecatini	Carlsbad	CA	Owned
Montecatini IOP	Carlsbad	CA	Leased
Center For Hope of the Sierras	Reno	NV	Owned/Leased
Center For Hope of the Sierras IOP	Reno	NV	Leased
Carolina House	Durham	NC	Owned

Residential Weight Management Program

Structure House	Durham	NC	Owned

Weight Management Schools and Camps

Wellspring Academy of the Carolinas	Brevard	NC	Leased
Wellspring Academy of California	Reedley	CA	Leased
Wellspring Adventure Camp NC	Canton	NC	Leased
Wellspring Family Camp	La Jolla	CA	Leased
Wellspring La Jolla	La Jolla	CA	Leased
Wellspring Florida	Melbourne	FL	Leased
Wellspring New York	Schenectady	NY	Leased
Wellspring Pennsylvania	Scranton	PA	Leased
Wellspring Texas	San Marcos	TX	Leased
Wellspring Wisconsin	Platteville	WI	Leased
Wellspring UK	Exeter	UK	Leased
Wellspring Vancouver	Vancouver, BC	Canada	Leased

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

Set forth below is selected historical consolidated financial information at the dates and for the periods indicated. The summary of historical financial information as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from our audited financial statements. The date of the purchase of our company by investment funds managed by Bain Capital was February 6, 2006, but for accounting purposes and to coincide with our normal financial accounting closing dates, we have utilized February 1, 2006, as the effective date of the close of the transaction. As a result, we have reported operating results and financial position for all periods presented prior to February 1, 2006 as those of the Predecessor Company (“Predecessor”) and for all periods from and after February 1, 2006 as those of the Successor Company (“Successor”) due to the resulting change in the basis of accounting. For the purpose of presenting a comparison of our 2006 results to all other years, we have presented the year ended December 31, 2006 as the mathematical addition of our operating results for January 2006 to the operating results of the eleven months ended December 31, 2006. This approach is not consistent with generally accepted accounting principles and may yield results that are not strictly comparable on a period-to-period basis primarily due to the impact of purchase accounting entries recorded as a result of the Transactions. For purposes of the following presentation of selected historical consolidated information, however, management believes that it is the most meaningful way to present our results of operations for the year ended December 31, 2006.

The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods. (All amounts presented below are in thousands)

	Successor						Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Combined Year Ended December 31, 2006	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006
Statement of Operations Data:
Net revenue	$443,706	$427,744	$453,141	$429,711	$263,440	$243,962	$19,478
Operating expenses (1)	$445,531	$396,941	$535,017	$368,241	$255,100	$197,211	$57,889

Operating (loss) income	$(1,825)	$30,803	$(81,876)	$61,470	$8,340	$46,751	$(38,411)
Interest expense	(42,780)	(44,158)	(54,104)	(60,262)	(43,844)	(41,338)	(2,506)
Gain on debt repurchase and other financing costs	—	—	8,086	—	(10,655)	—	(10,655)
Other (expense) income	(88)	(82)	1	(1,771)	167	112	55

Loss from continuing operations before income taxes	$(44,693)	$(13,437)	$(127,893)	$(563)	$(45,992)	$5,525	$(51,517)
Income tax (benefit) expense	(5,119)	4,128	(6,261)	1,007	(9,800)	2,672	(12,472)

(Loss) income from continuing operations, net of tax	$(39,574)	$(17,565)	$(121,632)	$(1,570)	$(36,192)	$2,853	$(39,045)
(Loss) income from discontinued operations, net of tax	(4,086)	(9,096)	(20,426)	3,223	683	631	52

Net (loss) income	$(43,660)	$(26,661)	$(142,058)	$1,653	$(35,509)	$3,484	$(38,993)
Less: net (loss) income attributable to the noncontrolling interest	—	(62)	(153)	189	(38)	(38)	—

Net (loss) income attributable to CRC Health Corporation	$(43,660)	$(26,599)	$(141,905)	$1,464	$(35,471)	$3,522	$(38,993)

Amounts attributable to CRC Health Corporation:
(Loss) income from continuing operations, net of tax	$(39,574)	$(17,508)	$(121,470)	$(1,759)	$(36,154)	$2,891	$(39,045)
Discontinued operations, net of tax	(4,086)	(9,091)	(20,435)	3,223	683	631	52

Net (loss) income attributable to CRC Health Corporation	$(43,660)	$(26,599)	$(141,905)	$1,464	$(35,471)	$3,522	$(38,993)

	Successor					Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006
Balance Sheet Data (at period end):
Working capital (2)	$(8,936)	$(15,285)	$(14,468)	$(56,539)	$(18,730)
Property and equipment, net	125,626	125,215	129,728	122,937	94,976
Cash and cash equivalents	7,111	4,982	2,540	5,118	4,206
Total assets	1,040,224	1,108,334	1,169,175	1,322,291	1,288,788
Long-term debt	610,026	631,076	653,152	648,367	626,528
Shareholders’ equity	255,841	288,542	303,222	445,749	437,174

Other Financial Data:

Cash paid for interest	$39,079	$42,707	$51,758	$56,418	$29,118	$1,336
Depreciation and amortization	21,496	22,845	21,968	21,373	10,112	360
Capital expenditures	21,988	12,999	25,279	30,159	14,189	411
Cash flows from operating activities	46,489	37,028	24,176	56,420	(4,486)	1,201
Cash flows from investing activities	(22,623)	(12,378)	(39,645)	(70,947)	(746,811)	(315)
Cash flows from financing activities	(21,737)	(22,208)	12,891	15,439	755,080	(5,540)

(1)	Operating expenses for the one month ended January 31, 2006 and the twelve months ended December 31, 2006 includes $43.7 million in acquisition related costs incurred in connection with the purchase of our company by Bain Capital. During the years ended December 31, 2010, 2009 and 2008, the Company recognized $52.7 million, $30.5 million and $142.2 million respectively in non-cash goodwill impairment charges related to its healthy living division.
(2)	We define working capital as our current assets (including cash and cash equivalents) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have two operating segments: recovery division and healthy living division. As of December 31, 2010, our recovery division, which operates 30 inpatient, 20 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of December 31, 2010, our recovery division treated approximately 28,000 patients per day. As of December 31, 2010, our healthy living division, which operates 24 adolescent and young adult programs in 8 states, provides a wide variety of therapeutic educational programs for underachieving young people. Our healthy living division also operates 18 facilities in 8 states inclusive of one facility each in the United Kingdom and Canada with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support) and stock-based compensation expense that are not allocated to the segments.

Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment and employee compensation, among other matters. Intersegment sales and transfers are insignificant. We report in two segments: recovery division and healthy living division. In addition to the two reportable segments, the Company has activities classified as Corporate which represent revenue and expenses associate with eGetgoing, an online internet treatment option, as well as certain corporate-level operating general and administrative costs. The recovery division includes all inpatient and outpatient drug and alcohol treatment programs consistent with our long-term objective of being a full spectrum chemical dependency provider that integrates the best of the various treatment modalities into a seamless web of service. The healthy living division includes adolescent residential and outdoor programs, eating disorders and adult weight management facilities and adolescent weight management programs.

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

Discontinued Operations. We have reflected certain facility closures, and facilities held for sale, as discontinued operations in our consolidated statements of operations for all periods presented and as discontinued operations for 2010.

Acquisitions

2010 Acquisitions

For the year ended December 31, 2010, we completed two acquisitions for a total purchase consideration of approximately $1.0 million. The acquisitions are intended to provide expansion of our services within the respective markets of the acquired facilities in the United States. We recorded $0.5 million and $0.4 million of goodwill within our recovery division and healthy living division, respectively, related to the acquisitions, all of which is expected to be deductible for tax purposes.

The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. We have included the acquired entities’ results of operations in the consolidated statements of operations from the date of each acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

2009 Acquisitions

We did not complete any acquisitions during the year ended December 31, 2009.

2008 Acquisitions

During the third quarter of 2008, we closed two acquisitions and paid approximately $11.6 million in cash. The acquisitions are intended to provide expansion of our services within the respective corresponding markets of the acquired facilities in the United States.

The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. We have included the acquired entities’ results of operations in the consolidated statements of operations from the date of each acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and adolescent treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for therapeutic educational services provided to adolescent services consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, ranging between 2 and 16 months. Alumni fee revenue represents upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the years ended December 31, 2010 and December 31, 2009, we generated 78.8% and 80.1% of our net revenue from non-governmental sources, including 60.2% and 64.3% from self payors, respectively, and 18.6% and 15.8% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs. Tightening credit markets, depressed consumer spending and high unemployment rates during 2010 had an adverse effect on the revenue that we generated from self payors. In 2010, we experienced a significant decrease in admissions and average length of stay in our healthy living division as a result of declining economic conditions and the inability of families to access the credit markets to fund tuition. In March 2011, as a consequence of the economic conditions, we decided to discontinue operations at five facilities and consolidate services at three other facilities, in our Aspen business within our healthy living division.

“Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. “Total-facility” means a comparison over the comparable period of the financial performance of a facility that we have operated for any duration of time. Both the total-facility and same-facility represent facilities that are a part of the continuing operations.

Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization and acquisition related costs. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing. Goodwill impairment is not included in the same-facility analysis.

During the year ended December 31, 2010, our consolidated same-facility net revenue increased $17.4 million or 4.1% compared to a decrease of $24.7 million or 5.5% for the same period in 2009.

Effective April 1, 2009, we created a private loan program (“the Loan Program”) pursuant to which students and/or patients (“the Borrowers”) who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. We initiated this program in response to the lack of credit availability for our students/patients, particularly in the healthy living division, to secure financing to access our services. The Board of Directors has approved a loan pool of up to $20.0 million. At December 31, 2010, we had issued $10.8 million in loans under the Loan Program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Long-Lived Assets — We test our long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The long-lived and intangible assets are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

Our impairment analysis requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived and intangible assets for impairment.

Goodwill and Other Intangible Assets — We test goodwill for impairment annually, at the beginning of our fourth quarter or more frequently if evidence of possible impairment arises. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit, defined as an operating segment or one level below an operating segment, being tested to its carrying value. The goodwill impairment test is performed based on the reporting units that we have in place at the time of the test. The reporting units may change over time as our operating segments change, or the component businesses therein change, due to economic conditions, acquisitions, restructuring or otherwise. At the time of these events, we reevaluate our reporting units using the reporting unit determination guidelines. As necessary, goodwill is reassigned between the affected reporting units using a relative fair-value approach.

We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value based on what investors have paid for similar interests in comparable companies through the development of ratios of market prices to various earnings indications of comparable companies taking into consideration adjustments for growth prospects, debt levels and overall size. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. Our estimated future cash flows are based on assumptions that reflect our best estimates and incorporate estimated future cash flows consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units tested. Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors that could cause us to record additional goodwill impairment include, but are not limited to:

1.	Decreases in revenues or increases in operating costs

2.	Increases in the Company’s borrowing rates or weighted average cost of capital

3.	Increase in the blended tax rate

4.	Changes in working capital

5.	Significant alteration of market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

7.	Significant changes in perpetuity growth rate

Our other indefinite lived intangible assets consist of trademarks and trade names, certificates of need, and regulatory licenses. We test other indefinite lived intangible assets for impairment annually, at the beginning of our fourth quarter or more frequently if evidence of possible impairment arises. We apply a fair value-based impairment test to the net book value of other indefinite lived intangible assets using a combination of income and market approaches.

Impairment charges related to fixed asset, goodwill and intangible assets not subject to amortization are included in the consolidated statements of operations under goodwill impairment, asset impairment and discontinued operations.

Revenue Recognition — Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by our healthy living division consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, ranging between 2 and 16 months. Alumni fees revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the contracted life. We may, from time to time, provide charity care to a limited number of clients. We do not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value. We estimate grant date fair value of our awards by utilizing the Black Scholes Merton model for time-based awards and a closed-form lattice model for awards containing market conditions. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition.

Income Taxes — We account for income taxes under an asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities using tax rates in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. For U.S. federal tax return purposes, we are part of a consolidated tax return with our Parent, CRC Health Group, Inc. However, our provision for income taxes is prepared on a stand-alone basis.

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes based on technical merits.

Interest Rate Swaps — Interest rate swaps are used exclusively in the management of our interest rate exposures and are recorded on the balance sheet at fair value. As part of our hedging strategy, we have designated our interest rate swaps as cash flow hedges.

The fair value of the interest rate swaps are estimated based upon terminal value models. If the swaps are designated as a cash flow hedge, the effective portions of changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Additionally, reclassifications of deferred gains or losses related to ineffectiveness of interest rate swaps are recognized as interest expense on the consolidated statements of operations.

Recently Adopted Accounting Guidance — During the quarter ended March 31, 2010, we adopted updated authoritative guidance which amends and enhances disclosures about fair value measurements. The updated guidance required the addition of new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward. The amended guidance also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Guidance — In December 2010, the Financial Accounting Standards Board (“FASB”) issued changes to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This guidance is effective for fiscal years (and interim periods within those years) that begin after December 15, 2010. We are currently assessing the impact that the adoption of this guidance will have on our consolidated financial statements.

In December 2010, the FASB issued changes to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The adoption of the new disclosure requirements will not have a material impact on our consolidated financial statements.

In August 2010, the FASB issued updated authoritative guidance which clarifies that health care entities should not net insurance recoveries against a related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010. A cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying the amendments in this guidance. Retrospective application and early adoption is permitted. The adoption of the guidance will not have a material impact on our consolidated financial statements.

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

In July 2010, the FASB issued updated authoritative guidance which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period were effective for us for the first interim or annual reporting periods ending on or after December 15, 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The adoption of the new disclosure requirements will not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued updated authoritative guidance, which, among other things, requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The adoption of the new disclosure requirements will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Continuing Operations Year Ended December 31, 2010 Compared to Continuing Operations Year Ended December 31, 2009

The following table presents our results of operations by segment for the year ended December 31, 2010 and 2009 (numbers in thousands, except for percentages).

	Years Ended December 31, Total Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$327,243	$309,989	$17,254	5.6%
Healthy living division	116,270	117,515	(1,245)	(1.1)%
Corporate	193	240	(47)	(19.6)%

Total net revenue	443,706	427,744	15,962	3.7%
Operating expenses:
Recovery division	218,025	212,208	5,817	2.7%
Healthy living division (1)	196,336	153,098	43,238	28.2%
Corporate	31,170	31,635	(465)	(1.5)%

Total operating expenses	445,531	396,941	48,590	12.2%
Operating income (loss):
Recovery division	109,218	97,781	11,437	11.7%
Healthy living division	(80,066)	(35,583)	(44,483)	(125.0)%
Corporate	(30,977)	(31,395)	418	1.3%

Total operating (loss) income	(1,825)	30,803	(32,628)	(105.9)%
Interest expense	(42,780)	(44,158)	1,378	3.1%
Other expense	(88)	(82)	(6)	(7.3)%

Loss from continuing operations before income taxes	(44,693)	(13,437)	(31,256)	(232.6)%
Income tax (benefit) expense	(5,119)	4,128	(9,247)	224.0%

Loss from continuing operations, net of tax	(39,574)	(17,565)	(22,009)	(125.3)%
Loss from discontinued operations, (net of tax benefit of ($2,576) and ($5,073) in the year ended December 31, 2010 and 2009, respectively)	(4,086)	(9,096)	5,010	55.1%

Net loss	(43,660)	(26,661)	(16,999)	(63.8)%
Less: Net income attributable to the noncontrolling interest	—	(62)	62	100.0%

Net loss attributable to CRC Health Corporation	$(43,660)	$(26,599)	$(17,061)	(64.1)%

(1)	Healthy living division operating expenses include $21.2 million of asset impairment and $52.7 million of goodwill impairment for the year ended December 31, 2010 and $2.3 million of asset impairment and $30.5 million of goodwill impairment for the year ended December 31, 2009.

The following table compares key total facility statistics for the years ended December 31, 2010 and 2009:

	Year Ended December 31, Total Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$208,309	$197,291	5.6%
Patient Days	577,170	551,899	4.6%
Net revenue per patient day	$360.92	$357.48	1.0%
CTCs
Revenue (in thousands)	$118,934	$112,698	5.5%
Patient Days	9,628,338	9,427,599	2.1%
Net revenue per patient day	$12.35	$11.95	3.3%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$61,271	$66,420	(7.8)%
Patient Days	244,633	262,713	(6.9)%
Net revenue per patient day	$250.46	$252.82	(0.9)%
Outdoor programs
Revenue (in thousands)	$26,419	$25,569	3.3%
Patient Days	60,012	56,427	6.4%
Net revenue per patient day	$440.23	$453.14	(2.8)%
Weight management programs
Revenue (in thousands)	$28,557	$25,492	12.0%
Patient Days	99,705	85,314	16.9%
Net revenue per patient day	$286.41	$298.81	(4.1)%

Consolidated net revenue increased $16.0 million, or 3.7%, to $443.7 million for year ended December 31, 2010 from $427.7 million for the year ended December 31, 2009. Of the total net revenue increase, the recovery division contributed an increase of $17.3 million and the healthy living division contributed a decrease of $1.2 million. The $17.3 million, or 5.6%, increase within the recovery division was driven by increases of $11.0 million and $6.2 million within residential and CTC facilities, respectively. The $1.2 million, or 1.1%, decrease within the healthy living division was driven by increases of $3.1 million and $0.8 million within weight management and outdoor programs, respectively, offset by a decrease of $5.1 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses increased $48.6 million, or 12.2%, to $445.5 million for the year ended December 31, 2010 from $396.9 million in 2009. The $48.6 million increase in operating expenses was primarily driven by the higher non-cash goodwill impairment of $52.7 million and asset impairment of $21.2 million during the year ended December 31, 2010 compared to goodwill impairment of $30.5 million and asset impairment of $2.3 million in 2009 within the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $7.5 million, or 2.0%, over 2009. Of the $7.5 million increase, the recovery division and the healthy living division contributed an increase of $5.8 million and $2.1 million, offset by a decrease of $0.5 million in corporate.

Our consolidated operating margin was (0.4)% in the year ended December 31, 2010 compared to 7.2% in 2009. The decrease in operating margin resulted primarily from higher non-cash goodwill and asset impairment. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 16.2% in the year ended December 31, 2010 compared to 14.9% in 2009. Recovery division margins for the year ended

December 31, 2010 were 33.4% compared to 31.5% in 2009. Healthy living division operating margin decreased to (68.9)% for the year ended December 31, 2010 compared to operating margin of (30.3) % in 2009. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was (5.3)% for the year ended December 31, 2010 compared to (2.4)% in 2009.

For the year ended December 31, 2010, consolidated net loss from continuing operations increased by $22.0 million over the same period of 2009 resulting in a loss from continuing operations, net of tax, of $39.6 million compared to $17.6 million in the same period of 2009. The increase in loss from continuing operations in 2010 compared to 2009 is primarily driven by an increase in non-cash goodwill impairment charges of $22.2 million and asset impairment charges of $18.9 million offset by increase in revenues of $16.0 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the years ended December 31, 2010 and 2009 (numbers in thousands, except for percentages).

	Years Ended December 31, Same Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Net revenue:
Recovery division	$327,164	$309,989	$17,175	5.5%
Healthy living division	114,401	114,135	266	0.2%

Total net revenue	441,565	424,124	17,441	4.1%
Operating expenses:
Recovery division	197,057	192,179	4,878	2.5%
Healthy living division (1)	125,282	105,385	19,897	18.9%

Total operating expenses	322,339	297,564	24,775	8.3%
Operating income:
Recovery division	130,107	117,810	12,297	10.4%
Healthy living division	(10,881)	8,750	(19,631)	(224.4)%

Operating income	$119,226	$126,560	$(7,334)	(5.8)%

(1)	Healthy living division operating expenses include $18.5 million of asset impairment for the year ended December 31, 2010 and $2.2 million of asset impairment for the year ended December 31, 2009.

The following table compares key same facility statistics for the years ended December 31, 2010 and 2009:

	Years Ended December 31, Same Facility
	2010	2009	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$208,230	$197,291	5.5%
Patient Days	577,170	551,899	4.6%
Net revenue per patient day	$360.78	$357.48	0.9%
CTCs
Revenue (in thousands)	$118,934	$112,698	5.5%
Patient Days	9,628,338	9,427,599	2.1%
Net revenue per patient day	$12.35	$11.95	3.3%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$59,426	$63,150	(5.9)%
Patient Days	236,160	247,026	(4.4)%
Net revenue per patient day	$251.63	$255.64	(1.6)%
Outdoor programs
Revenue (in thousands)	$26,419	$25,569	3.3%
Patient Days	60,012	56,427	6.4%
Net revenue per patient day	$440.23	$453.14	(2.8)%
Weight management programs
Revenue (in thousands)	$28,557	$25,416	12.4%
Patient Days	99,705	85,314	16.9%
Net revenue per patient day	$286.41	$297.91	(3.9)%

On a same-facility basis, recovery division net revenue increased $17.2 million, or 5.5%, to $327.2 million for the year ended December 31, 2010 from $310.0 million in 2009. The same-facility increases were due to increases of $10.9 million and $6.2 million within the residential and CTC facilities, respectively. Healthy living division same-facility revenue increased $0.3 million or 0.2% to $114.4 million for the year ended December 31, 2010 from $114.1 million in 2009. The same-facility revenue increase within the healthy living division was driven by increases of $3.1 million and $0.9 million within weight management and outdoor programs, respectively, offset by a decrease of $3.7 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $4.9 million driven by an increase of $3.3 million in residential facilities and an increase of $1.6 million in CTCs compared to 2009. Healthy living division same-facility operating expenses increased $19.9 million due to increases in asset impairment of $16.2 million and supplies, facilities and other operating costs of $4.2 million and salaries and benefits of $1.5 million offset by decreases of $1.7 million in depreciation and amortization and $0.4 million in provision for doubtful accounts.

Continuing Operations Year Ended December 31, 2009 Compared to Continuing Operations Year Ended December 31, 2008

The following table presents our results of operations by segment for the years ended December 31, 2009 and 2008 (numbers in thousands, except for percentages).

	Years Ended December 31, Total Facility
Statement of Operations Data:	2009	2008	2009 vs. 2008 $ Change	2009 vs. 2008 % Change
Net revenue:
Recovery division	$309,989	$308,316	$1,673	0.5%
Healthy living division	117,515	144,507	(26,992)	(18.7)%
Corporate	240	318	(78)	(24.5)%

Total net revenue	427,744	453,141	(25,397)	(5.6)%
Operating expenses:
Recovery division	212,208	223,342	(11,134)	(5.0)%
Healthy living division	153,098	282,491	(129,393)	(45.8)%
Corporate	31,635	29,184	2,451	8.4%

Total operating expenses	396,941	535,017	(138,076)	(25.8)%
Operating income (loss):
Recovery division (1)	97,781	84,974	12,807	15.1%
Healthy living division (2)	(35,583)	(137,984)	102,401	74.2%
Corporate	(31,395)	(28,866)	(2,529)	(8.8)%

Operating (loss) income	30,803	(81,876)	112,679	137.6%
Interest expense	(44,158)	(54,104)	9,946	18.4%
Gain on debt repurchase	—	8,086	(8,086)	(100.0)%
Other (expense) income	(82)	1	(83)	(8,300.0)%

Loss from continuing operations before income taxes	(13,437)	(127,893)	114,456	89.5%
Income tax (benefit) expense	4,128	(6,261)	10,389	(165.9)%

Loss from continuing operations, net of tax	(17,565)	(121,632)	104,067	85.6%
Loss from discontinued operations, (net of tax benefit of ($5,073) and ($10,870) in the years ended December 31, 2009 and 2008, respectively)	(9,096)	(20,426)	11,330	55.5%

Net loss	(26,661)	(142,058)	115,397	81.2%
Less: Net income attributable to the noncontrolling interest	(62)	(153)	91	59.5%

Net loss attributable to CRC Health Corporation	$(26,599)	$(141,905)	$115,306	81.3%

(1)	Recovery division operating expenses for the year ended December 31, 2008 include $4.5 million of asset impairment.
(2)	Healthy living division operating expenses include $2.3 million of asset impairment and $30.5 million of goodwill impairment for the year ended December 31, 2009, and $142.2 million of goodwill impairment for the year ended December 31, 2008.

The following table compares key total facility statistics for the years ended December 31, 2009 and 2008:

	Years Ended December 31, Total Facility
	2009	2008	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$197,291	$202,603	(2.6)%
Patient Days	551,899	558,696	(1.2)%
Net revenue per patient day	$357.48	$362.64	(1.4)%
CTCs
Revenue (in thousands)	$112,698	$105,713	6.6%
Patient Days	9,427,599	9,008,216	4.7%
Net revenue per patient day	$11.95	$11.74	1.9%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$66,420	$81,198	(18.2)%
Patient Days	262,713	313,481	(16.2)%
Net revenue per patient day	$252.82	$259.02	(2.4)%
Outdoor programs
Revenue (in thousands)	$25,569	$35,711	(28.4)%
Patient Days	56,427	71,802	(21.4)%
Net revenue per patient day	$453.14	$497.35	(8.9)%
Weight management programs
Revenue (in thousands)	$25,492	$27,412	(7.0)%
Patient Days	85,314	94,201	(9.4)%
Net revenue per patient day	$298.81	$291.00	2.7%

Consolidated net revenue decreased $25.4 million, or 5.6%, to $427.7 million for the year ended December 31, 2009 from $453.1 million for the year ended December 31, 2008. Of the total net revenue decrease, the healthy living division contributed a decrease of $27.0 million which was partially offset by an increase within the recovery division of $1.7 million. The $1.7 million, or 0.5%, increase within the recovery division was driven by increases of $7.0 million within CTCs, offset by a decrease of $5.4 million in residential facilities. The $27.0 million, or 18.7%, decrease within the healthy living division was driven by decreases of $14.8 million, $10.1 million and $1.9 million within residential facilities, outdoor facilities and weight management programs, respectively.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses decreased $138.1 million, or 25.8%, to $396.9 million for the year ended December 31, 2009 from $535.0 million in the same period of 2008. The $138.1 million decrease in operating expenses was primarily driven by decreases in non-cash goodwill and asset impairment charges of $111.7 million and $2.3 million, respectively. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses decreased $24.1 million or 6.2% over the same period of 2008.

Our consolidated operating margin was 7.2% during the year ended December 31, 2009 compared to (18.1)% during the same period of 2008. The increase in operating margin resulted from the decrease in non-cash goodwill and asset impairment charges. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 14.9% in the year ended December 31, 2009 compared to 14.3% in the same period of 2008. Recovery division margins for the year ended December 31, 2009 were 31.5% compared to 27.6% in the prior year period. Healthy living division operating margin increased to (30.3)% for the year ended

December 31, 2009 compared to operating margin of (95.5)% in the same period of 2008. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was (2.4)% for the year ended December 31, 2009 compared to 2.9% in the same period of 2008.

For the year ended December 31, 2009, consolidated net loss from continuing operations decreased by $104.1 million over the prior year period to $17.5 million from $121.6 million in the same period of 2008. The decrease in loss from continuing operations in 2009 compared to 2008 is primarily driven by decreases in non-cash goodwill and asset impairment charges of $111.7 million and $2.3 million, respectively, and a decrease of $25.4 million in revenue, offset by an increase in tax benefit of $10.4 million and decrease of $9.9 million in interest expense, and a decrease of $8.1 million in gain on debt repurchase.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the year ended December 31, 2009 and 2008 (numbers in thousands, except for percentages).

	Years Ended December 31, Same Facility
Statement of Income Data:	2009	2008	2009 vs. 2008 $ Change	2009 vs. 2008 % Change
Net revenue:
Recovery division	$307,407	$307,550	$(143)	0.0%
Healthy living division	114,135	140,556	(26,421)	(18.8)%

Total net revenue	421,542	448,106	(26,564)	(5.9)%
Operating expenses:
Recovery division (1)	190,784	202,344	(11,560)	(5.7)%
Healthy living division (2)	105,385	119,023	(13,638)	(11.5)%

Total operating expenses	296,169	321,367	(25,198)	(7.8)%
Operating income (loss):
Recovery division	116,623	105,206	11,417	10.9%
Healthy living division	8,750	21,533	(12,783)	(59.4)%

Operating income	$125,373	$126,739	$(1,366)	(1.1)%

(1)	Recovery division operating expenses for the year ended December 31, 2008 include $4.5 million of asset impairment.
(2)	Healthy living division operating expenses for the year ended December 31, 2009 include $2.2 million of asset impairment.

The following table compares key same facility statistics for the years ended December 31, 2009 and 2008:

	Years Ended December 31, Same Facility
	2009	2008	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$194,708	$201,837	(3.5)%
Patient Days	541,397	549,325	(1.4)%
Net revenue per patient day	$359.64	$367.43	(2.1)%
CTCs
Revenue (in thousands)	$112,698	$105,713	6.6%
Patient Days	9,427,599	9,008,216	4.7%
Net revenue per patient day	$11.95	$11.74	1.9%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$63,150	$77,584	(18.6)%
Patient Days	247,026	295,497	(16.4)%
Net revenue per patient day	$255.64	$262.56	(2.6)%
Outdoor programs
Revenue (in thousands)	$25,569	$35,711	(28.4)%
Patient Days	56,427	71,802	(21.4)%
Net revenue per patient day	$453.14	$497.35	(8.9)%
Weight management programs
Revenue (in thousands)	$25,416	$27,261	(6.8)%
Patient Days	85,314	94,131	(9.4)%
Net revenue per patient day	$297.91	$289.61	2.9%

On a same-facility basis, recovery division net revenue decreased $0.1 million, to $307.4 million from $307.6 million in the same period of 2008. This was due to an increase in revenues of $7.0 million within CTCs offset by a decrease of $7.1 million within residential facilities. Healthy living division same-facility revenue decreased $26.4 million, or 18.8%, to $114.1 million from $140.5 million in the same period of 2008. This was due to decrease in revenue of $14.4 million, $10.1 million and $1.8 million within the residential facilities, outdoor programs and the weight management programs, respectively.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses decreased $11.6 million due to decreases of $10.1 million and $1.5 million within residential facilities and CTCs, respectively. Healthy living division same-facility operating expenses decreased $13.6 million due to decreases in salary and benefits of $10.3 million and supplies, facilities and other operating costs of $5.8 million, offset by increases in depreciation and amortization of $0.5 million and asset impairment charge of $2.2 million.

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

Sources and Uses of Cash

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$46,489	$37,028	$24,176
Net cash used in investing activities	(22,623)	(12,378)	(39,645)
Net cash (used in) provided by financing activities	(21,737)	(22,208)	12,891

Net increase (decrease) in cash	$2,129	$2,442	$(2,578)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Cash provided from operating activities was $46.5 million in 2010 and $37.0 million in 2009. The $9.5 million increase in cash flows from operating activities in fiscal 2010 was the result of the following factors. Interest payments decreased to $39.1 million in 2010 from $42.7 million in 2009 due to lower interest rates and lower debt levels due to repayments during the year. Other changes totaling $1.7 million resulted from lower taxes payments during 2010 as compared to 2009, and the remainder was due to higher levels of operating profit year over year.

Cash used in investing activities was $22.6 million in 2010, compared to $12.4 million in 2009. The increase of $10.2 million in the cash used for investing activities during 2010 was due primarily to increases in capital expenditures and acquisitions of $9.0 million and $0.7 million, respectively, compared to 2009 as well as a decrease of $0.7 million in proceeds resulting from the sale in 2009 of four facilities classified as discontinued operations.

Cash used in financing activities was $21.8 million in 2010, compared to $22.2 million in 2009. The decrease of cash used in financing activities of $0.4 million was due primarily to lower outflows related to cash distributed to Parent of $0.4 million.

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

Financing and Liquidity

We intend to fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of December 31, 2010, our senior secured credit facility was comprised of a $398.3 million senior secured term loan facility due

February 6, 2013, and a $100.0 million revolving credit facility due February 6, 2012. At December 31, 2010, the revolving credit facility had $56.8 million available for borrowing, $34.0 million outstanding and classified on our balance sheet as long-term debt, and $9.2 million of letters of credit issued and outstanding. On January 20, 2011, we entered into an amendment agreement and further amended and restated our existing credit agreement (the “Second Amended and Restated Credit Agreement”) to extend the maturity on a substantial portion of the existing term loans and revolving line of credit and provide the Company with greater flexibility to amend and refinance our term loans and revolving line of credit in the future. Under the terms of the Second Amended and Restated Credit Agreement, the maturity date of an aggregate amount of $309.0 million of the existing term loans was extended from February 6, 2013 to November 16, 2015. The maturity date of an aggregate amount of $63.0 million of the existing revolving credit commitements was extended from February 6, 2012 to August 16, 2015, provided that if the non-extended term loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the extended term loans (November 16, 2015), then the maturity date of for the extended revolving credit commitments will be January 6, 2013. The reduction of $37.0 million in the amount of funds available to us under our revolving credit facility beyond February 6, 2012, will not have a significant impact on our ability to fund our short-term or long-term needs.

As part of the Transactions, we issued $200.0 million in aggregate principal amount of senior subordinated notes of which $177.3 million, excluding discount, remained outstanding at December 31, 2010. The senior subordinated notes mature on February 1, 2016.

We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing recovery and healthy living treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions, additions of property and equipment, or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. We expect to spend approximately $7.8 million for maintenance related expenditures and up to an additional $12.2 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of December 31, 2010, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

The interest rates under the Second Amended and Restated Credit Agreement are based on: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of (w) 4.50% for extended term loans and (x) 2.25% for non-extended term loans, subject to reduction to 2.00% contingent upon our achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s Investor Service, Inc. (“Moody’s”), (y) 4.00%, 3.75%, 3.50% or 3.25% for extended revolving credit commitments, based upon our leverage ratio being within certain defined ranges, and (z) 2.50%, 2.25%, 2.00% or 1.75% for non-extended revolving commitments, based upon our leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of (1) 3.50% for extended term loans, (2) 1.25% for non-extended term loans, subject to reduction to 1.00% contingent upon our achieving a corporate family rating of at least B1 (with stable or better outlook) from

Moody’s, (3) 3.00%, 2.75%, 2.50% or 2.25% for extended revolving commitments, based upon our leverage ratio being within certain defined ranges, and (4) 1.50%, 1.25%, 1.00% or 0.75% for non-extended revolving commitments, based upon our leverage ratio being within certain defined ranges.

Under the Second Amended and Restated Credit Agreement, in addition to certain customary administrative and other fees, on the last day of each calendar quarter we are required to pay each lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is equal to (i) 0.625% per annum with respect to the extended revolving credit commitments and (ii) 0.50% or 0.375%, based upon our leverage ratio being within certain defined ranges, with respect to the non-extended revolving credit commitments.

Funding Commitments

Certain agreements contain contingent earnout provisions that provide for additional payments if the acquisitions meet performance milestones as specified in the agreements. During the year ended December 31, 2008, the Company made payments of $2.9 million related to earnout provisions. During 2009, the Company paid $0.2 million due to buyout of an earnout commitment related to a 2008 acquisition. The Company is not subject to any future earnout repayment commitments at December 31, 2010.

Off-Balance Sheet Obligations

As of December 31, 2010, our off-balance sheet obligations consisted of $9.2 million in letters of credit and $0.5 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2010 after giving effect to the Second Amendment Agreement (dollars in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Term loans, including interest (i )	$475.4	$26.8	$115.7	$332.9	$—
Senior subordinated notes, including interest (ii)	282.1	19.1	38.1	38.1	186.8
Revolving line of credit, including interest (iii)	37.5	1.8	35.7	—	—
Seller notes, including interest (iv)	3.7	3.1	0.6	—	—
Operating leases	123.3	19.3	30.6	21.6	51.8
Consulting agreements and other service contracts	7.8	3.8	3.8	0.1	0.1
Liability for income taxes associated with uncertain tax positions	0.6	—	0.1	—	0.5

Total obligations	$930.4	$73.9	$224.6	$392.7	$239.2

(i)	Interest rate was calculated using published three month LIBOR at December 31, 2010 plus 4.5% and 2.25% for the extended and non-extended portion of term loans, respectively. This interest rate was 4.80% and 2.55% for the extended and non-extended portion of the term loans, respectively.
(ii)	Stated interest rate of 10.75% per the indenture.
(iii)	Interest rate was calculated using published one month LIBOR at December 31, 2010, plus 4.0%, which equals 4.30%.
(iv)	Includes $1.8 million of seller notes related to discontinued operations. These seller notes are presented on the balance sheet under current liabilities of discontinued operations.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our amended and restated senior secured credit facility. As of December 31, 2010 we have $398.3 million in term loans outstanding, bearing interest at variable rates. A hypothetical quarter point increase or decrease in market interest rates compared to the interest rates at December 31, 2010 would result in a $0.5 million change in annual interest expense on our term loans. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million, which bears interest at variable rates. Assuming the revolving line of credit is fully drawn, each quarter point change in interest rates compared to the interest rates at December 31, 2010 would result in an immaterial change in the annual interest expense on our revolving credit facility. In conjunction with our term loans, we entered into an interest rate swap agreement on February 28, 2006 in the amount of $115.0 million as provided under our credit agreement and retained in our amended and restated credit agreement to exchange floating for fixed interest rate payments to reduce interest rate volatility. The effective date of the swap agreement was March 31, 2006 and has a maturity date of March 31, 2011. At December 31, 2010, this swap agreement converts $10.0 million of our floating-rate debt to fixed-rate debt at 4.99%. On June 30, 2008, as provided for in the Credit Agreement and retained in the Amended and Restated Credit Agreement and Amendment No. 2, the Company entered into an interest rate swap agreement to provide for interest rate protection for an aggregate notional amount of $200.0 million. The effective date of the agreement is June 30, 2008 and has a maturity date of June 30, 2011. The Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the 200.0 million notional amount.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CRC Health Corporation:

We have audited the accompanying consolidated balance sheets of CRC Health Corporation and subsidiaries (the “Company”), (a wholly owned subsidiary of CRC Health Group, Inc.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRC Health Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009, and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 30, 2011

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,111	$4,982
Restricted cash	546	420
Accounts receivable, net of allowance for doubtful accounts of $5,044 in 2010 and $5,327 in 2009	32,706	31,558
Prepaid expenses	8,623	7,489
Other current assets	1,921	1,306
Income taxes receivable	259	676
Deferred income taxes	6,547	6,346
Current assets of discontinued operations	1,635	1,720

Total current assets	59,348	54,497
PROPERTY AND EQUIPMENT-Net	125,626	125,215
GOODWILL	521,807	573,594
INTANGIBLE ASSETS-Net	314,032	335,409
OTHER ASSETS-Net	19,411	19,619

TOTAL ASSETS	$1,040,224	$1,108,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,957	$3,011
Accrued liabilities	30,292	29,851
Current portion of long-term debt	11,111	8,814
Other current liabilities	18,305	25,992
Current liabilities of discontinued operations	3,619	2,114

Total current liabilities	68,284	69,782
LONG-TERM DEBT-Less current portion	598,915	622,262
OTHER LONG-TERM LIABILITIES	8,786	8,735
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,142	1,679
DEFERRED INCOME TAXES	105,256	117,334

Total liabilities	784,383	819,792

COMMITMENTS AND CONTINGENCIES (Note 12)
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized, issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	462,970	454,880
Accumulated deficit	(205,023)	(161,363)
Accumulated other comprehensive loss	(2,106)	(4,975)

Total CRC Health Corporation stockholder’s equity	255,841	288,542

Total equity	255,841	288,542

TOTAL LIABILITIES AND EQUITY	$1,040,224	$1,108,334

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
NET REVENUE:
Net client service revenue	$443,706	$427,744	$453,141

OPERATING EXPENSES:
Salaries and benefits	213,127	211,237	226,119
Supplies, facilities and other operating costs	129,846	122,333	133,765
Provision for doubtful accounts	7,175	7,772	6,402
Depreciation and amortization	21,496	22,845	21,968
Asset impairment	21,164	2,257	4,525
Goodwill impairment	52,723	30,497	142,238

Total operating expenses	445,531	396,941	535,017

OPERATING (LOSS) INCOME	(1,825)	30,803	(81,876)
INTEREST EXPENSE -Net	(42,780)	(44,158)	(54,104)
GAIN ON DEBT REPURCHASE	—	—	8,086
OTHER (EXPENSE) INCOME	(88)	(82)	1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(44,693)	(13,437)	(127,893)
INCOME TAX (BENEFIT) EXPENSE	(5,119)	4,128	(6,261)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(39,574)	(17,565)	(121,632)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($2,576) in 2010, ($5,073) in 2009, and ($10,870) in 2008, respectively)	(4,086)	(9,096)	(20,426)

NET LOSS	(43,660)	(26,661)	(142,058)
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(62)	(153)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(43,660)	$(26,599)	$(141,905)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(39,574)	$(17,508)	$(121,470)
DISCONTINUED OPERATIONS, NET OF TAX	(4,086)	(9,091)	(20,435)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(43,660)	$(26,599)	$(141,905)

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

			CRC Health Corporation Stockholder’s Equity
	Total	Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Series A Common Stock		Additional Paid-in Capital	Noncontrolling Interest
					Shares	Amount
BALANCE—December 31, 2007	$446,123	$1,653	$7,141	$—	1,000	$—	$438,608	$374
Comprehensive loss:
Net loss for the year ended December 31, 2008	(142,058)	(142,058)	(141,905)					(153)
Other comprehensive income, net of tax:
Unrealized loss on cash flow hedges, net of tax of ($4,161)	(6,289)	(6,289)		(6,289)

Other comprehensive income	(6,289)	(6,289)

Comprehensive loss	(148,347)	$(148,347)

Capital contributed by Parent, net	5,667						5,667

BALANCE—December 31, 2008	$303,443		$(134,764)	$(6,289)	1,000	$—	$444,275	$221

Noncontrolling interest buyout	(138)						21	(159)
Comprehensive loss:
Net loss for the year ended December 31, 2009	(26,661)	(26,661)	(26,599)					(62)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $865	1,314	1,314		1,314

Other comprehensive income	1,314	1,314

Comprehensive loss	(25,347)	$(25,347)

Capital contributed by Parent, net	10,584						10,584

BALANCE—December 31, 2009	$288,542		$(161,363)	$(4,975)	1,000	$—	$454,880	$—

Comprehensive loss:
Net loss for the year ended December 31, 2010	(43,660)	(43,660)	(43,660)					—
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax of $1,905	2,869	2,869		2,869

Other comprehensive income	2,869	2,869

Comprehensive loss	(40,791)	$(40,791)

Capital contributed by Parent, net	8,090						8,090

BALANCE—December 31, 2010	$255,841		$(205,023)	$(2,106)	1,000	$—	$462,970	$—

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,660)	$(26,661)	$(142,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,527	23,142	22,811
Amortization of debt discount and capitalized financing costs	4,244	4,290	4,536
Goodwill impairment	52,723	30,497	142,862
Asset impairment	21,164	11,500	30,836
Write-off of prior year paid acquisition costs	—	62	—
Gain on debt repurchase	—	—	(8,086)
Gain on interest rate swap agreement	(350)	(1,272)	(1)
Loss on sale of property and equipment	157	1,509	68
Loss on sale of discontinued operations	—	47	—
Provision for doubtful accounts	7,340	8,002	6,561
Stock-based compensation	2,277	5,541	6,026
Deferred income taxes	(14,184)	(7,253)	(19,756)
Changes in assets and liabilities:
Restricted cash	(126)	(420)	—
Accounts receivable	(8,299)	(8,771)	(5,655)
Prepaid expenses	(1,189)	44	(164)
Income taxes receivable and payable	6,003	3,812	1,395
Other current assets	(453)	(3,989)	494
Accounts payable	1,938	(3,189)	(803)
Accrued liabilities	733	1,216	(8,381)
Other current liabilities	(2,794)	(1,814)	(6,288)
Other long-term assets	(3,731)	375	(19)
Other long-term liabilities	3,169	360	(202)

Net cash provided by operating activities	46,489	37,028	24,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(21,988)	(12,999)	(25,279)
Proceeds from sale of property and equipment	81	148	188
Proceeds from sale of discontinued operations	—	732	—
Acquisition of businesses, net of cash acquired	(716)	—	(11,597)
Acquisition adjustments	—	(59)	(10)
Payments made under earnout arrangements	—	(200)	(2,947)

Net cash used in investing activities	(22,623)	(12,378)	(39,645)

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed to Parent	(10)	(412)	(359)
Capitalized financing costs	(93)	—	(338)
Repayments of capital lease obligations	—	(12)	(22)
Repurchase of long term debt	—	—	(13,607)
Borrowings under revolving line of credit	19,500	14,000	59,000
Repayments under revolving line of credit	(32,000)	(29,000)	(24,000)
Repayment of long-term debt	(9,134)	(6,550)	(7,783)
Noncontrolling interest buyout	—	(234)	—

Net cash (used in) provided by financing activities	(21,737)	(22,208)	12,891

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,129	2,442	(2,578)
CASH AND CASH EQUIVALENTS—Beginning of year	4,982	2,540	5,118

CASH AND CASH EQUIVALENTS—End of year	$7,111	$4,982	$2,540

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued in connection with earnout arrangements	$—	$—	$897

Note payable in connection to leasehold improvements	$—	$—	$374

Payable related to acquisition	$279	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$39,079	$42,707	$51,758

Cash paid for income taxes, net of refunds	$486	$2,164	$1,128

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

The Company delivers services through two divisions, the recovery division and the healthy living division. The recovery division provides substance abuse and behavioral disorder treatment services through its residential treatment facilities and outpatient treatment clinics. The healthy living division provides therapeutic and educational programs to underachieving young people through residential schools and wilderness programs. The healthy living division also provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities. The healthy living division and recovery division are also the Company’s two operating segments.

As of December 31, 2010, the recovery division, operates 30 inpatient, 20 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, and provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of December 31, 2010, the healthy living division, operates 24 adolescent and young adult programs in 8 states and provides a wide variety of therapeutic and educational programs for underachieving young people. Additionally, the healthy living division operates 18 weight management facilities in 8 states, one facility in the United Kingdom and one facility in Canada with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with the Company’s corporate offices in Cupertino, California, which provide management, financial, human resource and information system support).

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

Cash and Cash Equivalents — Cash includes amounts in demand accounts. At December 31, 2010 and 2009 substantially all cash was on deposit with financial institutions. Cash equivalents are short-term investments with original maturities of three months or less. Interest income for the years ended December 31, 2010, 2009 and 2008 was approximately $0.6 million, $0.1 million, and $0.1 million, respectively, and is recorded in interest expense on the consolidated statements of operations.

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

Long-Lived Assets — The Company tests its long-lived assets and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The long-lived and intangible assets are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

The Company’s analysis requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived and intangible assets for impairment.

Goodwill and Other Intangible Assets — The Company tests goodwill for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit, defined as an operating segment or one level below an operating segment, being tested to its carrying value. The goodwill impairment test is performed based on the reporting units that the Company has in place at the time of the test. The reporting units may change over time as the Company’s operating segments change, or the component businesses therein change, due to economic conditions, acquisitions, restructuring or otherwise. At the time of these events, the Company reevaluates its reporting units using the reporting unit determination guidelines. As necessary, goodwill is reassigned between the affected reporting units using a relative fair-value approach.

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

The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions at many points during the analysis. The Company’s estimated future cash flows are based on assumptions that are consistent with its annual planning process and include estimates for revenue and operating margins and future economic and market conditions. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities to determine the carrying values for each of its reporting units tested. Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors that could cause the Company to record additional goodwill impairment include, but are not limited to:

1.	Decreases in revenues or increases in operating costs

2.	Increases in the Company’s borrowing rates or weighted average cost of capital

3.	Increase in the blended tax rate

4.	Changes in working capital

5.	Significant alteration of market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

7.	Significant changes in perpetuity growth rate

The Company’s other indefinite lived intangible assets consist of trademarks and trade names, certificates of need, and regulatory licenses. The Company tests other indefinite lived intangible assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company applies a fair value-based impairment test to the net book value of other indefinite lived intangible assets using a combination of income and market approaches.

Impairment charges related to fixed asset, goodwill and intangible assets not subject to amortization are included in the consolidated statements of operations under goodwill impairment, asset impairment and discontinued operations. See Note 6.

Capitalized Financing Costs — Costs to obtain long-term debt financing are capitalized and amortized over the expected life of the debt instrument. As of December 31, 2010 and 2009, other assets include net capitalized financing costs of $10.8 million, and $14.7 million, respectively. Amortization expenses for the years ended December 31, 2010, 2009 and 2008 were $4.0 million, $4.1 million, and $4.2 million, respectively and are included in the Company’s consolidated statement of operations under interest expense.

Revenue Recognition — Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by the Company’s healthy living division consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, ranging between 2 and 16 months. Alumni fees revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the contracted life. The Company, from time to time, may provide charity care to a limited number of clients. The Company does not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

Advertising Costs — Advertising costs, included in supplies, facilities and other operating costs are expensed as incurred. Advertising costs for the years ended December 31, 2010, 2009 and 2008, were approximately $2.3 million, $4.0 million, and $4.1 million, respectively.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards, including employee stock options, based on the grant-date fair value. The Company estimates grant-date fair value of its awards by utilizing the Black Scholes Merton model for time-based awards and a closed-form lattice model for awards containing market conditions. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition.

Gain on Debt Repurchase — During the year ended December 31, 2008, the Company retired senior subordinated notes with a par amount of $22.7 million. Excluding immaterial transaction related costs, the Company realized a gain of $8.1 million from debt retirement activities. The Company did not have any debt retirement activities in 2010 or 2009.

Noncontrolling Interest — The Company, through the acquisition of Aspen Education Group, acquired a seventy-five percent interest in certain weight loss programs. Additionally, a former employee acquired a 10% interest in two healthy living division programs as a result of a prior agreement in place from the Aspen acquisition. The Company consolidates its investment for financial reporting purposes. Losses are allocated based upon the “at risk” capital of each limited liability partner member. Losses in excess of the “at risk” capital are allocated to the Company without regard to the percentage of ownership. The Company retained an option to buy-out the non-controlling interest of all above programs at a price to be calculated pursuant to the terms and conditions of the operating agreement. During the year ended December 31, 2009, the Company exercised its option to buy-out the non-controlling interests, related to the aforementioned two healthy living division programs, and paid a total consideration of $0.2 million.

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

The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes based on technical merits.

Restructuring and Discontinued Operations — The Company accounts for facility closures and restructuring costs in accordance with applicable accounting standards. The Company records an obligation for the estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs and other associated costs. Additionally, upon review of facility closures and those facilities held for sale, the Company assesses the classification of such facilities as discontinued operations.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Should the Company classify certain facility closures and facilities held for sale as discontinued operations, the facility operations related to closures and facilities held for sale are classified as discontinued operations on the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations are classified under assets and liabilities of discontinued operations on the Company’s consolidated balance sheets. See Note 18 and Note 19.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America. At times, deposits in these institutions may exceed federally insured limits. The Company’s accounts receivable are primarily derived from methadone treatment, detoxification, psychological evaluations, counseling, education, weight loss management and other related rehabilitation services provided to clients. As of December 31, 2010 and 2009, approximately 41.9% and 38.3% of gross accounts receivable and approximately 21.2% and 19.9% of net client service revenue, respectively, was derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectability of accounts receivable.

Interest Rate Swaps — Interest rate swaps are used exclusively in the management of the Company’s interest rate exposures and are recorded on the balance sheet at fair value. As part of its hedging strategy, the Company has designated its interest rate swaps as cash flow hedges.

The fair value of the interest rate swaps are estimated based upon terminal value models. The effective portions of changes in the fair value of the interest rate swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of the interest rate swap are recognized in earnings. Additionally, reclassifications of deferred gains or losses related to ineffectiveness of interest rate swaps, are recognized as interest expense on the consolidated statement of operations.

Other Comprehensive Income — Other comprehensive income (“OCI”) includes gains and losses that are excluded from net income and are recorded directly as a component of stockholders’ equity. For the years ended December 31, 2010, 2009 and 2008, the effective portion of changes in fair value of the interest rate swaps designated as cash flow hedges was recorded as other comprehensive income.

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

Student Loan Program — Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or patients (“the Borrowers”) who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of the Company’s programs. The Company initiated this program in response to the lack of credit availability for its students/patients, particularly in the healthy living division, to secure financing to access the Company’s services. The Board of Directors has approved a loan pool of up to $20.0 million.

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

The Company considers the purchase commitments as off-balance sheet arrangements and maintains restricted cash for the fulfillment of its Loan Program note purchase commitments. As of December 31, 2010, the Company had purchased approximately $10.8 million in Loan Program notes with a weighted average interest rate of 6.9% and a maximum remaining amortization period of 20 years. At December 31, 2010, the Company had $0.5 million of outstanding loan purchase commitments related to its Loan Program. Loan Program notes are recorded under other current assets and other assets on the Company’s consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity.

The Company maintains balances in its restricted cash account for the purchase of notes pursuant to the Agreement. Restricted cash is recorded on the Company’s consolidated balance sheets under restricted cash. At December 31, 2010 and 2009, the Company had $0.5 million and $0.4 million, respectively, classified as restricted cash under current assets on the Company’s consolidated balance sheets.

The Company has established a loan loss reserve to account for non-performing Loan Program notes. The Company has utilized a variety of data from the consumer and education loan industry to establish its initial loan loss reserve. On a periodic basis, the Company evaluates the adequacy of the allowance based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. At December 31, 2010 and 2009, the Company had recorded $0.9 million and $0.2 million, respectively, in loan loss reserves under other assets, net, on its consolidated balance sheets.

Recently Adopted Accounting Guidance — During the quarter ended March 31, 2010, the Company adopted updated authoritative guidance which amends and enhances disclosures about fair value measurements. The updated guidance required the addition of new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll forward. The amended guidance also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Guidance — In December 2010, the Financial Accounting Standards Board (“FASB”) issued changes to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This guidance is effective for fiscal years (and interim periods within those years) that begin after December 15, 2010. The Company is currently assessing the impact that the adoption of this guidance will have on its consolidated financial statements.

In December 2010, the FASB issued changes to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The adoption of the new disclosure requirements will not have a material impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued updated authoritative guidance which clarifies that health care entities should not net insurance recoveries against a related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010. A cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying the amendments in this guidance. Retrospective application and early adoption is permitted. The adoption of the guidance will not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued updated authoritative guidance which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For the Company, the new and amended disclosures that relate to information as of the end of a reporting period were effective for the first interim or annual reporting periods ending on or after December 15, 2010. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The adoption of the new disclosure requirements will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated authoritative guidance, which, among other things, requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The adoption of the new disclosure requirements will not have a material impact on the Company’s consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS

2010 Acquisitions

For the year ended December 31, 2010, the Company completed two acquisitions for a total purchase consideration of approximately $1.0 million. The acquisitions are intended to provide expansion of the Company’s services within the respective markets of the acquired facilities in the United States. The Company recorded $0.5 million and $0.4 million of goodwill within its recovery division and healthy living division, respectively, related to the acquisitions, all of which is expected to be deductible for tax purposes.

The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the acquired entities’ results of operations in the consolidated statements of operations from the date of each acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

2009 Acquisitions

The Company did not complete any acquisitions during the year ended December 31, 2009.

2008 Acquisitions

During the third quarter of 2008, we closed two acquisitions and paid approximately $11.6 million in cash. The acquisitions are intended to provide expansion of our services within the respective corresponding markets of the acquired facilities in the United States.

The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values. We have included the acquired entities’ results of operations in the consolidated statements of operations from the date of each acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. BALANCE SHEET COMPONENTS

Balance sheet components at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Accounts receivable—gross	$37,750	$36,885
Less allowance for doubtful accounts	(5,044)	(5,327)

Accounts receivable—net	$32,706	$31,558

Other assets-net:
Capitalized financing costs—net	$10,776	$14,663
Deposits	662	925
Note receivable	7,973	4,031

Total other assets-net	$19,411	$19,619

Accrued liabilities:
Accrued payroll and related expenses	$10,796	$8,698
Accrued vacation	4,596	4,615
Accrued interest	8,153	8,019
Accrued expenses	6,747	8,519

Total accrued liabilities	$30,292	$29,851

Other current liabilities:
Deferred revenue	$10,600	$9,650
Client deposits	3,604	4,130
Interest rate swap liability	3,535	8,659
Other liabilities	566	3,553

Total other current liabilities	$18,305	$25,992

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Allowance for Doubtful Accounts
Balance—beginning of the period (1)	$5,309	$5,344	$6,849
Provision for doubtful accounts	7,175	7,839	6,492
Write-off of uncollectible accounts	(7,440)	(7,856)	(7,932)

Balance—end of the period	$5,044	$5,327	$5,409

(1)	Beginning balance for the years ended December 31, 2010, 2009 and 2008 has been adjusted to exclude accounts receivable related to discontinued operations.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Land	$21,373	$21,373
Building and improvements	79,860	74,551
Leasehold improvements	19,203	23,181
Furniture and fixtures	12,639	12,404
Computer equipment	12,369	10,855
Computer software	17,472	11,332
Motor vehicles	5,660	5,911
Field equipment	2,634	2,782
Construction in progress	8,370	6,363

	179,580	168,752
Less accumulated depreciation	(53,954)	(43,537)

Property and equipment—net	$125,626	$125,215

Depreciation expense was $15.0 million, $15.6 million, and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Asset impairment

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. At June 30, 2010, the Company tested the fixed assets within its healthy living division at the facility level for impairment. For the three months ended June 30, 2010, the Company recognized a non-cash impairment charge of $4.0 million related to impairment of property and equipment which was included in the consolidated statements of operations as asset impairment.

The operations and enrollment of the Aspen programs within the Company’s healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, the Company has more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to negative results in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. This triggering event caused the Company to test the fixed assets within its healthy living division for impairment. For the three months ended September 30, 2010, the Company recognized a non-cash impairment charge of $1.8 million related to impairment of property and equipment which is included in the consolidated statements of operations as asset impairment.

At December 31, 2010, the Company recognized a non-cash impairment charge of $0.5 million related to certain Aspen facilities that under-performed relative to forecast during the fourth quarter. This charge is included in the consolidated statement of operations as asset impairment. For the years ended December 31, 2010, 2009 and 2008, the Company had recognized non-cash impairment charges of $6.3 million, $0.2 million

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $3.0 million, respectively related to the impairment of property and equipment. The property and equipment impairment charge in 2008 was recorded in the Company’s consolidated statements of operations under discontinued operations.

6. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segment for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Recovery		Healthy Living		Total
	2010	2009	2010	2009	2010	2009
Balance as of January 1
Goodwill	$502,168	$502,155	$244,785	$244,785	$746,953	$746,940
Accumulated impairment losses	(624)	(624)	(172,735)	(142,238)	(173,359)	(142,862)

Balance as of January 1	501,544	501,531	72,050	102,547	573,594	604,078
Activity during the year:
Goodwill additions	503	—	433	—	936	—
Goodwill impairment	—	—	(52,723)	(30,497)	(52,723)	(30,497)
Goodwill related to earn-outs	—	200	—	—	—	200
Goodwill related to sale of facilities	—	(236)	—	—	—	(236)
Goodwill adjustments	—	49	—	—	—	49

Balance as of December 31
Goodwill	502,671	502,168	245,218	244,785	747,889	746,953
Accumulated impairment losses	(624)	(624)	(225,458)	(172,735)	(226,082)	(173,359)

Balance as of December 31	$502,047	$501,544	$19,760	$72,050	$521,807	$573,594

Goodwill impairment

2010 Goodwill Impairment — As of September 30, 2010, as a result of the economic conditions and their adverse impact on the Aspen business and its long term growth prospects, the Aspen reporting unit could no longer be aggregated with the weight management reporting unit within the healthy living division for goodwill impairment testing purposes. It was determined that healthy living division had two reporting units within its segment: Aspen and weight management. The Aspen reporting unit encompasses short-term and long term therapeutic programs for adolescents with behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs and depression. The weight management reporting unit offers a number of different types of weight management programs for adults and adolescents and a full range of services for anorexia nervosa, bulimia nervosa, binge eating and related disorders. The Company’s three reporting units as of December 31, 2010 are recovery, Aspen and weight management.

During 2010, the Company tested its recovery reporting unit for possible impairment in accordance with its annual goodwill impairment testing policy. The Company determined that the fair value of its recovery reporting unit exceeded its carrying value. As a result of the impairment testing, the Company established that the second step of goodwill impairment testing was not required for its recovery reporting unit.

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test its healthy living division in advance of the annual goodwill impairment test date. The Company recognized a non-cash impairment charge of $43.7 million during the three months ended June 30, 2010.

The operations and enrollment of the Aspen programs within the Company’s healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, the Company has more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to results below previous estimates in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. This triggering event caused the Company to test Aspen’s goodwill for impairment. For the three months ended September 30, 2010, the Company recognized a non-cash impairment charge of $9.1 million related to impairment within the Aspen reporting unit of healthy living division to write off all remaining goodwill in the Aspen reporting unit. For the year ended December 31, 2010, the Company recognized non-cash impairment charges of $52.7 million related to the impairment of goodwill for the healthy living division, including Aspen. Goodwill impairment charges for 2010 are reflected as goodwill impairment within continuing operations in the consolidated statement of operations.

At September 30, 2010, the Company tested its weight management reporting unit for possible impairment in accordance with its goodwill impairment policy. The Company determined that the fair value of its weight management reporting unit exceeded its carrying value and the Company determined that the second step of goodwill impairment testing was not required for its weight management reporting unit.

2009 Goodwill Impairment — During 2009, the Company tested its recovery reporting unit for possible impairment in accordance with its annual goodwill impairment testing policy. The Company determined that the fair value of its recovery reporting unit exceeded its carrying value. As a result of the impairment testing, the Company established that the second step of goodwill impairment testing was not required for its recovery reporting unit.

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

Goodwill related to earnouts

Certain acquisition agreements contain contingent earnout provisions that provide for additional consideration to be paid to the sellers if the results of the acquired entity’s operations exceed negotiated benchmarks. During the year ended December 31, 2009, the recovery unit recorded $0.2 million, respectively in additional goodwill related to earnouts. There were no such earnouts recorded during 2010 and 2008.

During the year ended December 31, 2008, the healthy living reporting unit recorded $0.6 million in additional goodwill as a result of one of the entities meeting the benchmarks.

Goodwill related to sale of facilities

During the year ended December 31, 2009, the Company completed the sale of four facilities within its recovery reporting unit which were classified as held for sale at December 31, 2008. The Company allocated approximately $0.2 million of goodwill to the facilities upon completion of the sales. There were no such transactions during 2010 or 2008.

Goodwill adjustments

For the year ended December 31, 2009, goodwill adjustments include an immaterial correction to an acquisition completed in 2007. For the year ended December 31 2008, goodwill adjustments include a $1.8 million correction related to an above market lease from an acquisition completed in 2007 and a $2.5 million correction of estimated deferred tax benefits related to acquisitions occurring in 2006. There were no such adjustments recognized during 2010.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Total intangible assets at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31, 2010				December 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$20,834	$(4,297)	$16,537	20 years	$29,695	$(4,632)	$25,063
Accreditations	20 years	8,899	(1,835)	7,064	20 years	14,144	(2,219)	11,925
Curriculum	20 years	5,483	(1,131)	4,352	20 years	7,425	(1,159)	6,266
Government including Medicaid contracts	15 years	34,967	(11,463)	23,504	15 years	34,967	(9,131)	25,836
Managed care contracts	10 years	14,400	(7,080)	7,320	10 years	14,400	(5,640)	8,760
Managed care contracts	5 years	100	(65)	35	5 years	100	(45)	55
Core developed technology	5 years	2,704	(2,663)	41	5 years	2,704	(2,122)	582
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization:		$87,539	$(28,686)	58,853		$103,587	$(25,100)	78,487

Intangible assets not subject to amortization:
Trademarks and trade names				173,078				174,821
Certificates of need				44,600				44,600
Regulatory licenses				37,501				37,501

Total intangible assets not subject to amortization				255,179				256,922

Total intangible assets				$314,032				$335,409

Amortization expense related to intangible assets subject to amortization was $6.5 million, $7.3 million and $8.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible assets subject to amortization

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of the healthy living division each of which affect both admissions and pricing. This triggering event caused the Company to test the finite-lived intangible assets within its healthy living division for impairment. For the three months ended June 30, 2010, the Company recognized a non-cash impairment charge of $11.0 million related to the finite-lived intangible assets which was included in the consolidated statements of operations as asset impairment.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, during the three months ended June 30, 2010, the Company consolidated programs offered at two of its facilities within its healthy living division. As a result, the Company recognized a non-cash impairment charge of $1.3 million related to finite-lived intangible assets of one of the programs. These impairment charges are included in the consolidated statements of operations as asset impairment.

The operations and enrollment of the Aspen programs within the Company’s healthy living division are highest in the summer months. Additionally, the Aspen programs have limited leading indicators regarding performance. As a result, the Company has more information in late summer and early fall around Aspen’s performance, which came in below the performance levels expected in July and August 2010. At the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to negative results in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. This triggering event caused the Company to test the finite-lived intangible assets within its healthy living division for impairment. For the three months ended September 30, 2010, the Company recognized a non-cash impairment charge of $0.7 million related to impairment of finite-lived intangible assets.

At December 31, 2010, the Company recognized a non-cash impairment charge of $0.2 million related to certain Aspen facilities that under-performed relative to forecast during the fourth quarter. This charge is included in the consolidated statements of operation as asset impairment. For the year ended December 31, 2010, the Company had recognized non-cash impairment charges of $13.2 million related to the impairment of finite-lived intangible assets.

During 2009, the Company recognized non-cash impairment charges of $8.1 million related to impairment of finite-lived intangible assets. Of the total impairment charges, $6.1 million was due to the Company’s decision to close four of its healthy living program facilities and was included under asset impairment in the consolidated statement of operations under results from discontinued operations. The remaining impairment charge of $2.0 million was due to impairment testing during the year within the healthy living division and was included in the consolidated statement of operations under asset impairment.

During 2008, as a result of impairment testing during the year, the Company recognized non-cash impairment charges of $16.9 million related to finite-lived intangible assets. The impairment charges were recognized in the consolidated statement of operations under discontinued operations.

Estimated future amortization expense related to the finite-lived intangible assets at December 31, 2010 is as follows (in thousands):

Fiscal Year
2011	$5,605
2012	5,558
2013	5,543
2014	5,543
2015	5,543
Thereafter	31,061

Total	$58,853

Intangible assets not subject to amortization

During the second quarter of 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for the healthy living division. Accordingly, the Company

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that certain indefinite-lived intangible assets were impaired and recognized an impairment charge of $1.5 million during the three months ended June 30, 2010. Additionally, the Company recognized an impairment charge of $0.2 million due to the Company’s decision to consolidate programs offered at two of its facilities within its healthy living division. Charges related to impairment of indefinite-lived intangible assets are included in the Company’s consolidated statements of operations as asset impairment.

As described above, under “2010 Goodwill Impairment” section, at the end of the third quarter of 2010, the Company reviewed actual results for graduation, admissions, and average length of stay in the Aspen programs relative to its prior forecast and fiscal year budget. In response to results below previous estimates in these areas, the Company further lowered its view of forecasted future cash flows for the Aspen programs within its healthy living division. Based on the results of a fair value assessment of the indefinite lived intangible assets at September 30, 2010, no impairment was recognized for them during the three months ended September 30, 2010.

For the year ended December 31, 2010, the Company recognized a non-cash impairment charge of $1.7 million related to impairment of intangible assets not subject to amortization. This charge is included in the Company’s consolidated statements of operations as asset impairment.

During 2009, the Company recognized non-cash impairment charges of $3.2 million related to impairment of indefinite-lived intangible assets. These impairment charges were based on the Company’s decision to close four of its healthy living program facilities and were included under asset impairment in the consolidated statement of operations under results from discontinued operations.

During 2008, as a result of impairment testing during the year, the Company recognized non-cash impairment charges of $10.9 million related to finite-lived intangible assets. Of the total impairment charges, $4.5 million of charges related to intangible assets not subject to amortization are recognized in continuing operations on the Company’s consolidated statement of operations under asset impairment. The remaining impairment charges are recognized in discontinued operations.

7. INCOME TAXES

The provision for income taxes attributable to loss from continuing operations consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$5,292	$5,691	$269
State	2,639	2,176	2,354

Total Current	7,931	7,867	2,623

Deferred:
Federal	(9,957)	(3,183)	(8,141)
State	(3,093)	(556)	(743)

Total Deferred	(13,050)	(3,739)	(8,884)

Income tax expense (benefit) from continuing operations	$(5,119)	$4,128	$(6,261)

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the effective tax rate for continuing operations is summarized in the following table:

	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.0%	(12.1)%	(0.6)%
Goodwill impairment	(32.0)%	(61.5)%	(28.2)%
Non deductible expenses	1.2%	1.4%	(0.2)%
Prior year provision true-ups	2.2%	1.4%	(0.3)%
Release of tax reserve	1.2%	—	0.0%
Change in valuation allowances for NOL	—	1.8%	(1.0)%
Worthless stock loss	2.9%	—	—
Other	—	3.3%	0.2%

Effective tax rate from continuing operations—(expense)/benefit	11.5%	(30.7)%	4.9%

Deferred tax — Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purpose and the amounts used for income tax purpose. The tax effects of items comprising current deferred income taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Reserves and allowances	$9,427	$6,491
Net operating loss carryforwards	5,758	5,431
Research credits	—	1,068
Acquisition costs	2,646	2,674
Stock based compensation	8,666	7,850
Charitable contributions	—	109
State taxes	46	351
Interest rate swap	1,406	3,451

Gross deferred tax assets	$27,949	$27,425
Valuation allowance	(6,438)	(5,763)

Total deferred tax assets	$21,511	$21,662

Deferred tax liabilities:
Acquired intangible assets	$(123,317)	$(130,096)
Depreciation and amortization	6,855	(1,223)
Flow through entity	(3,758)	(1,331)

Gross deferred tax liabilities	$(120,220)	$(132,650)

Total net deferred tax liabilities	$(98,709)	$(110,988)

Current net deferred tax assets	$6,547	$6,346
Non-current net deferred tax liabilities	$(105,256)	$(117,334)

At December 31, 2010, the Company had $3.6 million and $83.8 million of U.S. federal and state net operating loss carry-forwards, respectively, available to offset future taxable income. If not utilized, these net operating loss carry-forwards will expire in varying amounts beginning in 2020 for U.S. federal income taxes and

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 for state income taxes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. At December 31, 2010, a portion of the Company’s net operating loss and credit carry forwards may be subject to such limitations.

At December 31, 2010, the Company utilized $0.3 million of state research and development credit to offset the state tax liability. The Company does not have any remaining state research and development credit to carry forward to the future.

As of December 31, 2010, the Company utilized $1.1 million of federal alternative minimum tax credit, which had been carried forward to offset the federal regular tax liability. The ending balance of federal alternative minimum tax credit is zero at December 31, 2010.

Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. The Company evaluated the need for a valuation allowance against deferred tax assets, and recorded a valuation allowance of $6.4 million and $5.8 million at December 31, 2010 and 2009, respectively.

The Company’s income tax returns are audited by federal and various states tax authorities. The Company is currently under examination by various states jurisdictions for various tax years. The Company periodically evaluates its exposures associated with its tax filing positions.

Income Tax related to Impairments — During the year ended December 31, 2010, the Company recognized a total of $ 73.9 million in impairments related to goodwill, intangible assets, and fixed assets. Of the $73.9 million in impairments, $67.6 million was related to impairment of goodwill and other intangibles. The remaining $6.3 million was related to fixed asset impairments.

Of the $67.6 million in impairments related to goodwill and other intangibles, $40.8 million represents goodwill that is non-deductible for income tax purpose, resulting in an increase to federal income expense of $14.3 million. The $14.3 million increase in federal income tax expense affected the Company’s effective tax rate by 32.0%. The $14.3 million income tax expense is related to continuing operations.

Of the total impairments, $33.0 million impairment generated approximately $11.6 million of income tax benefits in the form of future tax deductions.

During the year ended December 31, 2009, the Company recognized a total of $42.0 million in impairments related to goodwill, intangible assets, and fixed assets. Of the $42.0 million in impairment, $41.8 million was related to impairment of goodwill and other intangible. The remaining $0.2 million was related to fixed asset impairments.

Of the $41.8 million in impairments related to goodwill and other intangibles, $23.6 million represents goodwill that is non-deductible for income tax purpose, resulting in an increase to federal income expense of $8.3 million. The $8.3 million increase in income tax expense reduced the income tax benefit to the Company’s total effective tax rate by 60.1%. The $8.3 million was related to continuing operations.

Of the total impairments, $41.8 million impairment generated approximately $7.0 million of income tax benefits in the form of future tax deductions.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrecognized tax benefits — At December 31, 2010, the Company’s total unrecognized tax benefits were approximately $0.6 million exclusive of interest and penalties described below. Included in this amount is approximately $0.5 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. The Company realized $0.5 million unrecognized tax benefit due to 2006 IRS audit close at the beginning of the year.

The Company recognizes interest related to unrecognized tax benefits within the income tax expenses line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. At December 31, 2010 and 2009, the Company had an insignificant amount and $0.3 million accrued for estimated interest and penalties.

The Company is no longer subject to U.S. federal, state and local income tax audits by taxing authorities for tax years through 2005. The tax years 2006 through 2009 remain subject to examination by major taxing jurisdictions to which the Company is subject, in the United States. The statute of limitations for the Company’s federal and certain state net operating losses relative to net operating loss carryovers has not expired for tax years 2001 and after.

The Company’s roll forward of its total gross unrecognized tax benefit liabilities for the years ended December 31, 2010, 2009 and 2008 (in thousands) is as follows:

	2010	2009	2008
Balance as of January 1,	$1,081	$1,097	$1,075
Tax positions related to
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	112
Reductions	—	—	—
Settlements	(403)	—	—
Lapse of statute of limitations	(60)	(16)	(90)

Balance as of December 31,	$618	$1,081	$1,097

8. LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Term loans	$398,305	$405,649
Revolving line of credit	34,000	46,500
Senior subordinated notes, net of discount of $1,342 in 2010 and $1,606 in 2009	175,954	175,690
Seller notes	1,680	3,116
Note payable, leasehold improvement	87	121

Total debt	610,026	631,076
Less current portion	(11,111)	(8,814)

Long-term debt—less current portion	$598,915	$622,262

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Loans and Revolving Line of Credit — On February 6, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of institutional lenders and financial institutions. The Credit Agreement provided for financing of $245.0 million in senior secured term loans and $100.0 million of revolving line of credit. On November 17, 2006, concurrent with the Aspen Education Group acquisition, the Company amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provided for financing of $419.3 million in senior secured term loans (“Term Loans”) and $100.0 million of revolving line of credit. The Company borrowed $175.5 million in senior secured term loans upon execution of the amendment. Effective April 16, 2007, the Company entered into Amendment No. 2 (“Amendment No. 2”) that amended the Company’s Amended and Restated Credit Agreement. On January 20, 2011, the Company entered into an amendment agreement and further amended and restated the Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) to extend the maturity of a substantial portion of the Term Loans and revolving line of credit and provide the Company with greater flexibility to amend and refinance its Term Loans and revolving line of credit in the future. Certain financial covenants were also amended.

Term Loans — At December 31, 2010, the Term Loans were subject to the terms of the Amended and Restated Credit Agreement, as amended by Amendment No. 2. Interest was payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25% , subject to reduction to 2.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.25% subject to reduction to 1.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s. At December 31, 2010, the entire amount of Term Loans consisted of LIBOR loans and the interest rate thereon was 2.553%. At December 31, 2010, the aggregate amount of $398.3 million was payable in quarterly principal installments of $1.0 million through December 31, 2012 with the remainder due on the maturity date of February 6, 2013. The Company was subject to compliance with certain restrictive financial covenants that limited the amount of capital expenditures the Company may make on an annual basis and required the Company to maintain certain debt to income ratios and interest coverage ratios. The Company was in compliance with all such covenants as of December 31, 2010. The principal balance outstanding at December 31, 2010 was $398.3 million.

Under the Amended and Restated Credit Agreement, the Company was required to apply a certain portion of excess cash to the principal amount of the Term Loans. Excess cash under the Credit Agreement was defined as net income attributable to the Company adjusted for certain cash and non-cash items.

Key provisions of the Term Loans that were extended pursuant to the Second Amended and Restated Credit Agreement (“Extended Term Loans”) and those that were not (“Non-Extended Term Loans”) are summarized below.

Non-Extended Term Loans: The aggregate amount of $89.3 million is payable in quarterly principal installments of $0.2 million over the payment period March 31, 2011 through December 31, 2012, with the remainder on February 6, 2013. Interest is payable quarterly at the rates applicable under Amendment No. 2.

Extended Term Loans: The aggregate amount of $309.0 million is payable in quarterly principal installments of $0.8 million over the payment period March 31, 2011 through September 30, 2015, with the remainder due on the maturity date of November 16, 2015. Interest is payable quarterly and rates are based on (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%.

Revolving Line of Credit — At December 31, 2010, the revolving line of credit was subject to the terms of the Amended and Restated Credit Agreement. Interest was payable at (i) for LIBOR loans of any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.50%, 2.25%, 2.00% or 1.75%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.50%, 1.25%, 1.00% or 0.75%, based upon the Company’s leverage ratio being within certain defined ranges. In addition, on the last day of each calendar quarter the Company was required to pay each lender a commitment fee in respect of any unused commitments under the revolving line of credit, which was equal to 0.50% or 0.375%, based upon the Company’s leverage ratio being within certain defined ranges. Maximum borrowings were not to exceed $100.0 million, and principal was payable at the Company’s discretion based on available operating cash balances, with any outstanding borrowings due on the maturity date of February 6, 2012. At December 31, 2010, the outstanding balance under the revolving line of credit was $34.0 million, the entire amount of which consisted of LIBOR loans, and the interest rate thereon was payable at LIBOR rate plus 2.50%. Based on periodic review of its debt structure, the Company determined it appropriate to classify $34.0 million related to the revolving line of credit as long-term debt as the Company does not intend to repay such amount in 2011. From time to time the revolving line of credit may include one or more swing line loans that are base rate loans or one or more letters of credit (“LCs”). At December 31, 2010, the Company did not have any swing line loans outstanding. The aggregate amount of LCs outstanding at December 31, 2010 was $9.2 million with interest payable quarterly at the applicable LIBOR rate described above in this paragraph. The LCs secured various liability and workers’ compensation policies in place for the Company and its subsidiaries. The Company has historically and currently intends to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, the Company expects that future financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding.

Key provisions of the revolving line of credit commitments that were extended pursuant to the Second Amended and Restated Credit Agreement (“Extended Revolving Line of Credit”) and those that were not extended (“Non-Extended Revolving Line of Credit”) are summarized below.

Non-Extended Revolving Line of Credit: The aggregate commitments of $37.0 million mature on February 6, 2012. Interest and commitment fees are payable quarterly at the rates applicable to the revolving line of credit under the Amended and Restated Credit Agreement.

Extended Revolving Line of Credit: The aggregate commitments of $63.0 million mature on August 16, 2015 provided that if any Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Subordinated Notes — On November 16, 2006, the Company issued $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016. Interest is payable semiannually beginning August 1, 2006. The Notes were issued at a price of 98.511%, resulting in $3.0 million of original issue discount. The Company may redeem some or all of the Notes on or prior to February 1, 2011 at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a “make-whole” premium as of, and accrued and unpaid interest to, the applicable redemption date . On and after February 1, 2011, the Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

Year	Percentage
2011	105.375%
2012	103.583%
2013	101.792%
2014 and thereafter	100.000%

If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes at 101% of their face amount, plus accrued and unpaid interest. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s wholly owned subsidiaries that guarantee the Company’s Term Loans and Revolving Line of Credit.

During the year ended December 31, 2008, the Company retired senior subordinated notes with a par amount of $22.7 million. Excluding immaterial transaction related costs, the Company realized a gain of $8.1 million related to debt retirement activities, which is included in gain on debt repurchase on the Company’s consolidated statement of operations.

Seller Notes — Represents notes payable for amounts owed by the Company to former shareholders of business acquired related to the achievement of certain earnout obligations. Interest rates on these notes range from 7.00% to 10.25%. Principal and interest are payable quarterly through January 2012.

Interest expense (gross) on total debt was $43.7 million, $45.7 million and $54.9 million for the year ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, without giving effect to the Second Amendment Agreement, currently scheduled principal payments of total long-term debt, excluding discount on senior subordinated notes, are as follows (in thousands):

Total
2011	$11,111
2012	34,332
2013	388,629
2014	—
2015	—
Thereafter	177,296

Total	$611,368

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2010, the Company had two outstanding interest rate derivatives with a combined $210.0 million in notional amounts that were designated as cash flow hedges of interest rate risk. One of the derivatives (the “2006 Swap”) with a maturity date of March 31, 2011, converts $10.0 million of its floating-rate debt to fixed-rate debt at 4.99%. For the second derivative (the “2008 Swap”) with a maturity date of June 30, 2011, the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million notional amount.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded an unrealized gain of $0.4 million, net of tax and an unrealized gain of $1.3 million, net of tax, and an unrealized loss of $6.3 million, net of tax, respectively, related to its cash flow hedges. Unrealized gains and losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income. See Note 11.

At June 30, 2008, the 2006 Swap had not been designated as a qualifying hedge. On July 1, 2008 (the “off-market” date) the Company designated the 2006 Swap as a qualifying cash flow hedge. During the three months ended December 31, 2009, the Company reclassified $1.3 million related to 2006 Swap hedge ineffectiveness from other comprehensive income to earnings. During the year ended December 31, 2010, the Company reclassified $0.4 million related to 2006 Swap hedge ineffectiveness from other comprehensive income to earnings. The reclassification of hedge ineffectiveness relates to unrealized gains being deferred in other comprehensive income that represent changes in fair value of the 2006 Swap. The reclassification from other comprehensive income to earnings represents a favorable increase to earnings, before taxes, and is recorded in interest expense in the Company’s consolidated statements of operations.

During 2008, the Company recognized a $0.3 million loss in cumulative hedge ineffectiveness of the 2006 Swap which was recorded in interest expense on the Company’s consolidated statement of operations. For the six months ended June 30, 2008, and prior to the off-market date, the Company recognized an immaterial loss for the 2006 Swap.

For the years ended December 31, 2010, 2009 and 2008, there was no hedge ineffectiveness related to the 2008 Swap.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3.6 million of the effective portion of its derivatives will be reclassified as an increase to interest expense.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the fair value of the Company’s derivative financial instruments at December 31, 2010 and 2009 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$3,535	$8,659

Total derivatives designated as hedging instruments		$3,535	$8,659

The table below presents the before-tax effect of the Company’s derivative financial instruments for the years ending December 31, 2010 and 2009 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest Rate Swaps	$(3,112)	$(5,101)	Interest expense	$(7,887)	$(7,279)	Interest expense	$(1)	$536

Credit-Risk-Related Contingent Features

The Company has agreements with one of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

At December 31, 2010, the liability due to counterparties to the derivative agreements is $3.7 million, which includes accrued interest but excludes any adjustment for nonperformance risk (“credit valuation adjustments”). As of December 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2010, it may be required to settle its obligations under the agreements at their termination value of $3.7 million. At December 31, 2010, the Company was in compliance with all agreements related to its debt and derivatives.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at December 31, 2010 and 2009. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

The following table presents the non-financial assets that were measured and recorded at fair value on a non-recurring basis during the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Property and equipment	$6,298	1,110	$—	$—	$1,110
Referral network	7,245	151	—	—	151
Accreditation	4,290	89	—	—	89
Curriculum	1,587	146	—	—	146
Trademarks and trade names	1,744	7,046	—	—	7,046
Goodwill—healthy living division	52,723	19,760	—	—	19,760

Total	$73,887	28,302	$—	$—	$28,302

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2010, the estimated fair value of the assets was determined based on level 3 inputs.

Fair Value of Financial Instruments

Financial instruments not measured on a recurring basis include cash, restricted cash, accounts receivable, accounts payable, loan program notes and long-term debt. With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	December 31, 2010		December 31, 2009
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$7,949	$6,028	$3,821	$3,872

Total Assets	$7,949	$6,028	$3,821	$3,872

Liabilities
Senior subordinated notes	$175,954	$187,232	$175,690	$156,570
Term loan	$398,305	$377,778	$405,649	$358,568

Total Liabilities	$574,259	$565,010	$581,339	$515,138

Loan program notes are measured at their estimated fair market value measured primarily based on securitization market conditions for similar loans. The Company’s senior subordinated notes are measured at fair based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments on the Company’s term loans. For the year ended December 31, 2010, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of accumulated other comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 is comprised of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net loss	$(43,660)	$(26,661)	$(142,058)
Other comprehensive income (loss):
Net change in unrealized gain/(loss) on cash flow hedges (net of tax of $1,905 in 2010, $865 in 2009, and ($4,161) in 2008)	2,869	1,314	(6,289)

Total comprehensive loss	$(40,791)	$(25,347)	$(148,347)

Comprehensive loss attributable to noncontrolling interest	$—	$(62)	$(153)

Comprehensive loss attributable to CRC Health Corporation	$(40,791)	$(25,285)	$(148,194)

12. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases various office space, clinic offices, facilities and equipment under non-cancelable operating leases throughout the United States with various expiration dates through November 2026. Rent expense was $20.1 million, $19.4 million and $22.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company earned $0.4 million, $0.4 million, and $0.5 million in sublease rental income for the years ended December 31, 2010, 2009 and 2008, respectively. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. The Company is party to certain related party leases as a result of the Company’s acquisitions (see Note 16). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the clinic offices and facility leases.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

	Third Party Operating Lease Payments	Related Party Operating Lease Payments	Total Operating Lease Payments
2011	$16,563	$2,706	$19,269
2012	14,172	2,241	16,413
2013	12,133	2,019	14,152
2014	10,160	1,693	11,853
2015	8,760	979	9,739
Thereafter	43,064	8,767	51,831

Total minimum lease payments	$104,852	$18,405	$123,257

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

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Self-Insurance Plans — Effective May 2004, the Company established a self-insurance program for workers’ compensation benefits for employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and include an estimate of costs for claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. Insurance coverage in excess of the per occurrence self-insurance retention has been secured with insurers for specified amounts. The reserve for self-insured workers’ compensation claims was $3.3 million and $3.2 million at December 31, 2010 and 2009, respectively, and is included in accrued liabilities on the consolidated balance sheets.

The Company maintains a self-insurance program for employee group health insurance to consolidate both self-insured and insured plans that had been in existence previously. The self-insured group health plan covers approximately 68% of our employees enrolled in group health plans. The remaining approximate 32% of our employees enrolled in group health plans are covered through health maintenance organizations. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The reserve for self-insured health insurance claims totaled $1.9 million and $2.1 million at December 31, 2010 and 2009, respectively, and is included in accrued liabilities on the consolidated balance sheets.

Litigation — The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

Loan Program — At December 31, 2010, the Company had $0.5 million in loan purchase commitments related to its Loan Program.

13. STOCKHOLDER’S EQUITY

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2010 and are held by the Group.

Voting — Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Contributed by Parent

As discussed in Note 1, the Company is a wholly owned subsidiary of the Group. Contributions from and distributions to the Group are reflected as capital contributed by Parent, net on the Company’s consolidated statement of changes in equity. During the years ended December 31, 2010, 2009, and 2008, the Company recorded capital contributions from the Parent of $8.1 million, $10.6 million and $5.7 million, respectively.

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

The Company recognizes stock-based compensation in conjunction with stock options issued by the Group. Stock-based compensation is primarily related to employees of the Company who have received options to purchase Group stock. Stock-based compensation expense associated with these grants is recorded as a capital contribution from the Parent. For the years ended December 31, 2010, 2009, and 2008, the Company recognized $2.3 million, $5.5 million and $6.0 million in non-cash capital contributions from the Parent.

During the years ended December 31, 2010, 2009 and 2008, the Company received an immaterial amount for 2010 and 2009 and $0.1 million for 2008 in cash related to stock options exercised, respectively. Additionally, during the years ended December 31, 2010, 2009 and 2008, the Company paid an immaterial amount and $0.3 million, and $0.4 million, respectively, in cash to repurchase Group common stock as a result of stock options exercised. During the year ended December 31, 2009, the Company also paid $0.1 million in cash related to an employee agreement not to exercise stock options. The cash payment related to Group stock repurchase and retirement is recorded as a capital distribution to the Parent.

14. STOCK-BASED COMPENSATION

Description of Share-Based Plans

2006 Executive Incentive Plan, 2006 Management Incentive Plan and 2007 Incentive Plan

On February 6, 2006 the Group adopted the 2006 Executive Incentive Plan (the “Executive Plan”) and the 2006 Management Incentive Plan (the “Management Plan”) and on September 7, 2007, the Group adopted the 2007 Incentive Plan (the “Incentive Plan”). The Company refers to the Executive Plan, Management Plan and Incentive Plan collectively as the “Plans.” The Plans provide for options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. As of December 31, 2010, only non-incentive options (non-qualified under Internal Revenue Code 422) have been awarded under the Plans. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

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

Options granted under the Executive Plan and Incentive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control as defined in the plans; tranche 2 options

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vest and become exercisable upon achievement of both a performance and a market condition, as defined in the Executive and Incentive Plans; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions or alternatively upon achievement of both a performance and a market condition, as defined in the Executive and Incentive Plans. In order to vest, the recipient must continue to provide service as an employee through the vesting date. Tranche 1 options represent 50% of an option grant under the Executive Plan and Incentive Plans and tranches 2 and 3 options each represent 25% of the options granted under the Executive and Incentive Plans.

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

Stock Option Expense Measurement and Recognition

The Company measures and recognizes expense for all stock-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value. Management estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods on a straight-line basis in the consolidated statements of operations. In addition, for the options that vest upon the achievement of performance conditions, the Company recognizes compensation expense only if it is probable of achievement of such performance conditions. Such expense is recognized starting from the service inception date. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition.

As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at December 31, 2010, 2009, and 2008 was 5% per year.

The Company recognizes the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost as financing cash flows.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted using the Black Scholes Merton option valuation model for Management Plan grants, tranche 1 Executive Plan grants, and tranche 1 Incentive Plan grants. The Company uses the binomial model in conjunction with Monte Carlo simulation to determine the fair value of tranche 2 and 3 Incentive Plan grants and tranche 2 and 3 Executive Plan grants. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of market conditions for certain Executive Plan and Incentive Plan awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The weighted average grant date fair value of units granted during the years ended December 31, 2010, 2009 and 2008 were $23.21, $21.83, and $53.72 per unit, respectively. One unit consists of nine shares of class A and one share of class L common stock of the Group. The fair value of stock-based payment awards was estimated using the following assumptions.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Black Scholes Merton
Expected term (in years)	6.24 - 6.39	6.16 - 6.24	6.22 - 6.40
Expected volatility	41.00 - 44.70%	39.50 - 43.70%	38.70 - 39.90%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.19 - 2.88%	2.03 - 2.92%	2.87 - 3.40%

Binomial (Monte Carlo simulation)
Expected volatility	50.93 - 52.68%	39.60 - 52.88%	50.80 - 51.78%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.03 - 3.73%	2.74 - 3.71%	3.53 - 3.94%

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

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock-based compensation expense related to the stock options granted by the Group is being recorded on the Company’s consolidated financial statements, as substantially all grants have been made to employees of the Company. The Company recognizes stock-based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $2.3 million, $5.5 million, and $6.0 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $0.8 million, $2.2 million, and $2.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, $5.3 million of total unrecognized compensation, net of estimated forfeitures of $0.3 million, is expected to be recognized over a weighted-average period of 3.0 years if all the service, performance and market conditions are met under the provisions of the option plans. During the years ended December 31, 2010, 2009 and 2008, 460,047 shares, 638,186 shares and 570,719 shares vested with an aggregate grant date fair value of $2.4 million, $3.4 million and $3.1 million, respectively.

Stock Option Activity under the Plans

During the year ended December 31, 2010, the Group granted 63,764 units, which represent 573,876 option shares to purchase Class A common stock of the Group and 63,764 option shares to purchase Class L common stock of the Group. Activity under the Plans for the year ended December 31, 2010 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2009	6,888,776	$7.87		6.47
Granted	637,640	9.00	2.32	9.16
Exercised	(61,950)	—	—
Forfeited/cancelled/expired	(1,461,728)	6.13	4.92

Outstanding—December 31, 2010	6,002,738	$7.77		5.77

Exercisable—December 31, 2010	3,465,453	$6.57		5.32

Exercisable and expected to be exercisable	5,702,605	$7.77		5.77

As of December 31, 2010, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercisable was $7.0 million, $7.0 million and $6.7 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of December 31, 2010. At December 31, 2010 and 2009, the Company had 2,537,289 and 3,605,488 unvested option shares with per-share, weighted average grant date fair values of $4.75 and $5.28, respectively. Additionally, 460,047 option shares with a per-share weighted average grant date fair value of $5.15 vested during the twelve months ended December 31, 2010.

The aggregate intrinsic value of share options exercised under equity compensation plans was $1.1 million, $0.5 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the composition of options outstanding and exercisable as of December 31, 2010.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.02 - $ 0.32	995,637	5.11	$0.10	995,637	$0.10
$ 1.00 - $ 3.30	4,407,078	5.92	1.11	2,123,506	1.09
$ 7.89 - $17.62	110,373	5.11	8.04	110,373	8.04
$ 81.00 - $98.16	489,650	5.92	83.19	235,937	82.51

Total	6,002,738	5.77	$7.77	3,465,453	$6.57

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS

The Company has a qualified 401(k) plan (the “401 K Plan”). The 401 K Plan is a defined contribution plan, available to all eligible employees, that allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The 401 K Plan also allows the Company to make discretionary matching contributions. During February 2009, the Company suspended its discretionary matching under the 401 K Plan and there is no assurance that the Company will reinstate its discretionary contribution portion of the 401 K plan in future periods. The Company’s defined contribution plan expense was an insignificant amount, $0.1 million and $0.7 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The Company maintains a management agreement with an affiliate of Bain Capital Partners, LLC. pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement in connection with the provision of services pursuant to the agreement. The management agreement has a five year, evergreen term; however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company, under this agreement, paid management fees of $2.2 million, $2.2 million and $2.2 million during the years ended December 31, 2010, 2009, and 2008, respectively, which is included in supplies, facilities and other operating costs in the Company’s consolidated statements of operations.

The Company maintains operating leases with certain employees resulting primarily from prior year acquisition activity within the healthy living division. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 12).

One of the Directors of the Company at December 31, 2010, received compensation for his services to the Company as a consultant. In 2006, he was granted options to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock which vest over a five year period. He also receives a salary of $10,000 per month in consideration of his services rendered to the Company.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2010, the Company had outstanding $177.3 million aggregate principal amount of Notes due in 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s wholly owned subsidiaries.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2010 and 2009, and the condensed consolidating statements of operations for the years ended December 31, 2010, 2009, and 2008, and the condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009, and 2008.

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,826	$285	$—	$7,111
Restricted cash	546	—	—	—	546
Accounts receivable—net of allowance for doubtful accounts	—	32,474	232	—	32,706
Prepaid expenses	4,488	3,955	180	—	8,623
Other current assets	585	1,333	3	—	1,921
Income taxes receivable	259	—	—	—	259
Deferred income taxes	6,547	—	—	—	6,547
Current assets of discontinued operations	—	1,635	—	—	1,635

Total current assets	12,425	46,223	700	—	59,348
PROPERTY AND EQUIPMENT—Net	9,515	115,023	1,088	—	125,626
GOODWILL	—	518,310	3,497	—	521,807
INTANGIBLE ASSETS—Net	—	314,032	—	—	314,032
OTHER ASSETS-Net	18,728	669	14	—	19,411
INVESTMENT IN SUBSIDIARIES	955,058	—	—	(955,058)	—

TOTAL ASSETS	$995,726	$994,257	$5,299	$(955,058)	$1,040,224

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$1,066	$41	$—	$4,957
Accrued liabilities	17,397	12,231	664	—	30,292
Current portion of long-term debt	9,641	1,470	—	—	11,111
Other current liabilities	4,127	13,128	1,050	—	18,305
Current liabilities of discontinued operations	—	3,619	—	—	3,619

Total current liabilities	35,015	31,514	1,755	—	68,284
LONG-TERM DEBT—Less current portion	598,618	297	—	—	598,915
OTHER LONG-TERM LIABILITIES	996	7,613	177	—	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	3,142	—	—	3,142
DEFERRED INCOME TAXES	105,256	—	—	—	105,256

Total liabilities	739,885	42,566	1,932	—	784,383
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	255,841	951,691	3,367	(955,058)	255,841

Total equity	255,841	951,691	3,367	(955,058)	255,841

TOTAL LIABILITIES AND EQUITY	$995,726	$994,257	$5,299	$(955,058)	$1,040,224

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,745	$237	$—	$4,982
Restricted cash	420	—	—	—	420
Accounts receivable—net of allowance for doubtful accounts	—	31,153	405	—	31,558
Prepaid expenses	4,164	3,217	108	—	7,489
Other current assets	238	1,061	7	—	1,306
Income taxes receivable	676	—	—	—	676
Deferred income taxes	6,346	—	—	—	6,346
Current assets of discontinued operations	—	1,720	—	—	1,720

Total current assets	11,844	41,896	757	—	54,497
PROPERTY AND EQUIPMENT—Net	8,046	115,604	1,565	—	125,215
GOODWILL	—	561,796	11,798	—	573,594
INTANGIBLE ASSETS—Net	—	335,409	—	—	335,409
OTHER ASSETS-Net	18,645	959	15	—	19,619
INVESTMENT IN SUBSIDIARIES	1,026,293	—	—	(1,026,293)	—

TOTAL ASSETS	$1,064,828	$1,055,664	$14,135	$(1,026,293)	$1,108,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,702	$1,236	$73	$—	$3,011
Accrued liabilities	16,603	12,806	442	—	29,851
Current portion of long-term debt	7,344	1,470	—	—	8,814
Other current liabilities	11,826	13,697	469	—	25,992
Current liabilities of discontinued operations	—	2,114	—	—	2,114

Total current liabilities	37,475	31,323	984	—	69,782
LONG-TERM DEBT—Less current portion	620,495	1,767	—	—	622,262
OTHER LONG-TERM LIABILITIES	982	7,723	30	—	8,735
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	1,679	—	—	1,679
DEFERRED INCOME TAXES	117,334	—	—	—	117,334

Total liabilities	776,286	42,492	1,014	—	819,792
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	288,542	1,013,172	13,121	(1,026,293)	288,542

Total equity	288,542	1,013,172	13,121	(1,026,293)	288,542

TOTAL LIABILITIES AND EQUITY	$1,064,828	$1,055,664	$14,135	$(1,026,293)	$1,108,334

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$193	$428,805	$14,708	$—	$443,706
Management fee revenue	74,911	—	—	(74,911)	—

Total net revenue	75,104	428,805	14,708	(74,911)	443,706

OPERATING EXPENSES:
Salaries and benefits	18,177	189,009	5,941	—	213,127
Supplies, facilities and other operating costs	9,116	112,122	8,608	—	129,846
Provision for doubtful accounts	—	6,972	203	—	7,175
Depreciation and amortization	3,877	17,179	440	—	21,496
Asset impairment	—	20,927	237	—	21,164
Goodwill impairment	—	43,988	8,735	—	52,723
Management fee expense	—	71,749	3,162	(74,911)	—

Total operating expenses	31,170	461,946	27,326	(74,911)	445,531

OPERATING INCOME (LOSS)	43,934	(33,141)	(12,618)	—	(1,825)
INTEREST EXPENSE—Net	(42,418)	(362)	—	—	(42,780)
OTHER EXPENSE	—	(88)	—	—	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,516	(33,591)	(12,618)	—	(44,693)
INCOME TAX EXPENSE (BENEFIT)	174	(3,848)	(1,445)	—	(5,119)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	1,342	(29,743)	(11,173)	—	(39,574)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($2,576)	—	(4,086)	—	—	(4,086)

NET INCOME (LOSS)	1,342	(33,829)	(11,173)	—	(43,660)

EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(45,002)	—	—	45,002	—

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(43,660)	$(33,829)	$(11,173)	$45,002	$(43,660)

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$32	$410,493	$17,219	$—	$427,744
Management fee revenue	75,433	—	—	(75,433)	—

Total net revenue	75,465	410,493	17,219	(75,433)	427,744

OPERATING EXPENSES:
Salaries and benefits	20,125	183,523	7,589	—	211,237
Supplies, facilities and other operating costs	7,851	105,726	8,756	—	122,333
Provision for doubtful accounts	2	7,506	264	—	7,772
Depreciation and amortization	3,566	18,613	666	—	22,845
Asset impairment	—	2,257	—	—	2,257
Goodwill impairment	—	30,497	—	—	30,497
Management fee expense	—	72,414	3,019	(75,433)	—

Total operating expenses	31,544	420,536	20,294	(75,433)	396,941

OPERATING INCOME (LOSS)	43,921	(10,043)	(3,075)	—	30,803
INTEREST EXPENSE—Net	(43,685)	(473)	—	—	(44,158)
OTHER EXPENSE	(82)	—	—	—	(82)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	154	(10,516)	(3,075)	—	(13,437)
INCOME TAX (BENEFIT) EXPENSE	(47)	3,231	944	—	4,128

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	201	(13,747)	(4,019)	—	(17,565)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($5,073)	—	(9,096)	—	—	(9,096)

NET INCOME (LOSS)	201	(22,843)	(4,019)	—	(26,661)

LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(62)	—	(62)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(26,800)	—	—	26,800	—

NET (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(26,599)	$(22,843)	$(3,957)	$26,800	$(26,599)

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$36	$432,470	$20,635	$—	$453,141
Management fee revenue	68,437	—	—	(68,437)	—

Total net revenue	68,473	432,470	20,635	(68,437)	453,141

OPERATING EXPENSES:
Salaries and benefits	17,566	199,714	8,839	—	226,119
Supplies, facilities and other operating costs	9,151	113,570	11,044	—	133,765
Provision for doubtful accounts	8	6,217	177	—	6,402
Depreciation and amortization	2,390	18,835	743	—	21,968
Asset impairment	—	4,525	—	—	4,525
Goodwill impairment	—	142,238	—	—	142,238
Management fee expense	—	64,373	4,064	(68,437)	—

Total operating expenses	29,115	549,472	24,867	(68,437)	535,017

OPERATING INCOME (LOSS)	39,358	(117,002)	(4,232)	—	(81,876)
INTEREST EXPENSE—Net	(53,388)	(714)	(2)	—	(54,104)
GAIN ON DEBT REPURCHASE	8,086	—	—	—	8,086
OTHER INCOME	1	—	—	—	1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,943)	(117,716)	(4,234)	—	(127,893)
INCOME TAX BENEFIT	(292)	(5,761)	(208)	—	(6,261)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(5,651)	(111,955)	(4,026)	—	(121,632)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($10,870)	—	(20,544)	118	—	(20,426)

NET LOSS	(5,651)	(132,499)	(3,908)	—	(142,058)

LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	(153)	—	(153)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(136,254)	—	—	136,254	—

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(141,905)	$(132,499)	$(3,755)	$136,254	$(141,905)

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(1,014)	$48,342	$(839)	$—	$46,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(6,265)	(15,605)	(118)	—	(21,988)
Proceeds from sale of property and equipment	—	81	—	—	81
Acquisition of businesses, net of cash required	(716)	—	—	—	(716)

Net cash used in investing activities	(6,981)	(15,524)	(118)	—	(22,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	28,017	(29,022)	1,005	—	—
Capital distributed to Parent	(10)	—	—	—	(10)
Capitalized financing costs	(93)	—	—	—	(93)
Borrowings under revolving line of credit	19,500	—	—	—	19,500
Repayments under revolving line of credit	(32,000)	—	—	—	(32,000)
Repayment of long-term debt	(7,419)	(1,715)	—	—	(9,134)

Net cash provided by (used in) financing activities	7,995	(30,737)	1,005	—	(21,737)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	2,081	48	—	2,129
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS—End of period	$—	$6,826	$285	$—	$7,111

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,012	$37,873	$(3,857)	$—	$37,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,891)	(9,867)	(241)	—	(12,999)
Proceeds from sale of property and equipment	110	38	—	—	148
Proceeds from sale of discontinued operations	—	732	—	—	732
Acquisition adjustments	(59)	—	—	—	(59)
Payments made under earnout arrangements	—	(200)	—	—	(200)

Net cash used in investing activities	(2,840)	(9,297)	(241)	—	(12,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	22,024	(26,054)	4,030	—	—
Capital distributed to Parent	(412)	—	—	—	(412)
Repayment of capital lease obligations	—	(12)	—	—	(12)
Borrowings under revolving line of credit	14,000	—	—	—	14,000
Repayments under revolving line of credit	(29,000)	—	—	—	(29,000)
Repayment of long-term debt	(6,550)	—	—	—	(6,550)
Noncontrolling interest buyout	(234)	—	—	—	(234)

Net cash (used in) provided by financing activities	(172)	(26,066)	4,030	—	(22,208)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,510	(68)	—	2,442
CASH AND CASH EQUIVALENTS—Beginning of period	—	2,180	360	—	2,540

CASH AND CASH EQUIVALENTS—End of period	$—	$4,690	$292	$—	$4,982

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

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. RESTRUCTURING

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its strategic business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. During the year ended December 31, 2010 and 2009, the Company continued its restructuring activities. Company’s restructuring activities are focused on those facilities which have been negatively impacted by the economic crisis and the depressed credit markets. Facility exit actions include the closure, sale or sale of certain facilities across all divisions.

At December 31, 2010, the Company had recorded approximately $6.2 million in remaining lease obligations, net of sublease income, related to minimum operating lease payments over the next six years for facility exit and an insignificant amount in remaining severance benefit payments over the next twelve months. Lease obligations related to minimum operating lease payments and severance benefit obligations are recorded on the Company’s consolidated balance sheets under accrued liabilities.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of total restructuring activity, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Total restructuring reserve at December 31, 2007	—	—	—
Expenses
Recovery division	$53	$2,208	$2,261
Healthy living division	316	1,017	1,333
Corporate	—	—	—

Total expenses	369	3,225	3,594
Cash (payments) receipts, net
Recovery division	(41)	—	(41)
Healthy living division	(152)	(121)	(273)
Corporate	—	—	—

Total cash (payments) receipts, net	(193)	(121)	(314)
Restructuring reserve at December 31, 2008
Recovery division	12	2,208	2,220
Healthy living division	164	896	1,060
Corporate	—	—	—

Total restructuring reserve at December 31, 2008	176	3,104	3,280
Expenses
Recovery division	425	660	1,085
Healthy living division	1,154	1,302	2,456
Corporate	271	6	277

Total expenses	1,850	1,968	3,818
Cash (payments) receipts, net
Recovery division	(418)	(761)	(1,179)
Healthy living division	(726)	(1,323)	(2,049)
Corporate	(271)	(6)	(277)

Total cash (payments) receipts, net	(1,415)	(2,090)	(3,505)
Restructuring reserve at December 31, 2009
Recovery division	19	2,107	2,126
Healthy living division	592	875	1,467
Corporate	—	—	—

Total restructuring reserve at December 31, 2009	$611	$2,982	$3,593
Expenses
Recovery division	26	953	979
Healthy living division	84	3,961	4,045
Corporate	—	—	—

Total expenses	110	4,914	5,024
Cash (payments) receipts, net
Recovery division	(3)	(882)	(885)
Healthy living division	(684)	(790)	(1,474)
Corporate	—	—	—

Total cash (payments) receipts, net	(687)	(1,672)	(2,359)
Restructuring reserve at December 31, 2010
Recovery division	42	2,178	2,220
Healthy living division	(8)	4,046	4,038
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$34	$6,224	$6,258

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2010 and 2009, the Company recognized non-cash impairment charges of $1.3 million and $6.1 million, respectively, related to finite-lived intangible assets and $0.2 million and $3.2 million, respectively, related to indefinite lived intangible assets. These impairment charges were based on the Company’s decision to close certain healthy living program facilities and reduce the carrying value of finite-lived and indefinite lived intangible assets associated with these facilities to their estimated fair value.

19. DISCONTINUED OPERATIONS

As part of the FY08 Plan, the Company announced its intention to sell, dispose of or cease operations at certain facilities within each of its business divisions. At December 31, 2008, these facilities included one therapeutic boarding school and one eating disorder start-up in its healthy living division, and eight outpatient treatment clinics in its recovery division. During the year ended December 31, 2009, the Company classified five additional facilities as discontinued operations which included two outdoor programs and two therapeutic boarding schools within its healthy living division and one outpatient facility within its recovery division. For all periods presented, the Company had classified a total of sixteen facilities as discontinued operations. During the year ended December 31, 2009, the Company completed the sale of four facilities classified as held for sale and recognized an immaterial loss related to the sale.

Activities related to discontinued operations are recognized in the Company’s consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Net revenue	$1,613	$11,801	$22,941
Operating expenses	8,269	16,455	27,210
Asset impairment	—	9,243	26,311
Goodwill impairment	—	—	624
Interest expense	6	9	18
Loss on disposals	—	263	74
Loss before income taxes	(6,662)	(14,169)	(31,296)
Tax benefit	(2,576)	(5,073)	(10,870)

Loss from discontinued operations	$(4,086)	$(9,096)	$(20,426)

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

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of December 31, 2010, the recovery segment provided substance abuse and behavioral health services to patients at 104 facilities located in 21 states.

Healthy Living — The healthy living segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. As of December 31, 2010, the healthy living segment operated 42 educational facilities in 14 states and two foreign countries. Its offerings include boarding schools, experiential outdoor education programs and summer camps as well as weight management and eating disorder services. Weight management and eating disorder services within the healthy living segment provide adult and adolescent treatment services for eating disorders and obesity, each a related behavioral disorder that may be effectively treated through a combination of medical, psychological and social treatment programs.

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

Geographic Information — The Company’s business operations are primarily in the United States.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net revenue:
Recovery division	$327,243	$309,989	$308,316
Healthy living division	116,270	117,515	144,507
Corporate	193	240	318

Total consolidated net revenue	$443,706	$427,744	$453,141

Operating expenses:
Recovery division	$218,025	$212,208	$223,342
Healthy living division	196,336	153,098	282,491
Corporate	31,170	31,635	29,184

Total consolidated operating expenses	$445,531	$396,941	$535,017

Operating income (loss):
Recovery division	$109,218	$97,781	$84,974
Healthy living division	(80,066)	(35,583)	(137,984)
Corporate	(30,977)	(31,395)	(28,866)

Total consolidated operating (loss) income	$(1,825)	$30,803	$(81,876)

Income (loss) from continuing operations before income taxes:
Total consolidated operating (loss) income	$(1,825)	$30,803	$(81,876)
Interest expense	(42,780)	(44,158)	(54,104)
Gain on debt repurchase	—	—	8,086
Other income (expense)	(88)	(82)	1

Total consolidated loss from continuing operations before income taxes	$(44,693)	$(13,437)	$(127,893)

Capital expenditures (1):
Recovery division	$12,670	$7,370	$12,525
Healthy living division	3,053	2,738	7,245
Corporate	6,265	2,891	5,509

Total consolidated capital expenditures	$21,988	$12,999	$25,279

	December 31, 2010	December 31, 2009
Total assets (1)
Recovery division	$902,337	$897,239
Healthy living division	94,516	171,580
Corporate	43,371	39,515

Total consolidated assets	$1,040,224	$1,108,334

(1)	Includes amounts related to discontinued operations

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. QUARTERLY SUMMARY (Unaudited)

The following tables represent certain unaudited consolidated quarterly financial information for each of the four quarters in 2010 and 2009. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2010
Net revenue	$103,577	$114,257	$118,953	$106,919
Income (loss) from continuing operations, net of tax	1,221	(44,181)	(1,445)	4,831
Loss from discontinued operations, net of tax	(360)	(273)	(3,031)	(422)
Net income (loss)	861	(44,454)	(4,476)	4,409
Net income (loss) attributable to CRC Health Corporation	861	(44,454)	(4,476)	4,409

Amounts attributable to CRC Health Corporation:
Income (loss) from continuing operations, net of tax	$1,221	$(44,181)	$(1,445)	$4,831
Discontinued operations, net of tax	(360)	(273)	(3,031)	(422)

Net income (loss) attributable to CRC Health Corporation	$861	$(44,454)	$(4,476)	$4,409

2009
Net revenue	$102,361	$108,516	$112,659	$104,208
(Loss) income from continuing operations, net of tax	(258)	2,872	(17,329)	(2,850)
Loss from discontinued operations, net of tax	(1,055)	(541)	(1,392)	(6,108)
Net (loss) income	(1,313)	2,331	(18,721)	(8,958)
Less: net (loss) income attributable to the noncontrolling interest	(128)	9	148	(91)
Net (loss) income attributable to CRC Health Corporation	(1,185)	2,322	(18,869)	(8,867)

Amounts attributable to CRC Health Corporation:
(Loss) income from continuing operations, net of tax	$(135)	$2,863	$(17,477)	$(2,759)
Discontinued operations, net of tax	(1,050)	(541)	(1,392)	(6,108)

Net (loss) income attributable to CRC Health Corporation	$(1,185)	$2,322	$(18,869)	$(8,867)

22. SUBSEQUENT EVENTS

On January 20, 2011, the Company entered into the Second Amendment Agreement that extended the maturity on a substantial portion of the Term Loan and revolving line of credit and made amendments to certain conditions of the Amended and Restated Credit Agreement providing the Company with greater flexibility to amend or refinance its Term Loan and revolving line of credit in the future. Certain financial covenants were also amended. See Note 8.

In March 2011, as a consequence of the economic conditions and their adverse effect on the admissions and average length of stay on certain programs, the Company decided to discontinue operations at five facilities and consolidate services at three other facilities, in its Aspen business within its healthy living division. In connection with this plan, the Company will recognize charges related to employee termination and certain contract termination costs in the first quarter of 2011.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with our audit committee.

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

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
R. Andrew Eckert	49	Chief Executive Officer
James Hudak	63	Chief Administrative Officer, Vice President (Resigned effective March 9, 2011)
Kevin Hogge	53	Chief Financial Officer, Vice President and Treasurer
Philip L. Herschman	63	President, Healthy Living Division
Jerome E. Rhodes	53	President, Recovery Division
Pamela B. Burke	43	Vice President, General Counsel and Secretary
Steven Barnes	50	Director
John Connaughton	45	Director
Chris Gordon	38	Director
Dr. Barry W. Karlin	56	Director
General Barry R. McCaffrey (ret.)	68	Director
Elliot Sainer	65	Director (Resigned as director effective August 7, 2010)

The following biographies describe the business experience of our executive officers and directors:

R. Andrew Eckert, Chief Executive Officer. Mr. Eckert has served our chief executive officer and a director of the Board since January 2011. From October 2009 to December 2010, Mr. Eckert served as a managing director of Symphony Technology Group, a private equity firm. From October 2005 to May 2009, Mr. Eckert served as chief executive officer and president of Eclipsys Corporation, a healthcare information management software provider. From 2004 to 2005, he served as chief executive officer of SumTotal Systems, Inc., an enterprise software provider. From 2002 to 2004, Mr. Eckert served as Chief Executive Officer of Docent Inc., an enterprise software provider and from 1997 to 2000, he served as chairman and chief executive officer of ADAC Laboratories, a medical imaging company. Mr. Eckert currently serves on the board of directors of Varian Medical Systems, Inc. and Thrasys, Inc. Mr. Eckert received a B.A. and M.B.A. from Stanford University.

James Hudak, Chief Administrative Officer. Mr. Hudak served as our chief administrative officer from July 2008 until March 2011. From 2006 to 2008, Mr. Hudak served as Chairman of the Board of Directors of MedAvant, Inc. From 2003 to 2006, Mr. Hudak served as chief operating officer and then as chief executive officer of United Behavioral Health. From 2000 to 2003, he served as Executive VP and chief executive officer of United Health Technologies. From 1980 to 2000, Mr. Hudak worked at Accenture (formerly Andersen Consulting) where he worked as a manager and then served as Global Managing Partner to the health services division. Mr. Hudak holds a B.A. from Yale University and a Master of Public Policy from the University of Michigan. Mr. Hudak resigned from his position as the Chief Administrative Officer at the Company effective March 4, 2011.

Kevin Hogge, Chief Financial Officer, Vice President and Treasurer. Mr. Hogge served as our chief financial officer from June 2003 until April 2011. From September 1999 to June 2003, Mr. Hogge was the chief financial officer for Epoch Senior Living, Inc., an assisted living and skilled nursing company. From April 1996 to January 1999, he served as controller of the hospital division of Horizon/CMS Healthcare Corporation, a provider of specialty healthcare services, maintaining his position following the acquisition of this division by Regency Health Services, Inc. and the subsequent acquisition of Regency Health Services, Inc. by Sun Healthcare Group, Inc. From October 1992 to April 1996, Mr. Hogge worked as vice president of planning for Tenet Healthcare Corporation, an owner and operator of acute care hospitals and related healthcare services. Prior to working in healthcare, Mr. Hogge was a certified public accountant with Ernst & Whinney. Mr. Hogge holds a B.S. in accounting from Virginia Polytechnic Institute. Mr. Hogge resigned from his positions at the Company effective April 1, 2011.

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

Jerome E. Rhodes, President, Recovery Division. Mr. Rhodes has served as the president of our recovery division since September 2007. From January 2004 to September 2007, Mr. Rhodes served as president of our residential treatment division. From August 2003 to January 2004, he was president of our eastern division. From September 1993 to February 2003, Mr. Rhodes served as chief executive officer of Comprehensive Addiction Programs, Inc., a behavioral healthcare treatment company. We acquired Comprehensive Addiction Programs, Inc. in February 2003. From 1991 to 1993, Mr. Rhodes was the senior vice president of operations and from 1987 to 1991 he served as the senior vice president of acquisitions and development for Comprehensive Addiction Programs, Inc. From 1982 to 1987, Mr. Rhodes was the director of development for Beverly Enterprises, Inc., a publicly held nursing home company. From 1980 to 1982, Mr. Rhodes was the chief development consultant at Wilmot Bower and Associates, an architectural and development firm specializing in healthcare facilities. From 1978 to 1980, Mr. Rhodes was a project coordinator and analyst with Manor Care, Inc., a publicly held nursing home company. Rhodes serves as a director of Kentmere Nursing Home. Mr. Rhodes holds a B.A. in business administration from Columbia Union College.

Pamela B. Burke, Vice President, General Counsel and Secretary. Ms. Burke has served as our senior vice president, human resources and law, since 2010 and has served as general counsel and secretary since February 2005. Prior to joining us in February 2005, Ms. Burke was a partner at the law firm DLA Piper Rudnick Gray Cary US LLP, which she joined in September 1996. From September 1993 to April 1996, Ms. Burke worked for Ernst & Young in its National Tax Office. Ms. Burke received her B.A. in government from Cornell University and her J.D. from George Washington University.

Steven Barnes, Director. Mr. Barnes has served as a director since February 2006 and as Chairman of the Board since February 2011. Mr. Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including chief executive officer of Dade Behring, Inc., president of Executone Business Systems, Inc. and president of Holson Burnes Group, Inc. Mr. Barnes currently serves on several boards including Ideal Standard Bulgaria AD (IB) and Clear Channel (CC Media Holdings, Inc.), Inc. He also volunteers on several charitable organizations, the Chairman of the Board of Directors of Make-A-Wish Foundation of Massachusetts and Rhode Island, a Trustee of the Board of Directors at Syracuse University and a member of the Trust Board of Children’s Hospital. Mr. Barnes received a B.S. from Syracuse University.

John Connaughton, Director. Mr. Connaughton has served as a director since February 2006. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the medical, technology and media industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the consumer products and business services industries. Mr. Connaughton currently serves as a director of Hospital Corporation of America (HCA:NYSE), Warner Chilcott (WCRX-NASDAQ), Quintiles Transnational Corp, Air Medical Holdings, Inc., Sungard Data Systems, Warner Music Group (NYSE-WMG), Clear Channel Communications Inc. and The Boston Celtics. He also volunteers for a variety of charitable organizations, serving as a member of Children’s Hospital Board of Overseers, The Berklee College of Music Board of Trustees and UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

Chris Gordon, Director. Mr. Gordon has served as director since February 2006. Mr. Gordon is a managing director of Bain Capital and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company, Inc. and currently serves as a director of Hospital Corporation of America (HCA:NYSE), Accellent, Inc., Quintiles Transnational Corporation, and Air Medical Holdings, Inc. He is also a founding Director of the Healthcare Private Equity Association. Mr. Gordon also volunteers for a variety of charitable organizations, currently serving on the Children’s Hospital Board of Overseers and the Boston Public Library Foundation Board of Directors. Mr. Gordon received an M.B.A. from Harvard Business School where he was a Baker Scholar and graduated magna cum laude with an A.B. in economics from Harvard College.

Dr. Barry W. Karlin, Director. Dr. Karlin has served as a member of the board of directors since January 2002. From January 2002 to December 2010, Dr. Karlin served as our chief executive officer and from January 2002 to February 2011, Dr. Karlin served as chairman of the Board of Directors. From January 2002 to June 2003, Dr. Karlin also served as our secretary, treasurer and chief financial officer. Before our formation in January 2002, Dr. Karlin was the chairman and chief executive officer of eGetgoing, Inc. and CRC Health Corporation from May 2000 and November 2000, respectively, to January 2002. Dr. Karlin also served as chairman and chief executive officer of CRC Recovery, Inc., the general partner of The Camp Recovery Centers, L.P. from July 1995 to January 2001. From 1993 to 1995, Dr. Karlin acted as an independent consultant providing strategic consulting services to Fortune 100 companies. From 1992 to 1993, Dr. Karlin served as chairman and chief executive officer of Karlin and Collins, Inc., an emerging growth high-technology company which he founded. In 1990, Dr. Karlin joined Corporate Technology Partners, a venture capital firm specializing in the wireless communications industry, where he served as a general partner until 1992. From 1984 to 1990, Dr. Karlin served as chairman and chief executive officer of Navigation Technologies, Inc., a provider of maps for vehicle navigation. Dr. Karlin began his career as a strategy management consultant in 1981, first with Strategic Decisions Group and subsequently with Decision Processes, Inc. Dr. Karlin holds Ph.D. and M.S. degrees from Stanford University in the department of engineering economic systems, specializing in decision analysis, and a B.S. in electrical engineering from University of Witwatersrand in South Africa.

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

Elliot Sainer, Director. Mr. Sainer served as a director since November 2006 until August 2011. From November 2006 through September 31, 2007, Mr. Sainer served as the president of our youth division (now part of our healthy living division). From 1998 to 2006, he served as chief executive officer of Aspen Education Group, Inc. We acquired Aspen Education Group, Inc. in November 2006. From 1991 to 1998, Mr. Sainer was Chief Executive Officer of College Health Enterprises. Mr. Sainer serves as a director of Acadia Healthcare, LLC, Knowledge Delivery Systems, Inc. and StarPoint LLC Healthcare Group. He also serves as a member of the board of Alzheimers Association of Greater Los Angeles and Union Station Homeless Services. Mr. Sainer holds an M.B.A. in health care administration from George Washington University and a B.A. in Political Science from the University of Pittsburgh. Mr. Sainer resigned from his position as a director of the Company effective August 7, 2010.

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

Audit Committee

The audit committee selects the independent auditors, reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews results of the annual audit with the independent auditors. The audit committee is currently composed of Steven Barnes and Chris Gordon. Chris Gordon serves as our “audit committee financial expert” as defined in Item 407(d) (5) of Regulation S-K.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. In this section, we address the members and role of our compensation committee, our compensation setting process, our compensation philosophy and policies regarding executive compensation, the components of our executive compensation program and our compensation decisions for 2010. We address the compensation paid or awarded during 2010 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers in fiscal year 2010. We refer to these five executive officers as our named executive officers.

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

As previously announced, effective January 3, 2011, Dr. Barry Karlin resigned as our Chief Executive Officer and Mr. Andrew Eckert became our Chief Executive Officer. In addition, Mr. James Hudak resigned as our Chief Administrative Officer effective March 4, 2011 and Mr. Kevin Hogge resigned as our Chief Financial Officer effective as of April 1, 2011.

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

The Board of Directors created a compensation committee in January 2007. The current members of the compensation committee are John Connaughton, Steven Barnes and Chris Gordon.

Our Compensation Philosophy

Compensation decisions are designed to promote our fundamental business objectives and strategy and align the interests of management with the interests of our stakeholders. We believe that compensation should focus management on achieving strong short-term (annual) performance in a manner that supports and ensures our long-term success and profitability. We also believe that pay should be directly linked to performance and that pay should be at competitive levels necessary to attract and retain exceptional leadership talent. This philosophy has guided many compensation related decisions:

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

Components of Executive Compensation Plan

In 2010, the principal elements of annual compensation for our named executive officers consisted of base salary and performance based incentive bonuses, long term equity incentive compensation and benefits.

Base Salary. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualification and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance and competitive salary practices. Further, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance based pay. Dr. Barry Karlin’s base salary was determined in his employment agreement which was negotiated at the time of the Bain Merger and was reviewed annually by the Compensation Committee. For Andrew Eckert, our new chief executive officer, his base salary was determined in his employment agreement which was negotiated at the time of his hiring. For all of our other named executive officers, base salary increases are at the discretion of the Compensation Committee. Base salary is reviewed annually at the beginning of the year and any increases are based on our overall performance and the executive’s individual performance during the preceding year. At its March 2011 meeting, the Compensation Committee reviewed recommendations for salary adjustments for all executive officers. Base salaries for our named executive officers will increase between 2% to 15%.

2010 Incentive Bonus Plan. Our 2010 Incentive Bonus Plan is designed to reward our employees for the achievement of 2010 EBITDA goals related to the business. EBITDA represents actual earnings before interest, taxes, depreciation and amortization and certain other adjustments as set forth in the Plan. The bonus payment for our Chief Executive Officer was governed by his employment agreement and was wholly dependent on the achievement of certain EBITDA targets. Pursuant to his employment agreement, our target annual incentive bonus for our Chief Executive Officer is 100% of his base salary in the event that our actual EBITDA is 100% of our budgeted EBITDA; he may earn an annual incentive bonus of up to a maximum 150% of his base salary in the event that our actual EBITDA is 110% of our budgeted EBITDA but also may earn nothing in the event that financial milestones are not achieved. The bonus plan for Kevin Hogge, Philip Herschman, Jerome Rhodes and James Hudak is based on our overall achievement of our EBITDA targets (target bonus assumes our actual EBITDA is 100% of budgeted EBITDA and the maximum bonus assumes that our actual EBITDA is 110% or greater than budgeted EBITDA), EBITDA margin and individual contributions. These officers have a target annual incentive bonus of 50% of base salary; they may earn a maximum annual incentive bonus of up to 75% of base salary but may also earn nothing in the event our financial milestones are not achieved. The bonus is paid after completion of our annual audit and the officer must be an employee at such time to receive a bonus payment.

If our actual EBITDA is less than 95% of our budgeted EBITDA, then the bonus pool is zero provided that the Compensation Committee may authorize bonuses in their sole discretion. In the event that our actual EBITDA for the year is less than 100% of our budgeted EBITDA but greater than 95% then the bonus pool may be prorated. If our actual EBITDA is greater than 100%, the Compensation Committee, in its discretion, may increase the bonus pool amount by up to 50% of the base bonus pool and employees would be eligible to earn an additional bonus. Ultimately, all bonus payment amounts are in the discretion of the Compensation Committee. Consistent with our focus on pay for performance, additional amounts can be earned when actual EBITDA exceeds our budgeted EBITDA. Actual EBITDA was less than 100% of budgeted EBITDA. The bonus amounts were in the discretion of the Compensation Committee. The Compensation Committee determined that discretionary bonuses would be provided to reward and provide future motivation for employees who had achieved or partially achieved their goals and for individual performance. The Compensation Committee approved an aggregate year end bonus pool of $2,400,000 (excluding special retention bonuses, sales commissions etc.) to be allocated and distributed by the CEO based on performance.

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

All stock options under our plans have the following features: the term of grant does not exceed 10 years, the grant price is not less than the fair market value on the date of grant, repricing of options is prohibited, unless approved by the shareholders, vesting is generally over a five year period and options generally will remain exercisable for three months following the participant’s termination of service other than for cause, except that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for twelve months, but in any event not beyond the expiration of its term. In general, options granted under the Executive Plan and 2007 Incentive Plan vest and become exercisable at the rate of 10% on the one year anniversary of the date of grant and 5% on each six-month anniversary thereafter until 50% of the options granted are vested. An additional 25% shall vest upon our stock price reaching a certain level during a sale event or at certain times after an initial public offering. An additional 25% shall vest over a five year time horizon upon our EBITDA reaching certain levels or in the event that our stock price reaches a certain level during a sale event or at certain times after an initial public offering. In general, options granted under the Management Plan vest and become exercisable at the rate of 20% on the one year anniversary of the date of grant and 10% on each six-month anniversary thereafter until 100% of the options granted are vested. In 2010 in conjunction with the hiring of our new chief executive officer, the Company approved a new form of senior executive option agreement for options granted to senior executives pursuant to the 2007 Incentive Plan. Pursuant to the terms of the senior executive option agreement, one half of the options will be scheduled to vest over 5 years based on service and the remaining balance will vest upon the realization by the Company’s investors of cash proceeds between $135 and $270 per Unit. The options will be granted at an exercise price equal to the fair market value on the date of the grant.

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

Other Compensation Information. We provide employees, including our named executive officers, with a variety of other benefits, including medical, dental and vision plans, life insurance and holidays and vacation. These benefits are generally provided to employees on a company-wide basis. We do not offer any retirement plans to our directors or executive officers, other than the 401(k) plan generally available to employees. Prior to 2009, for our 401(k) plan, we matched, in cash, a portion of an employee’s contribution. In February 2009, we amended the terms of our 401(k) plan to eliminate any company match to amounts contributed by employees to their 401(k) plans.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2010.

Respectfully submitted on March 30, 2011 by the members of the Compensation Committee of the Board of Directors.

John Connaughton

Steven Barnes

Chris Gordon

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the years ended December 31, 2010, 2009 and 2008. As of the date of this filing, Mr. Hudak and Mr. Hogge had resigned from their respective positions at the Company.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards	Option Awards ($) (2)	Non-equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)		Total ($)
Dr. Barry W. Karlin	2010	368,978	—	—	—	70,000	(3)	—	1,932,204	(6)	2,371,182
Chairman and former Chief Executive Officer	2009	642,735	—	—	—	200,000	(4)	—	33,335	(7)	876,070
	2008	616,515	—	—	—	—		—	39,077	(8)	655,592

James Hudak	2010	301,930	—	—	—	150,000	(3)	—	25,955	(9)	477,885
Chief Administrative Officer	2009	307,395	—	—	—	93,000	(4)	—	10,865	(10)	411,260
	2008	124,097	—	—	1,071,400	—		—	3,796	(11)	1,199,293

Philip L. Herschman	2010	301,930	—	—	—	40,000	(3)	—	72	(12)	342,002
President, Healthy Living Division	2009	307,395	—	—	—	80,000	(4)	—	2,867	(13)	390,262
	2008	294,855	—	—	—	—		—	2,852	(14)	297,707

Jerome E. Rhodes	2010	301,930		—	—	125,000	(3)	—	10,472	(15)	437,402
President, Recovery Division	2009	307,395	—	—	—	110,000	(4)	—	11,771	(16)	429,166
	2008	294,855	—	—	—	27,000	(5)	—	13,308	(17)	335,163

Kevin Hogge	2010	301,930	—	—	—	56,000	(3)	—	6,349	(18)	364,279
Chief Financial Officer, Vice President and Treasurer	2009	307,395	—	—	—	75,000	(4)	—	6,127	(19)	388,522
	2008	294,855	—	—	—	—		—	9,004	(20)	303,859

Dr. Karlin and Mr. Hudak resigned as executive officers as of December 31, 2010 and March 4, 2011, respectively. Mr. Hogge has announced his resignation effective April 1, 2011.

(1)	Actual salaries for our named executive officers were as follows: Barry Karlin—$368,978 and for each of James Hudak, Kevin Hogge, Jerome E. Rhodes, Philip Herschman—$301,930. The numbers listed above for calendar year 2009 reflect a payroll cycle attributable to 2008 but paid in 2009.
(2)	The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with SFAS 123(R). Under SFAS 123(R), the full grant date fair value of the option awards is recognized over a five year period. For a discussion of the assumptions made in the valuation, please see Note 14 to our Consolidated Financial Statements.
(3)	2010 annual incentive bonus to be paid in April 2011. Bonuses paid pursuant to the 2010 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(4)	2009 annual incentive bonus paid in February 2010. Bonuses paid pursuant to the 2009 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(5)	2008 annual incentive bonus paid in March 2009. Bonuses paid pursuant to the 2008 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(6)	Represents $72 for in life insurance contributions, $11,019 in medical, dental, vision and life insurance contributions, $31,113 in vacation payout and $1,890,000 in lump-sum payment pursuant to the Letter Agreement dated August 2010.
(7)	Represents $12,650 for premium costs on a life insurance policy for which the beneficiaries are his family, $20,060 in medical, dental, vision and life insurance contributions, and $625 in company contributions pursuant to our 401(k) Plan for 2009.
(8)	Represents $72 for in life insurance contributions, $12,000 for premium costs on a life insurance policy for which the beneficiaries are his family, $23,630 in medical, dental and vision contributions, and $3,375 in company contributions pursuant to our 401(k) Plan for 2008.
(9)	Represents $72 in life insurance contributions, $10,603 in medical, dental and vision contributions, and $15,280 in housing allowance for 2010.
(10)	Represents $10,865 in medical, dental, vision and life insurance contributions for 2009.
(11)	Represents $3,796 in medical, dental and vision contributions for 2008.
(12)	Represents $72 in life insurance contributions in 2010.
(13)	Represents $88 in life insurance contributions and $2,779 in company contributions pursuant to our 401(k) Plan.
(14)	Represents company contributions pursuant to our 401(k) Plan.
(15)	Represents $10,400 in car allowance during 2010, $72 in life insurance contributions for 2010.

(16)	Represents $10,800 in car allowance during 2009, $88 in life insurance contributions and $883 in company contributions pursuant to our 401(k) Plan for 2009.
(17)	Represents $72 for in life insurance contributions, $10,400 in car allowance during 2008, $2,836 in company contributions pursuant to our 401(k) Plan for 2008.
(18)	Represents $72 in life insurance contributions, $6,277 in medical, dental, vision and life insurance contributions for 2010.
(19)	Represents $5,273 in medical, dental, vision and life insurance contributions and $854 in company contributions pursuant to our 401(k) Plan for 2009.
(20)	Represents $72 for in life insurance contributions, $5,346 in medical, dental and vision contributions and $3,586 in company contributions pursuant to our 401(k) Plan for 2008.

Grants of Plan-Based Awards in 2010

The following table contains information concerning grants of plan-based awards to our named executive officers during 2010:

Name	Grant Date(2)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dr. Barry Karlin	1/1/10	0	618,930	928,395	—	—	—	—	—	—	—
Philip Herschman	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—
Jerome Rhodes	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—
Kevin Hogge	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—
James Hudak	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—

NOTES TO TABLE:

(1)	Amounts reflect cash awards pursuant to our 2010 Incentive Bonus Plan to which our named executive officers are eligible. Pursuant to our 2010 Incentive Bonus Plan, the amounts are based on the achievement of the EBITDA targets for the period January 1, 2010 through December 31, 2010. The Target amount equals 100% of achievement of the target and the Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA. The threshold amount equals 95% of achievement of the target; provided however, that they Compensation Committee, in their discretion, may award bonuses if there is 95% or less achievement of the targets. For the year ended December 31, 2010 Actual EBITDA was less than 100% of budgeted EBITDA. Bonus amounts were in the discretion of the Compensation Committee. See the Summary Compensation Table for bonuses received by our named executive officers.
(2)	The grant date provided is the date that the plan year began for the 2010 Incentive Bonus Plan.

The material terms of our stock option awards, 2010 Incentive Bonus Plan and our employment agreement with Dr. Barry Karlin are described in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2010. As noted earlier, as of the date of this filing, Mr. Hudak and Mr. Hogge had resigned from their positions at the Company.

	Option Awards (1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Barry Karlin	55,207	(2)(3)	18,400	(2)	—	90.00	2/6/16	—	—	—	—
	61,554	(4)	—		—	8.77	12/14/14	—	—	—	—
Philip Herschman	20,625	(2)(3)	21,890	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	20,625	(2)(3)	21,890	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
Kevin Hogge	20,625	(2)(3)	21,890	(2)	—	90.00	2/6/16	—	—	—	—
	11,079	(4)	—		—	8.77	12/14/14	—	—	—	—
James Hudak	4,000	(5)	16,000		—	112.287	09/11/17	—	—	—	—

NOTES TO TABLE:

(1)	All information in this table relates to nonqualified stock options. We have not granted any incentive stock options or stock appreciation rights. Each option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and one share of Class L Common Stock.
(2)	Option issued pursuant to the 2006 Executive Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting on February 6, 2007, one year from the date of grant, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 25% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis and (iii) the remaining 25% (the Tranche 3 Options) of the option is performance based and vests on the attainment of certain annual goals for the Company during the 5 year period beginning January 1, 2006, as discussed in the Compensation Discussion and Analysis.
(3)	Vested options represents 50% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(4)	Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in our parent company. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.
(5)	Vested options represents 50% of the Tranche 1 Options vesting based on time.

Option Exercises and Stock Vested in 2010

The following table sets forth information about stock options exercised by the named executives in fiscal year 2010 and stock awards that vested or were paid in fiscal year 2010 to the named executives.

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

Potential Payments Upon Termination or a Change in Control

Employment Agreement

Pursuant to our employment agreement with Mr. Eckert, we will provide him with an annual base salary of at least $650,000, annual incentive bonus opportunities with a maximum of 150% of base salary and a target of 100% (subject to certain guarantees in 2011), and participation in other benefit programs. Upon termination by the employer other than for cause or resignation for good reason, as defined in the employment agreement, Mr. Eckert would be entitled to receive separation pay equal to 1 1/2 the sum of his base salary plus average annual bonus, along with payments over 18 months equal to the employer portion of health and dental coverage premiums on a grossed-up basis. These benefits would be increased by 6 months’ worth of payments for a qualifying termination occurring within 12 months following a change in control. Termination benefits would be subject to Mr. Eckert’s timely execution of a release that was not thereafter revoked. Mr. Eckert would also be subject to non-competition and non-solicitation restrictions for a period of 18 months following the termination of his employment.

Pursuant to our employment agreement with Dr. Karlin, in the event of Dr. Karlin’s termination without cause or his resignation for good reason (both defined in his employment agreement), we were obligated to pay Dr. Karlin a lump sum equal to his base salary for a period of 36 months and provided further that if Dr. Karlin signed a general release of all claims, we would also pay to Dr. Karlin for a period of 18 months all premiums due for COBRA premiums for Dr. Karlin and his insured dependents, and all premiums relating to his life insurance policy, an aggregate amount of approximately $1.9 million calculated as of December 31, 2009. In the event of a termination due to death, disability or cause or if Dr. Karlin resigned without good reason, we would pay Dr. Karlin any base salary earned but not paid through the date of termination, any vacation time accrued but not used through the date of termination, any bonus compensation earned but unpaid on the date of termination and any business expenses incurred but un-reimbursed on the date of termination. This agreement was terminated pursuant to a Letter Agreement between Dr. Karlin and the Company dated July 30, 2010. Pursuant to the terms of the Letter Agreement, Dr. Karlin agreed to remain as Chief Executive Officer until the earliest of (i) December 31, 2010; (ii) the date the Company engages a new CEO; and (iii) the date the Board removes Mr. Karlin from the position of CEO. Dr. Karlin will remain as non-executive Chairman of the Board of Directors. In addition, pursuant to the Letter Agreement, the Company and Mr. Karlin agreed that he would be paid his salary and be eligible for a pro rata portion of his bonus through August 2, 2010 and was entitled to receive a lump sum payment of One Million Eight Hundred Ninety Thousand Dollars ($1,890,000) payable 60 days following August 2, 2010. The letter agreement also provided for a revised future vesting schedule for a portion of Dr. Karlin’s stock options.

We have no employment agreements with Kevin Hogge, James Hudak, Philip Herschman or Jerome Rhodes. As noted earlier, as of the date of this filing, Mr. Hudak and Mr. Hogge had resigned from their respective positions at the Company.

2010 Incentive Bonus Plan

An employee was only eligible to receive a bonus pursuant to the 2010 Annual Incentive Bonus plan if such employee was an employee of CRC or a subsidiary of CRC at the time of bonus payout in April 2011.

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

Restrictions Upon Termination or a Change of Control

During the course of employment and for a period of 18 months following the end of employment, Mr. Eckert may not participate in any other chemical or alcohol dependency business or any behavioral health business in a field in which we have plans to become engaged. For the same period, Mr. Eckert may also not solicit any of our employees, customers, referral sources or suppliers.

During the course of employment and for a period of 18 months following the end of employment, Dr. Karlin may not participate in any other chemical or alcohol dependency business or any behavioral health business in a field in which we have plans to become engaged. For the same period, Dr. Karlin may also not solicit any of our employees, customers, referral sources or suppliers.

Director Compensation

None of our directors except General Barry McCaffrey and Elliot Sainer received compensation for serving as a director. The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services. As noted earlier, Mr. Sainer resigned from his position as a director of the Company effective August 7, 2011.

The following table contains compensation received by General Barry McCaffrey and Elliot Sainer during the year ended December 31, 2010 for serving as a director of, and providing consulting services to, CRC and Holdings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
General Barry McCaffrey (1)	120,000	—	—	—	—	—	120,000
Elliot Sainer (2)	28,000	—	—	—	—	—	28,000

NOTES TO TABLE:

(1)	General McCaffrey receives a salary of $10,000 per month for consulting services rendered to us. He does not receive cash payments for attendance at board meetings.
(2)	Elliot Sainer received a consulting fee of $4,000 per month for consulting services rendered to us. He did not receive cash payments for attendance at board meetings. As noted earlier, Mr. Sainer resigned from his position as a director of the Company effective August 7, 2010.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Barnes and Gordon. Messrs. Connaughton and Barnes have not been at any time an officer or employee of CRC or an affiliate of CRC. During 2010, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

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

Name and Address	Shares of Class A Common Stock	Percent of Class A Common Stock	Shares of Class L Common Stock	Percent of Class L Common Stock
Bain Capital Partners VIII, L.P. and Related Funds (1)	32,547,498	93.9%	3,616,388	93.9%
R. Andrew Eckert	—	—	—	—
Dr. Barry W. Karlin (2)	1,050,757	3.0%	116,761	3.0%
James Hudak (3)	45,000	*	5,000	*
Philip L. Herschman (4)	304,471	*	33,849	*
Jerome E. Rhodes (5)	304,471	*	33,849	*
Kevin Hogge (6)	304,471	*	33,849	*
Barry R. McCaffrey (7)	7,189	*	799	*
Steven Barnes (8)	—	—	—	—
John Connaughton (8)	—	—	—	—
Chris Gordon (8)	—	—	—	—
All directors and executive officers as a group	2,080,720	6.0%	231,257	6.0%

*	indicates less than 1% of common stock
(1)	Represents shares owned by the following groups of investment funds affiliated with Bain Capital Partners, LLC: (i) 27,861,389.88 shares of Class A common stock and 3,095,709.94 shares of Class L common stock owned by Bain Capital Fund VIII, LLC, a Delaware limited liability company (“BCF VIII”), whose sole member is Bain Capital Fund VIII, L.P., a Cayman Islands exempted limited partnership (“BCF VIII Cayman”), whose sole general partner is Bain Capital Partners VIII, L.P., a Cayman Islands exempted limited partnership (“BCP VIII”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”); (ii) 3,666,862.04 shares of Class A common stock and 407,429.12 shares of Class L common stock owned by Bain Capital VIII Coinvestment Fund, LLC, a Delaware limited liability company (“BC VIII Coinvest”), whose sole member is Bain Capital VIII Coinvestment Fund, L.P., a Cayman Islands exempted limited partnership (“BC VIII Coinvest Cayman”), whose sole general partner is BCP VIII; (iii) 10,287.59 shares of Class A common stock and 1,143.08 shares of Class L common stock owned by BCIP Associates-G (“BCIP-G”), whose managing partner is BCI; (iv) 787,645.94 shares of Class A common stock and 69,256.98 shares of Class L common stock owned by BCIP Associates III, LLC, a Delaware limited liability company (“BCIP IIP”), whose sole member is BCIP Associates III, a Cayman Islands partnership (“BCIP III Cayman”), whose managing partner is BCI; (v) 118,584 shares of Class A common stock and 31,435.32 shares of Class L common stock owned by BCIP T Associates III, LLC a Delaware limited liability company (“BCIP T III”), whose sole member is BCIP Trust Associates III, a Cayman Islands partnership (“BCIP T III Cayman”), whose managing partner is BCI; (vi) 65,975.32 shares of Class A common stock and 9,482.95 shares of Class L common stock owned by BCIP Associates III-B, LLC, a Delaware limited liability company (“BCIP III-B”), whose sole member is BCIP Associates III-B, a Cayman Islands partnership (“BCIP III-B Cayman”), whose managing partner is BCI and (vii) 36,754 shares of Class A common stock and 1,931.37 shares of Class L common stock owned by BCIP T Associates III-B, LLC, a Delaware limited liability company (“BCIP T III-B” and together with BCF VIII, BC VIII Coinvest, BCIP-G, BCIP III, BCIP T III and BCIP III-B, the “Bain Funds”), whose sole member is BCIP Trust Associates III-B, a Cayman Islands partnership (“BCIP T III-B Cayman”), whose sole general partner is BCI.

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

(2)	Represents options to purchase 116,761 Units consisting of 1,050,757 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 116,761 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(3)	Represents options to purchase 5,000 Units consisting of 45,000 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 5,000 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(4)	Represents options to purchase 33,849 Units consisting of 304,471 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 33,849 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(5)	Represents options to purchase 33,849 Units consisting of 304,471 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 33,849 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(6)	Represents options to purchase 33,849 Units consisting of 304,471 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 33,849 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(7)	Represents options to purchase 799 Units consisting of 7,189 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 799 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(8)	Mr. Barnes, Mr. Connaughton and Mr. Gordon are each a managing director of Bain Capital Partners, LLC. They disclaim any beneficial ownership of any shares beneficially owned by any entity affiliated with Bain Capital Partners, LLC in which they do not have a pecuniary interest. Mr. Barnes, Mr. Connaughton and Mr. Gordon each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2010 under our 2006 Executive Incentive Plan, our 2006 Management Incentive Plan, and our 2007 Incentive Plan, the number of shares of our Class A common stock and Class L common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. Each of the 2006 Executive Incentive Plan, our 2006 Management Incentive Plan and our 2007 Incentive Plan have been approved by our shareholders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights				(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Class A common stock		Class L common stock		Class A common stock	Class L common stock	Class A common stock		Class L common stock
2006 Executive Incentive Plan	3,921,847	(1)	435,762	(1)	$0.40	$25.43	—	(2)	—	(2)
2006 Management Incentive Plan	384,597		42,733		$1.04	$81.46	—	(2)	—	(2)
2007 Incentive Plan	1,096,018		121,786		$1.28	$87.78	—	(2)	—	(2)
Equity compensation plans not approved by security holders	—		—		—	—	—		—

(1)	This amount consists of 995,637 shares of Class A common stock and 110,626 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 2,926,210 shares of Class A common stock and 325,135 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.
(2)	The number of securities remaining available for future issuance under either the 2007 Incentive Plan, the 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 1,327,228 shares of Class A common stock and 147,463 shares of Class L common stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

Rollover of Certain Management Equity Interests

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of our management converted options to purchase stock of our predecessor company into options to purchase stock of Holdings with an aggregate value of approximately $9.1 million. Dr. Barry W. Karlin, Jerome E. Rhodes, Kevin Hogge, Philip L. Herschman, and Pamela B. Burke converted options with a value of $5.0 million, $0.9 million, $0.9 million, $0.9 million and $125,000, respectively.

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

For the fiscal years ended December 31, 2010 and 2009, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below (in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees (1)	$2,025	$1,800
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees (3)	—	—

Total Fees	$2,025	$1,800

(1)	Audit Fees billed in the fiscal years ended December 31, 2010 and 2009 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.

(2)	The Company did not incur any Tax Fees for the years ended December 31, 2010 and 2009 with its principal independent registered accounting firm.
(3)	The Company did not incur any “All Other Fees” in the fiscal years ended December 31, 2010 and 2009 with its principal independent registered accounting firm.

The audit committee was formed in May 2006. All audit and non-audit services performed after such date have been pre-approved by the audit committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

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

(c) Exhibit Index

2.1	Agreement and Plan of Merger among CRCA Holdings, Inc., CRCA Merger Corporation and CRC Health Group, Inc. dated as of October 8, 2005 (incorporated by reference to Exhibit 2.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

2.1a	Agreement and Plan of Merger dated as of September 22, 2006, by and among Aspen Education Group, Inc., Frazier Healthcare II, L.P., as Shareholders’ Representative, Madrid Merger Corporation and CRC Health Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 333-135172) filed September 28, 2006)

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1	Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.1a	First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1b	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1c	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1d	Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

4.1e	Fifth Supplemental Indenture dated as of April 27, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed May 15, 2007)

4.1f	Sixth Supplemental Indenture dated as of July 26, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 13, 2007)

4.1g	Seventh Supplemental Indenture dated as of May 23, 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed August 13, 2008)

4.1h	Release of Guarantee dated as of July 25, 2008 by and among US Bank National Association, as Trustee, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to 4.1 of Form 10-Q filed November 14, 2008).

4.1i	Form of Eighth Supplemental Indenture dated as of November , 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.1H of Form 10K filed March 27, 2009).

4.1j	Form of Ninth Supplemental Indenture dated as of April , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.li of Form 10Q filed May 15, 2009).

4.1k	Form of Tenth Supplemental Indenture dated as of December , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

4.2	Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006)

10.1	Credit Agreement, dated as of February 6, 2006, by and among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., Citibank, N.A., the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1a	Amendment No. 1 to Credit Agreement, dated as of May 19, 2006 among CRC Intermediate Holdings, Inc., CRC Health Corporation and Citibank, N.A. in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1b	AMENDMENT AGREEMENT, dated as of November 17, 2006 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors, as defined therein, and Citibank, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1c	AMENDED AND RESTATED CREDIT AGREEMENT (“Agreement”) entered into as of November 17, 2006, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1d	AMENDMENT NO. 2 to Credit Agreement dated as of April 16, 2007, among CRC HEALTH GROUP, INC., a Delaware corporation (“Holdings”), CRC HEALTH CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 15, 2007)

10.1e	Second Amendment Agreement, dated as of January 20, 2011 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors and Citibank, N.A., in its capacity as administrative agent for the lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (as amended and restated as of November 17, 2006)

10.1f	SECOND AMENDED AND RESTATED CREDIT AGREEMENT dated as January 20, 2011, among CRC Health Corporation, CRC Health Group Inc., Citibank, N.A., as administrative agent, collateral agent, Swing Line Lender and L/C Issuer, the other lenders party hereto, J.P. Morgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Second Restatement Arrangers, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, G.E.Capital Markets, Inc. and Credit Suisse Securities (USA) LLC, as joint bookrunners.

10.2	Security Agreement, dated as of February 6, 2006, between CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.2a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (Incorporated by reference to Exhibit 4.li of Form 10K filed April 2, 2007).

10.2b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.2g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.2h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.2i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2i of Form 10K filed March 27, 2009)

10.2j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2j of Form 10Q filed May 15, 2009)

10.2k	Form of SUPPLEMENT NO. 11 dated as of December , 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

10.3	Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.3a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.3h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.3i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3i of Form 10-Q filed August 13, 2008).

10.3i	Release of Guarantee and Collateral Dated as of July 25, 2008 by and among Citibank, NA, as Administrative Agent and Collateral Agent, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to Exhibit 10.3i of Form 10-Q filed November 14, 2008).

10.3j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3k	Form of SUPPLEMENT NO. 11 dated as of December , 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

10.4	Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.5	Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.5a	Letter Agreement dated July 30, 2010 by and between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation (incorporated by reference to Exhibit 10.20 of Form 8-K filed August 5, 2010).

10.6	Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.6a	Amended and Restated Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 and as amended and restated on August 13, 2008 (incorporated by reference to Exhibit 10.6a of Form 10-K filed March 27, 2009).

10.7	Form of Executive Letter Agreement re: Fair Market Value Determination of Shares dated February 6, 2006 (incorporated by reference to Exhibit 10.7 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8	2006 Executive Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8a	2006 Executive Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.9	2006 Management Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.9 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.9a	2006 Management Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.10	Form of Senior Executive Option Certificate (incorporated by reference to Exhibit 10.10 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.10a	Form of 2007 Senior Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11	Form of Executive Option Certificate (incorporated by reference to Exhibit 10.11 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.11a	Form of 2007 Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11b	Form of Amended and Restated 2007 Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.11c	Form of Amended and Restated Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.12	Form of Management Time Vesting Option Certificate (incorporated by reference to Exhibit 10.12 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.13	Form of Substitute Option Certificate (incorporated by reference to Exhibit 10.13 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.14	Rollover and Subscription Agreement, dated as of February 6, 2006, between CRCA Holdings, Inc. and the investors in CRC Health Group, Inc. listed therein (incorporated by reference to Exhibit 10.14 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.15	EMPLOYMENT AGREEMENT dated as of February 1, 2004, between Aspen Education Group, Inc. and Elliot A. Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.16	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of November 17, 2006, made and entered into by and between Aspen Education Group, Inc. and Elliot A Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.17	2007 Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18	Form of 2007 Incentive Plan Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18a	Form of 2008 Incentive Plan Option Certificate (Incorporated by reference to Exhibit 10.18a of form 10K filed April 7, 2008)

10.19	Agreement dated as of September 20, 2007 between Elliot A. Sainer, CRC Health Group, Inc., CRC Health Corporation and Aspen Education Group (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.20	Employment Agreement dated December 13, 2010 by and between CRC Health Group, Inc., CRC Health Corporation and R. Andrew Eckert.‡*

10.21	Form of 2010 Senior Executive Option Agreement.‡*

12	Statement of Computation of Ratio of Earnings to Fixed Charges‡

21	Subsidiaries of CRC Health Corporation‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer‡

32.1	Section 1350 Certification of Principal Executive Officer†

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer†

‡	Filed herewith.
†	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2010

CRC HEALTH CORPORATION (Registrant)

By	/s/ KEVIN HOGGE
Kevin Hogge, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2011

Signature	Title
Principal Executive Officer:

/s/ R. ANDREW ECKERT R. Andrew Eckert	Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ KEVIN HOGGE Kevin Hogge	Chief Financial Officer

/s/ BARRY KARLIN Barry Karlin	Director

/s/ STEVEN BARNES Steven Barnes	Director

/s/ JOHN CONNAUGHTON John Connaughton	Director

/s/ CHRIS GORDON Chris Gordon	Director

/s/ BARRY R. MCCAFFREY Barry R. McCaffrey	Director