Form 10-Q
period 2011-03-31
CRC Health CORP
filed 2011-05-12
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of May 12, 2011 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: effect of healthcare reform and other changes in government reimbursement for CRC’s services; reductions in the availability of governmental and private financial aid for CRC’s youth treatment programs; CRC’s substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC’s facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; implementation of the strategic plan for improving performance of the Aspen business may not be successful; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2011 AND DECEMBER 31, 2010

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,894	$7,111
Restricted cash	897	546
Accounts receivable, net of allowance for doubtful accounts of $4,910 in 2011 and $5,044 in 2010	37,001	32,706
Prepaid expenses	7,728	8,623
Other current assets	2,085	1,921
Income taxes receivable	654	259
Deferred income taxes	6,547	6,547
Current assets of discontinued operations	1,409	1,635

Total current assets	63,215	59,348
PROPERTY AND EQUIPMENT-Net	125,832	125,626
GOODWILL	521,807	521,807
INTANGIBLE ASSETS-Net	308,549	314,032
OTHER ASSETS-Net	22,081	19,411

TOTAL ASSETS	$1,041,484	$1,040,224

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,503	$4,957
Accrued liabilities	30,789	30,292
Current portion of long-term debt	23,502	11,111
Other current liabilities	18,245	18,305
Current liabilities of discontinued operations	2,764	3,619

Total current liabilities	79,803	68,284
LONG-TERM DEBT-Less current portion	587,967	598,915
OTHER LONG-TERM LIABILITIES	8,605	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,077	3,142
DEFERRED INCOME TAXES	105,700	105,256

Total liabilities	785,152	784,383

COMMITMENTS AND CONTINGENCIES (Note 11)
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value-1,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	463,163	462,970
Accumulated deficit	(205,776)	(205,023)
Accumulated other comprehensive loss	(1,055)	(2,106)

Total CRC Health Corporation stockholder’s equity	256,332	255,841

Total equity	256,332	255,841

TOTAL LIABILITIES AND EQUITY	$1,041,484	$1,040,224

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
NET REVENUE:
Net client service revenue	$111,861	$103,577

OPERATING EXPENSES:
Salaries and benefits	57,347	53,403
Supplies, facilities and other operating costs	33,206	29,841
Provision for doubtful accounts	1,671	1,820
Depreciation and amortization	4,902	5,553
Asset impairment	4,401	—

Total operating expenses	101,527	90,617

OPERATING INCOME	10,334	12,960
INTEREST EXPENSE -Net	(11,756)	(10,805)
OTHER INCOME	31	—

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,391)	2,155
INCOME TAX (BENEFIT) EXPENSE	(604)	934

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(787)	1,221
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of tax expense(benefit) of $26 and ($227) in the three months ended March 31, 2011 and 2010, respectively)	34	(360)

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(753)	$861

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(753)	$861
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	4,903	5,562
Amortization of debt discount and capitalized financing costs	1,016	1,053
Asset impairment	4,401	—
Gain on interest rate swap agreement	(38)	(118)
Gain on disposition of property and equipment	(29)	(5)
Provision for doubtful accounts	1,685	1,871
Stock-based compensation	736	1,427
Changes in assets and liabilities:
Restricted cash	(351)	(724)
Accounts receivable	(5,935)	(2,714)
Prepaid expenses	948	4
Other current assets	(164)	105
Income taxes receivable and payable	(626)	693
Accounts payable	(446)	1,665
Accrued liabilities	220	(1,730)
Other current liabilities	1,678	(453)
Other assets	(366)	(1,083)
Other long term liabilities	(563)	(188)

Net cash provided by operating activities	6,316	6,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,996)	(2,875)
Proceeds from sale of property and equipment	42	14
Acquisition of business, net of cash acquired	(28)	(30)

Net cash used in investing activities	(3,982)	(2,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital (distributed to) contributed from Parent	(543)	8
Capitalized financing costs related to refinancing of term loans and revolving line of credit	(3,196)	—
Borrowings under revolving line of credit	2,500	5,000
Repayments under revolving line of credit	—	(2,500)
Repayments of term loan and seller notes	(1,312)	(8,656)
Net cash used in financing activities	(2,551)	(6,148)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(217)	(2,813)
CASH AND CASH EQUIVALENTS-Beginning of period	7,111	4,982

CASH AND CASH EQUIVALENTS-End of period	$6,894	$2,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$15,790	$13,545

Cash paid for income taxes, net of refunds	$49	$13

Payable related to acquisition	$246	$365

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010.

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

Recently Adopted Accounting Guidance — In December 2010, the Financial Accounting Standards Board (“FASB”) issued changes to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This guidance was effective for fiscal years (and interim periods within those years) that began after December 15, 2010. The Company adopted this guidance on January 1, 2011 and its adoption did not have any material impact on the condensed consolidated financial statements.

In December 2010, the FASB issued changes to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Company adopted this guidance on January 1, 2011 and its adoption did not have any material impact on the condensed consolidated financial statements.

In August 2010, the FASB issued updated authoritative guidance which clarifies that health care entities should not net insurance recoveries against a related claim liability. Further, such entities should determine the claim liability without considering insurance recoveries. The guidance was effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010. A cumulative-effect adjustment should be recognized in opening retained earnings in the period of adoption if a difference exists between any liabilities and insurance receivables recorded as a result of applying the amendments in this guidance. Retrospective application and early adoption is permitted. The Company adopted this guidance on January 1, 2011 and its adoption did not have any material impact on the condensed consolidated financial statements.

In August 2010, the FASB issued updated authoritative guidance which requires that health care entities use costs as a measurement basis for charity care disclosures and that they identify those costs as the direct and indirect costs of providing the charity care. The guidance also requires disclosure of the method used to identify the costs. The guidance was effective for fiscal years beginning after December 15, 2010. Retrospective application and early adoption is permitted. The Company adopted this guidance on January 1, 2011 and its adoption did not have any material impact on the condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In July 2010, the FASB issued updated authoritative guidance which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For the Company, the new and amended disclosures that relate to information as of the end of a reporting period were effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period was effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The Company’s adoption of this guidance did not have any material impact on the condensed consolidated financial statements.

In January 2010, the FASB issued updated authoritative guidance, which, among other things, requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. The updated guidance was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Company’s adoption of this guidance did not have any material impact on the condensed consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Balance sheet components at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable-gross	$41,911	$37,750
Less allowance for doubtful accounts	(4,910)	(5,044)

Accounts receivable-net	$37,001	$32,706

Other assets-net:
Capitalized financing costs-net	$13,022	$10,776
Deposits	644	662
Note receivable	8,415	7,973

Total other assets-net	$22,081	$19,411

Accrued liabilities:
Accrued payroll and related expenses	$14,057	$10,796
Accrued vacation	4,711	4,596
Accrued interest	3,350	8,153
Accrued expenses	8,671	6,747

Total accrued liabilities	$30,789	$30,292

Other current liabilities:
Deferred revenue	$11,770	$10,600
Client deposits	4,170	3,604
Interest rate swap liability	1,744	3,535
Other liabilities	561	566

Total other current liabilities	$18,245	$18,305

Loan program-The Company’s Loan Program allows students and/or patients (the “Borrowers”) who meet certain predetermined credit and underwriting standards such as high FICO scores, full documentation, verification and certain cosigning requirements, to obtain third-party financing to pay a portion of the cost of participating in certain of the Company’s programs. The balance of the loan program (net of reserves) was $8.4 million and $7.9 million at March 31, 2011 and December 31, 2010, respectively.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company has established a loan loss reserve to account for non-performing Loan Program notes. The Company has utilized a variety of data from the consumer and education loan industry to establish its initial loan loss reserve. On a periodic basis, the Company evaluates the adequacy of the allowance based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The following schedule reflects activity associated with the Company’s loan loss reserve for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Loan Loss Reserve Account
Balance—beginning of the period	$916	$219
Loan loss expense	149	160
Write-off of uncollectible accounts	—	—

Balance—end of the period	$1,065	$379

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Land	$21,373	$21,373
Building and improvements	84,307	79,860
Leasehold improvements	17,468	19,203
Furniture and fixtures	12,608	12,639
Computer equipment	12,717	12,369
Computer software	17,693	17,472
Motor vehicles	5,492	5,660
Field equipment	2,388	2,634
Construction in progress	6,409	8,370

	180,455	179,580
Less accumulated depreciation	(54,623)	(53,954)

Property and equipment-net	$125,832	$125,626

Depreciation expense was $3.5 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.

As a result of the Company’s strategic plan to transition the services provided by the Aspen business within its healthy living division (see Note 14), the Company tested its long-lived assets at the eight affected facilities for impairment at March 31, 2011. The Company recognized a non-cash impairment charge of $0.3 million related to impairment of property and equipment which was included in the condensed consolidated statement of operations as asset impairment.

5. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segments for the three months ended March 31, 2011 are as follows (in thousands):

	Recovery	Healthy Living	Total
Balance as of January 1, 2011
Goodwill	$502,671	$245,218	$747,889
Accumulated impairment losses	(624)	(225,458)	(226,082)

	502,047	19,760	521,807
Activity during the year:
Goodwill addition from acquisition	—	—	—

Balance as of March 31, 2011
Goodwill	502,671	245,218	747,889
Accumulated impairment losses	(624)	(225,458)	(226,082)

	$502,047	$19,760	$521,807

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Intangible Assets

Total intangible assets at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011				December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$19,231	$(4,207)	$15,024	20 years	$20,834	$(4,297)	$16,537
Accreditations	20 years	8,358	(1,828)	6,530	20 years	8,899	(1,835)	7,064
Curriculum	20 years	4,915	(1,075)	3,840	20 years	5,483	(1,131)	4,352
Government including Medicaid contracts	15 years	34,967	(12,044)	22,923	15 years	34,967	(11,463)	23,504
Managed care contracts	10 years	14,400	(7,440)	6,960	10 years	14,400	(7,080)	7,320
Managed care contracts	5 years	100	(70)	30	5 years	100	(65)	35
Core developed technology	5 years	2,704	(2,695)	9	5 years	2,704	(2,663)	41
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization		$84,827	$(29,511)	$55,316		$87,539	$(28,686)	$58,853

Intangible assets not subject to amortization:
Trademarks and trade names				171,132				173,078
Certificates of need				44,600				44,600
Regulatory licenses				37,501				37,501

Total intangible assets not subject to amortization				253,233				255,179

Total intangible assets				$308,549				$314,032

As a result of the Company’s strategic plan to transition the services provided by the Aspen business within its healthy living division (see Note 14), the Company tested its finite-lived and infinite-lived intangible assets at the eight affected facilities for impairment at March 31, 2011. The Company recognized non-cash impairment charges of $2.1 million and $1.9 million related to the finite-lived and indefinite-lived intangible assets, respectively, which were included in the condensed consolidated statement of operations as asset impairment.

Total amortization expense of intangible assets subject to amortization was $1.4 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Estimated future amortization expense related to the amortizable intangible assets at March 31, 2011 is as follows (in thousands):

Fiscal Year
2011 (remaining nine months)	$4,072
2012	5,411
2013	5,396
2014	5,396
2015	5,396
Thereafter	29,645

Total	$55,316

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods.

For the three months ended March 31, 2011, the Company’s tax benefit on continuing operations is $0.6 million, representing an effective tax rate of 43.4%. The effective tax rate differs from the U.S. federal statutory rate of 35.0% primarily because of state income taxes. For the three months ended March 31, 2010, the Company’s tax expense on continuing operations was $0.9 million, representing an effective tax rate of 43.3% on continuing operation.

There is no significant change on uncertain tax positions for the three months ended March 31, 2011. The Company files its income tax returns in various jurisdictions, including United State federal and state filings, United Kingdom and Canada filings. The Company is currently under examination by various state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposures associated with its tax filing positions.

7. LONG-TERM DEBT

Long-term debt at March 31, 2011 and December 31, 2010 consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Term loan	$398,305	$398,305
Revolving line of credit	36,500	34,000
Senior subordinated notes, net of discount of $1,276 in 2011 and $1,342 in 2010	176,020	175,954
Seller notes	566	1,680
Note payable, leasehold improvement	78	87

Total debt	611,469	610,026
Less current portion	(23,502)	(11,111)

Long-term debt-less current portion	$587,967	$598,915

Term Loans and Revolving Line of Credit — On January 20, 2011, the Company entered into an amendment agreement and further amended and restated the Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) to extend the maturity of a substantial portion of the Term Loans and revolving line of credit and provide the Company with greater flexibility to amend and refinance its Term Loans and revolving line of credit in the future. Certain financial covenants were also amended. The amendment was recognized as modification of debts.

Term Loans — Key provisions of the Term Loans that were extended pursuant to the Second Amended and Restated Credit Agreement (“Extended Term Loans”) and those that were not (“Non-Extended Term Loans”) are summarized below.

Non-Extended Term Loans: Of the aggregate amount of $89.3 million outstanding at March 31, 2011, the Company paid $9.6 million in April 2011 and the remainder is payable on February 6, 2013. Interest was payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25% , subject to reduction to 2.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.25% subject to reduction to 1.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s. At March 31, 2011, the entire amount of Non-Extended Term Loans consisted of LIBOR loans and the interest rate thereon was 2.553%.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Extended Term Loans: The aggregate amount of $309.0 million is payable in quarterly principal installments of $0.9 million over the payment period March 31, 2013 through September 30, 2015, with the remainder due on the maturity date of November 16, 2015. Interest is payable quarterly and rates are based on (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At March 31, 2011, the entire amount of the Non-Extended Term Loans consisted of LIBOR loans and the interest rate thereon was 4.803%.

The Company is required to apply a certain portion of excess cash to the principal amount of the Term Loan. Excess cash under the Second Amended and Restated Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items. The Company made a pre-payment of $9.6 million in April 2011 related to excess cash flows as defined in the Second Amended and Restated Credit Agreement.

Revolving Line of Credit — Key provisions of the revolving line of credit commitments that were extended pursuant to the Second Amended and Restated Credit Agreement (“Extended Revolving Line of Credit”) and those that were not extended (“Non-Extended Revolving Line of Credit”) are summarized below.

Non-Extended Revolving Line of Credit: The aggregate commitments of $37.0 million mature on February 6, 2012. Interest was payable at (i) for LIBOR loans of any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.50%, 2.25%, 2.00% or 1.75%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.50%, 1.25%, 1.00% or 0.75%, based upon the Company’s leverage ratio being within certain defined ranges. At March 31, 2011, the amount outstanding under Non-Extended Revolving Line of Credit was $13.5 million.

Extended Revolving Line of Credit: The aggregate commitments of $63.0 million mature on August 16, 2015 provided that if any Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At March 31, 2011, the amount outstanding under Extended Revolving Line of Credit was $23.0 million.

Interest expense (gross) on total debt was $12.1 million and $11.0 million for the three months ended March 31, 2011 and 2010.

8. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2011, the Company had one remaining outstanding interest rate derivative with a $200.0 million notional amount that was designated as a cash flow hedge of interest rate risk. Under the terms of this derivative, (the “2008 Swap”), the Company receives an interest rate equal to 3-month LIBOR and in exchange pays a fixed rate of 3.875% on the $200.0 million notional amount. The 2008 Swap has a maturity date of June 30, 2011. The Company’s other interest rate derivative (the “2006 Swap”), which converted $10.0 million of its floating-rate debt at 4.99%, matured on March 31, 2011.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the remaining term of the 2008 Swap, the Company estimates that an additional $1.7 million of the effective portion of this derivative will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments at March 31, 2011 and December 31, 2010 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$1,744	$3,535

Total derivatives designated as hedging instruments		$1,744	$3,535

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending March 31, 2011 and 2010 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Q1’11	Q1’10		Q1’11	Q1’10		Q1’11	Q1’10
Interest Rate Swaps	$(112)	$(1,797)	Interest expense-net	$(1,865)	$(2,063)	Interest expense-net	$1	$(1)

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2011, the liability due to counterparties to the derivative agreements is $1.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk (“credit valuation adjustments”). As of March 31, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2010, it may be required to settle its obligations under the agreements at their termination value of $1.8 million. At March 31, 2011, the Company was in compliance with all agreements related to its debt and derivatives.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at March 31, 2011 and December 31, 2010. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

The following table presents the non-financial assets that were measured and recorded at fair value on a non-recurring basis during the three months ended March 31, 2011 (in thousands):

	Three Months Ended March 31, 2011		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Property and equipment	$337	$—	$—	$—	$—
Referral network	1,251	—	—	—	—
Accreditation	423	—	—	—	—
Curriculum	444	—	—	—	—
Trademarks and trade names	1,946	5,100	—	—	5,100

Total	$4,401	5,100	$—	$—	$5,100

For the three months ended March 31, 2011, the estimated fair value of the assets was determined based on level 3 inputs.

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

The estimated fair value of financial instruments with long-term maturities is as follows:

	March 31, 2011		December 31, 2010
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$8,432	$6,458	$7,949	$6,028
Liabilities
Senior subordinated notes	$176,020	$183,797	$175,954	$187,232
Term loan	$398,305	$384,861	$398,305	$377,778

Loan program notes are measured at their estimated fair market value measured primarily based on securitization market conditions for similar loans. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S. Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments on the Company’s term loans. For the three months ended March 31, 2011, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of accumulated other comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net (loss) income	$(753)	$861
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $702 in 2011, and $106 in 2010)	1,051	160

Comprehensive income attributable to CRC Health Corporation	$298	$1,021

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

Loan Program - As of March 31, 2011, the Company had purchased approximately $12.0 million in Loan Program notes with a weighted average interest rate of 6.8% and a maximum remaining amortization period of 20 years. At March 31, 2011, the Company had $0.8 million of outstanding loan purchase commitments related to its Loan Program.

12. STOCK-BASED COMPENSATION

Stock-based equity awards are made by the Group to certain employees of the Company. The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $0.7 million and $1.4 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense was $0.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Group granted 154,986 units, which represent 1,394,874 share options to purchase Class A common stock of the Group and 154,986 share options to purchase Class L common stock of the Group. At March 31, 2011 and 2010, the Company had 3,577,393 and 3,738,382 unvested option shares with per-share, weighted average grant date fair values of $3.56 and $3.63, respectively. Additionally, 383,855 option shares with a per-share weighted average grant date fair value of $5.20 vested during the three months ended March 31, 2011.

Activity under the Group’s Plans for the three months ended March 31, 2011 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2010	6,002,738	$7.77		5.77
Granted	1,549,860	7.25	2.00	9.92
Exercised	—			—
Forfeited/cancelled/expired	(177,188)	9.29	3.94

Outstanding-March 31, 2011	7,375,410	$7.62		6.41

Exercisable-March 31, 2011	3,798,018	$6.79		5.08

Exercisable and expected to be exercisable	7,006,639	$7.62		6.41

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2011, the Company had $177.3 million aggregate principal amount of the 10.75% Senior Subordinated Notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of March 31, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of March 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,524	$370	$—	$6,894
Restricted cash	897	—	—	—	897
Accounts receivable-net of allowance	—	36,874	127	—	37,001
Prepaid expenses	4,064	3,502	162	—	7,728
Other current assets	485	1,489	111	—	2,085
Income taxes receivable	654	—	—	—	654
Deferred income taxes	6,547	—	—	—	6,547
Current assets of discontinued operations	—	1,409	—	—	1,409

Total current assets	12,647	49,798	770	—	63,215
PROPERTY AND EQUIPMENT-Net	9,428	115,330	1,074	—	125,832
GOODWILL	—	518,310	3,497	—	521,807
INTANGIBLE ASSETS-Net	—	308,549	—	—	308,549
OTHER ASSETS-Net	21,431	636	14	—	22,081
INVESTMENT IN SUBSIDIARIES	949,850	—	—	(949,850)	—

TOTAL ASSETS	$993,356	$992,623	$5,355	$(949,850)	$1,041,484

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,384	$1,090	$29	$—	$4,503
Accrued liabilities	13,716	16,485	588	—	30,789
Current portion of long-term debt	23,146	356	—	—	23,502
Other current liabilities	2,404	14,764	1,077	—	18,245
Current liabilities of discontinued operations	—	2,764	—	—	2,764

Total current liabilities	42,650	35,459	1,694	—	79,803
LONG-TERM DEBT-Less current portion	587,679	288	—	—	587,967
OTHER LONG-TERM LIABILITIES	995	7,469	141	—	8,605
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	3,077	—	—	3,077
DEFERRED INCOME TAXES	105,700	—	—	—	105,700

Total liabilities	737,024	46,293	1,835	—	785,152
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	256,332	946,330	3,520	(949,850)	256,332

Total equity	256,332	946,330	3,520	(949,850)	256,332

TOTAL LIABILITIES AND EQUITY	$993,356	$992,623	$5,355	$(949,850)	$1,041,484

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,826	$285	$—	$7,111
Restricted cash	546	—	—	—	546
Accounts receivable-net of allowance for doubtful accounts	—	32,474	232	—	32,706
Prepaid expenses	4,488	3,955	180	—	8,623
Other current assets	585	1,333	3	—	1,921
Income taxes receivable	259	—	—	—	259
Deferred income taxes	6,547	—	—	—	6,547
Current assets of discontinued operations	—	1,635	—	—	1,635

Total current assets	12,425	46,223	700	—	59,348
PROPERTY AND EQUIPMENT-Net	9,515	115,023	1,088	—	125,626
GOODWILL	—	518,310	3,497	—	521,807
INTANGIBLE ASSETS-Net	—	314,032	—	—	314,032
OTHER ASSETS-Net	18,728	669	14	—	19,411
INVESTMENT IN SUBSIDIARIES	955,058	—	—	(955,058)	—

TOTAL ASSETS	$995,726	$994,257	$5,299	$(955,058)	$1,040,224

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$1,066	$41	$—	$4,957
Accrued liabilities	17,397	12,231	664	—	30,292
Current portion of long-term debt	9,641	1,470	—	—	11,111
Other current liabilities	4,127	13,128	1,050	—	18,305
Current liabilities of discontinued operations	—	3,619	—	—	3,619

Total current liabilities	35,015	31,514	1,755	—	68,284
LONG-TERM DEBT-Less current portion	598,618	297	—	—	598,915
OTHER LONG-TERM LIABILITIES	996	7,613	177	—	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	3,142	—	—	3,142
DEFERRED INCOME TAXES	105,256	—	—	—	105,256

Total liabilities	739,885	42,566	1,932	—	784,383
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY	255,841	951,691	3,367	(955,058)	255,841

Total equity	255,841	951,691	3,367	(955,058)	255,841

TOTAL LIABILITIES AND EQUITY	$995,726	$994,257	$5,299	$(955,058)	$1,040,224

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$43	$109,412	$2,406	$—	$111,861
Management fee revenue	21,049	—	—	(21,049)	—

Total net revenue	21,092	109,412	2,406	(21,049)	111,861

OPERATING EXPENSES:
Salaries and benefits	5,330	50,911	1,106	—	57,347
Supplies, facilities and other operating costs	2,886	29,117	1,203	—	33,206
Provision for doubtful accounts	—	1,657	14	—	1,671
Depreciation and amortization	1,053	3,755	94	—	4,902
Asset impairments	—	4,401	—	—	4,401
Management fee expense	—	20,298	751	(21,049)	—

Total operating expenses	9,269	110,139	3,168	(21,049)	101,527

OPERATING INCOME (LOSS)	11,823	(727)	(762)	—	10,334
INTEREST EXPENSE-NET	(11,686)	(70)	—	—	(11,756)
OTHER INCOME	31	—	—	—	31

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	168	(797)	(762)	—	(1,391)
INCOME TAX EXPENSE (BENEFIT)	73	(346)	(331)	—	(604)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	95	(451)	(431)	—	(787)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX EXPENSE OF $26	—	34	—	—	34

NET INCOME (LOSS)	95	(417)	(431)	—	(753)
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	(848)	—	—	848	—

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(753)	$(417)	$(431)	$848	$(753)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
NET REVENUE:
Net client service revenue	$50	$101,778	$1,749	$—	$103,577
Management fee revenue	19,106	—	—	(19,106)	—

Total net revenue	19,156	101,778	1,749	(19,106)	103,577

OPERATING EXPENSES:
Salaries and benefits	5,302	46,854	1,247	—	53,403
Supplies, facilities and other operating costs	2,147	26,304	1,390	—	29,841
Provision for doubtful accounts	—	1,727	93	—	1,820
Depreciation and amortization	928	4,504	121	—	5,553
Management fee expense	—	18,598	508	(19,106)	—

Total operating expenses	8,377	97,987	3,359	(19,106)	90,617

OPERATING INCOME (LOSS)	10,779	3,791	(1,610)	—	12,960
INTEREST EXPENSE-NET	(10,704)	169	(270)	—	(10,805)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	75	3,960	(1,880)	—	2,155
INCOME TAX EXPENSE (BENEFIT)	33	1,716	(815)	—	934

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	42	2,244	(1,065)	—	1,221
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($227)	—	(360)	—	—	(360)

NET INCOME (LOSS)	42	1,884	(1,065)	—	861
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	819	—	—	(819)	—

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$1,884	$(1,065)	$(819)	$861

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,130)	$8,650	$(204)	$—	$6,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,453)	(2,463)	(80)	—	(3,996)
Proceeds from sale of property and equipment	—	42	—	—	42
Acquisition of business, net of cash acquired	(28)	—	—	—	(28)

Net cash used in investing activities	(1,481)	(2,421)	(80)	—	(3,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,868	(5,237)	369	—	—
Capital distributed to Parent	(543)	—	—	—	(543)
Capitalized financing costs	(3,196)	—	—	—	(3,196)
Borrowings under revolving line of credit	2,500	—	—	—	2,500
Repayments of seller notes	(18)	(1,294)	—	—	(1,312)

Net cash provided by (used in) financing activities	3,611	(6,531)	369	—	(2,551)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(302)	85	—	(217)
CASH AND CASH EQUIVALENTS Beginning of period	—	6,826	285	—	7,111

CASH AND CASH EQUIVALENTS End of period	$—	$6,524	$370	$—	$6,894

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,403)	$8,431	$198	$—	$6,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,001)	(1,843)	(31)	—	(2,875)
Proceeds from sale of property and equipment	—	14	—	—	14
Acquisition of business, net of cash acquired	(30)	—	—	—	(30)

Net cash used in investing activities	(1,031)	(1,829)	(31)	—	(2,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	9,582	(9,422)	(160)	—	—
Capital contributed from Parent	8	—	—	—	8
Borrowings under revolving line of credit	5,000	—	—	—	5,000
Repayments under revolving line of credit	(2,500)	—	—	—	(2,500)
Repayments of term loan and seller notes	(8,656)	—	—	—	(8,656)

Net cash provided by (used in) financing activities	3,434	(9,422)	(160)	—	(6,148)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,820)	7	—	(2,813)
CASH AND CASH EQUIVALENTS Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS End of period	$—	$1,925	$244	$—	$2,169

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

14. RESTRUCTURING

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its strategic business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. During the three months ended March 31, 2011, the Company continued its activity under the FY08 plan related to employee severance payments and long-term lease commitments resulting from prior period employee terminations and facility closures. During the three months ended March 31, 2011, the Company reached settlements on contract terminations related to rental leases at some of the facilities affected by the FY08 plan. This resulted in reversals of expenses recognized previously.

A summary of restructuring activity under the FY08 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery division	42	2,178	2,220
Healthy living division	(8)	4,046	4,038
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$34	$6,224	$6,258

Expenses
Recovery division	—	(443)	(443)
Healthy living division	—	61	61
Corporate	—	—	—

Total expenses	—	(382)	(382)
Cash (payments) receipts
Recovery division	(46)	(71)	(117)
Healthy living division	(7)	(210)	(217)
Corporate	—	—	—

Total cash (payments) receipts	(53)	(281)	(334)
Restructuring reserve at March 31, 2011
Recovery division	(4)	1,664	1,660
Healthy living division	(15)	3,897	3,882
Corporate	—	—	—

Total restructuring reserve at March 31, 2011	$(19)	$5,561	$5,542

On March 24, 2011, the Company announced a strategic plan (the “FY11 plan”) to transition the services provided by its Aspen business within its healthy living division to a more focused national network of services. This smaller network will allow the Company to apply its resources where there are the greatest needs and assure the best possible service for its students and families. In 2010, this business experienced difficulties as a result of declining economic conditions and the inability of families to access credit markets to fund tuition. As part of this strategic plan, the Company will be terminating operations at five facilities and consolidating services at three other facilities. The plan is intended to maximize the number of affected students who will be able to complete treatment and/or graduate and is expected to be implemented over a period of up to 6 months. In connection with this plan, the Company recognized employee termination costs of approximately $1.8 million during the three months ended March 31, 2011. The Company expects to recognize additional employee termination costs of approximately $1.1 million during the second and third quarters of 2011. The amount of additional costs associated with this plan may vary materially based on various factors including actual employee terminations, any contract termination payments, and the success of student transition plans.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of restructuring activity under the FY11 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery division	—	—	—
Healthy living division	—	—	—
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$—	$—	$—

Expenses
Recovery division	—	—	—
Healthy living division	1,808	—	1,808
Corporate	479	—	479

Total expenses	2,287	—	2,287
Cash (payments) receipts
Recovery division	—	—	—
Healthy living division	—	(14)	(14)
Corporate	(224)	—	(224)

Total cash (payments) receipts	(224)	(14)	(238)
Restructuring reserve at March 31, 2011
Recovery division	—	—	—
Healthy living division	1,808	(14)	1,794
Corporate	255	—	255

Total restructuring reserve at March 31, 2011	$2,063	$(14)	$2,049

15. DISCONTINUED OPERATIONS

At March 31, 2011, the Company had closed or sold 16 facilities under discontinued operations compared to 15 facilities at March 31, 2010.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net revenue	$—	503
Operating expenses	(61)	1,088
Interest expense	1	2
Income (loss) before income taxes	60	(587)
Tax expense (benefit)	26	(227)

Income (loss) from discontinued operations	$34	$(360)

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

A summary of the Company’s reportable segments are as follows:

Recovery - The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders both on an inpatient residential basis and on an outpatient basis. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of March 31, 2011, the recovery segment operates 30 inpatient, 21 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states.

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

As of March 31, 2011, the healthy living segment operates 24 adolescent and young adult programs in 8 states which provide a wide variety of therapeutic educational programs for underachieving young people. The healthy living segment also operates 18 weight management facilities. These facilities are located in 8 states in the United States (17 facilities), and in the United Kingdom (1 facility), with a focus on providing treatment services for eating disorders and weight management.

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

Geographic Information - The Company’s business operations are primarily in the United States.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net revenue:
Recovery division	$86,139	$78,607
Healthy living division	25,679	24,920
Corporate	43	50

Total consolidated net revenue	$111,861	$103,577

Operating expenses:
Recovery division	$57,730	$53,178
Healthy living division	34,529	29,061
Corporate	9,268	8,378

Total consolidated operating expenses	$101,527	$90,617

Operating income (loss):
Recovery division	$28,409	$25,429
Healthy living division	(8,850)	(4,141)
Corporate	(9,225)	(8,328)

Total consolidated operating income	10,334	12,960
Interest expense-net	(11,756)	(10,805)
Other income	31	—

Total consolidated (loss) income from continuing operations before income taxes	$(1,391)	$2,155

Capital expenditures:
Recovery division	$2,042	$1,457
Healthy living division	501	417
Corporate	1,453	1,001

Total consolidated capital expenditures	$3,996	$2,875

	March 31, 2011	December 31, 2010
Total assets (1) :
Recovery division	$904,238	$902,337
Healthy living division	91,516	94,516
Corporate	45,730	43,371

Total consolidated assets	$1,041,484	$1,040,224

(1)	Includes amounts related to discontinued operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have two operating segments: recovery division and healthy living division. As of March 31, 2011, our recovery division, which operates 30 inpatient, 21 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states, provides treatment services to patients suffering from chronic addiction related diseases and related behavioral disorders. As of March 31, 2011, our healthy living division, which operates 24 adolescent and young adult programs in 8 states, provides a wide variety of therapeutic educational programs for underachieving young people. The healthy living segment also operates 18 weight management facilities. These facilities are located in 8 states in the United States (17 facilities), and in the United Kingdom (1 facility), with a focus on providing treatment services for eating disorders and weight management. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fee revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended March 31, 2011 and 2010, we generated 78.7% and 78.9% of our net revenue from non-governmental sources, including 56.5% and 61.5% from self payors, respectively, and 22.2% and 17.4% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

On March 24, 2011, we announced a strategic plan to transition the services provided by our Aspen business within our healthy living division to a more focused national network of services. This smaller network will allow us to apply our resources where there are the greatest needs and assure the best possible service for our students and families. In 2010, this business experienced difficulties as a result of declining economic conditions and the inability of families to access credit markets to fund tuition. As part of this strategic plan, we will be terminating operations at five facilities and consolidating services at three other facilities. The plan is intended to maximize the number of affected students who will be able to complete treatment and/or graduate and is expected to be implemented over a period of up to 6 months. In connection with this plan, we have recognized employee termination costs of $1.8 million during the three months ended March 31, 2011. We expect to recognize additional employee termination costs of approximately $1.1 million during the second and third quarters of 2011. The amount of additional costs associated with this plan may vary materially based on various factors including actual employee terminations, any contract termination payments, and the success of student transition plans.

During the three months ended March 31, 2011, our consolidated same-facility net revenue increased by $8.2 million or 8.0% respectively, when compared to the comparable periods in 2010. On a consolidated basis, same-facility operating expenses increased $7.9 million or 10.8%, respectively, during the three months ended March 31, 2011. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. “Total-facility” means a comparison over the comparable period of the financial performance of a facility that we have operated for any duration of time. Both the total-facility and same-facility represent facilities that are a part of the continuing operations. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing. Goodwill impairment is not included in the same-facility analysis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three months ended March 31, 2011 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 in our Annual Report on Form 10-K.

Recent Accounting Guidance

For a summary of recently adopted and recently issued accounting guidance, please see Note 2 to the condensed consolidated financial statements, as included herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table presents our results of operations by segment for the three months ended March 31, 2011 and 2010 (numbers in thousands, except for percentages).

	Three Months Ended March 31, Total Facility
Statement of Operations Data:	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
Net revenue:
Recovery division	$86,139	$78,607	$7,532	9.6%
Healthy living division	25,679	24,920	759	3.0%
Corporate	43	50	(7)	(14.0)%

Total net revenue	111,861	103,577	8,284	8.0%
Operating expenses:
Recovery division	57,730	53,178	4,552	8.6%
Healthy living division (1)	34,529	29,061	5,468	18.8%
Corporate	9,268	8,378	890	10.6%

Total operating expenses	101,527	90,617	10,910	12.0%
Operating income (loss):
Recovery division	28,409	25,429	2,980	11.7%
Healthy living division	(8,850)	(4,141)	(4,709)	(113.7)%
Corporate	(9,225)	(8,328)	(897)	(10.8)%

Total operating income	10,334	12,960	(2,626)	(20.3)%
Interest expense-net	(11,756)	(10,805)	(951)	(8.8)%
Other income	31	—	31	n/a

(Loss) income from continuing operations before income taxes	(1,391)	2,155	(3,546)	(164.5)%
Income tax (benefit) expense	(604)	934	(1,538)	164.7%

(Loss) income from continuing operations, net of tax	(787)	1,221	(2,008)	(164.5)%
Income(loss) from discontinued operations, (net of tax expense (benefit) of $26 and ($227) in the three months ended March 31, 2011 and 2010, respectively)	34	(360)	394	109.4%

Net (loss) income attributable to CRC Health Corporation	$(753)	$861	$(1,614)	(187.5)%

(1)	Healthy living division operating expenses for the three months ended March 31, 2011 include $4.4 million of asset impairment.

The following table compares key total facility statistics for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, Total Facility
	2011	2010	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$56,359	$50,178	12.3%
Patient Days	150,210	139,532	7.7%
Net revenue per patient day	$375.20	$359.62	4.3%
CTCs
Revenue (in thousands)	$29,780	$28,429	4.8%
Patient Days	2,377,284	2,345,490	1.4%
Net revenue per patient day	$12.53	$12.12	3.4%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$14,160	$15,119	(6.3)%
Patient Days	53,643	62,173	(13.7)%
Net revenue per patient day	$263.97	$243.18	8.5%
Outdoor programs
Revenue (in thousands)	$5,391	$4,780	12.8%
Patient Days	11,766	11,052	6.5%
Net revenue per patient day	$458.18	$432.50	5.9%
Weight management programs
Revenue (in thousands)	$6,124	$5,015	22.1%
Patient Days	15,735	15,284	3.0%
Net revenue per patient day	$389.20	$328.12	18.6%

Consolidated net revenue increased $8.3 million, or 8.0%, to $111.9 million for the three months ended March 31, 2011 from $103.6 million for the three months ended March 31, 2010. Of the total net revenue increase, the recovery division contributed an increase of $7.5 million and the healthy living division contributed an increase of $0.8 million. The $7.5 million, or 9.6%, increase within the recovery division was driven by increases of $6.1 million and $1.4 million within residential and CTC facilities, respectively. The $0.8 million, or 3.0%, increase within the healthy living division was driven by increases of $1.1 million and $0.6 million within weight management and outdoor programs, respectively, offset by a decrease of $0.9 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses increased $10.9 million, or 12.0%, to $101.5 million for the three months ended March 31, 2011 from $90.6 million in the same period of 2010. The $10.9 million increase in operating expenses was primarily driven by the non-cash asset impairments of $4.4 million during the three months ended March 31, 2011 within the healthy living division. Without considering non-cash asset impairment charges, consolidated operating expenses increased $6.5 million, or 7.2%, over the same period of 2010. Of the $6.5 million increase, the recovery division, the healthy living division and corporate contributed an increase of $4.6 million, $1.1 million and $0.8 million, respectively.

Our consolidated operating margin was 9.2% in the three months ended March 31, 2011 compared to 12.5% in the same period of 2010. The decrease in operating margin resulted from the increase in non-cash asset impairments and other operating costs offset by an increase in revenues. Without considering non-cash asset impairment charges, consolidated operating margin was 13.2% in the three months ended March 31, 2011 compared to 12.5% in the same period of 2010. Recovery division margins for the three months ended March 31, 2011 were 33.0% compared to 32.3% in the same period of 2010. Healthy living division operating margin decreased to (34.5)% for the three months ended March 31, 2011 compared to operating margin of (16.6)% in the same period of 2010. Without considering non-cash asset impairment charges, healthy living division operating margin was (17.3)% for the three months ended March 31, 2011 compared to (16.6)% in the same period of 2010.

For the three months ended March 31, 2011, consolidated net income from continuing operations decreased by $2.0 million over the same period of 2010 resulting in a loss from continuing operations, net of tax, of $0.8 million compared to an income from continuing operations, net of tax, of $1.2 million in the same period of 2010. The decrease in income from continuing operations in 2011 compared to 2010 is primarily driven by increases in non-cash asset impairment charge of $4.4 million and other operating expenses of $6.5 million offset by an increase in revenues of $8.3 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the three months ended March 31, 2011 and 2010 (numbers in thousands, except for percentages).

	Three Months Ended March 31, Same Facility
Statement of Operations Data:	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
Net revenue:
Recovery division	$85,876	$78,607	$7,269	9.2%
Healthy living division	25,226	24,251	975	4.0%

Total net revenue	111,102	102,858	8,244	8.0%
Operating expenses:
Recovery division	52,087	47,934	4,153	8.7%
Healthy living division	28,727	24,980	3,747	15.0%

Total operating expenses	80,814	72,914	7,900	10.8%
Operating income (loss):
Recovery division	33,789	30,673	3,116	10.2%
Healthy living division	(3,501)	(729)	(2,772)	(380.2)%

Operating income	30,288	29,944	344	1.1%

The following table compares key same facility statistics for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, Same Facility
	2011	2010	% change
Recovery Division
Residential facilities
Revenue (in thousands)	$56,096	$50,178	11.8%
Patient Days	150,210	139,532	7.7%
Net revenue per patient day	$373.45	$359.62	3.8%
CTCs
Revenue (in thousands)	$29,780	$28,429	4.8%
Patient Days	2,377,284	2,345,490	1.4%
Net revenue per patient day	$12.53	$12.12	3.4%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$13,711	$14,456	(5.2)%
Patient Days	51,527	59,134	(12.9)%
Net revenue per patient day	$266.09	$244.46	8.8%
Outdoor programs
Revenue (in thousands)	$5,391	$4,780	12.8%
Patient Days	11,766	11,052	6.5%
Net revenue per patient day	$458.18	$432.50	5.9%
Weight management programs
Revenue (in thousands)	$6,124	$5,015	22.1%
Patient Days	15,735	15,284	3.0%
Net revenue per patient day	$389.20	$328.12	18.6%

On a same-facility basis, recovery division net revenue increased $7.3 million, or 9.2%, to $85.9 million for the three months ended March 31, 2011 from $78.6 million in the same period of 2010. The same-facility revenue increases were due to increases of $5.9 million and $1.4 million within the residential and CTC facilities, respectively. Healthy living division same-facility revenue increased $1.0 million or 4.0% to $25.2 million for the three months ended March 31, 2011 from $24.2 million in the same period of 2010. The same-facility revenue increase within the healthy living division was driven by increases of $1.1 million and $0.6 million within weight management and outdoor programs, respectively, offset by a decrease of $0.7 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $4.2 million driven by an increase of $3.1 million in residential facilities and an increase of $1.1 million in CTCs compared to the same period of 2010. Healthy living division same-facility operating expenses increased $3.7 million due to increases in asset impairment charges of $2.5 million, an increase in salaries and benefits of $1.8 million and an increase in supplies, facilities and other costs of $0.3 million, offset by decreases of $0.6 million and $0.3 million in depreciation and amortization and provision for doubtful accounts, respectively.

Sources and Uses of Cash

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$6,316	$6,226
Net cash used in investing activities	(3,982)	(2,891)
Net cash used in financing activities	(2,551)	(6,148)

Net decrease in cash	$(217)	$(2,813)

Cash provided by operating activities was $6.3 million for the three months ended March 31, 2011 which was similar when compared to cash provided by operating activities of $6.2 million during the same period in 2010.

Cash used in investing activities was $4.0 million for the three months ended March 31, 2011 compared to $2.9 million in the same period of 2010. The increase in cash used in investing activities primarily relates to an increase in the additions of property and equipment during the three months ended March 31, 2011.

Cash used in financing activities was $2.6 million for the three months ended March 31, 2011 compared to cash used in financing activities of $6.1 million for the same period in 2010. The decrease in cash used in financing activities is primarily due to lower repayments of debt of $9.8 million offset by lower borrowings of $2.5 million and higher outflows related to financing costs of $3.7 million, during the three months ended March 31, 2011.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of March 31, 2011, our senior secured credit facility was comprised of a $398.3 million senior secured term loan facility and a $100.0 million revolving credit facility. At March 31, 2011, the revolving credit facility had $54.5 million available for borrowing, $36.5 million outstanding and $9.0 million of letters of credit issued and outstanding. Of the $398.3 million of term loans outstanding at March 31, 2011, $309.0 million (“Extended Term Loans”) is payable in quarterly principal installments of $0.9 million over the payment period of March 31, 2013 through September 30, 2015, with the remainder due on the maturity date of November 16, 2015. Out of the remaining $89.3 million (“Non-Extended Term Loans’) of term loans outstanding at March 31, 2011, we made a payment of $9.6 million in April 2011 and the remainder is payable on February 6, 2013. Aggregate commitments of $37.0 million (“Non-Extended Revolving Line of Credit”) under the revolving credit facility mature on February 6, 2012. The remaining $63.0 million (“Extended Revolving Line of Credit”) mature on August 16, 2015 provided that if any of the Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Of the $36.5 million outstanding at March 31, 2011 under the revolving credit facility, $13.5 million was classified on our balance sheet as current portion of long term debt. At March 31, 2011, we had $177.3 million in aggregate principal amount of 10.75% senior subordinated notes due 2016. We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of March 31, 2011, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, our exposure to market risk has not changed materially since December 31, 2010.

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

As of March 31, 2011, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

The Exhibit Index beginning on page 36 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011

CRC HEALTH CORPORATION (Registrant)

By	/s/ GARY CAMPANELLA
Gary Campanella,
Interim Chief Financial Officer
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