Form 10-K/A
period 2010-12-31
CRC Health CORP
filed 2011-10-17
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

Amendment No. 1 to Form 10-K

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of October 17, 2011 was 1,000.

Documents incorporated by reference: exhibits as indicated herein

CRC HEALTH CORPORATION

Forward-Looking Statements

This Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: changes in government reimbursement for CRC’s services; our substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulation; attempts by local residents to force our closure or relocation; the potentially difficult, unsuccessful or costly integration of recently acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; Securities and Exchange Commission review of financial restatements; material weakness in our controls over financial reporting and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Annual Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

Explanatory Note

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our previously issued Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Filing”) to amend and restate our consolidated financial statements, financial data and related disclosures as a result of errors identified in connection with an independent review initiated by our Board of Directors and management, as discussed in Note 2 to the accompanying restated consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011.

Restatement of Previously Issued Consolidated Financial Statements

On August 16, 2011, we announced that we were conducting a review of inconsistencies in the accounts at one of our recovery residential treatment facilities (the “Facility”). In 2009 and 2010, such Facility accounted for approximately 2.9% and 3.2%, respectively, of the Company’s total revenue. On October 4, 2011, the Board of Directors of the Company (the “Board”), in consultation with the Audit Committee of the Board (the “Audit Committee”) and management, adopted the conclusions of the investigation and concluded that our previously issued consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, along with the accompanying independent auditors’ reports and our previously issued condensed consolidated financial statements for the fiscal quarter ended March 31, 2011 should not be relied upon because of errors identified in such financial statements.

Management initially identified certain errors upon initiating an internal investigation after noting inconsistencies in accounting for certain transactions at the Facility. Following a briefing by management on the issues, the Audit Committee hired independent counsel to conduct a review of accounting transactions at the Facility. The investigation is complete and the Audit Committee identified issues related to misconduct by a former employee of the Facility as well as errors in accounting for revenue, accounts receivable, bad debt expenses and general expenses. The investigation did not identify any instances in which patients or third party payors were incorrectly billed for services. As a result of these errors, we have restated our previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010. We also plan to restate our previously issued condensed consolidated financial statements for the quarter ended March 31, 2011 on Form 10-Q/A.

We have also self-reported information concerning our review to the Securities and Exchange Commission (the “SEC”) and will cooperate with the SEC’s review of this matter.

       The restated consolidated financial statements include adjustments to correct the following errors (in thousands):

•	$377 of revenue was improperly recognized in 2010. In addition, $81 of revenue should have been recognized in 2009. The revenue recognition issues resulted primarily from a failure by a former employee of the Facility to use correct billing rates and to accurately record services provided. We did not identify any instances in which patients or third party payors were incorrectly billed for services.

•	$197 and $340 of provision for doubtful accounts were understated for the years ended December 31, 2010 and 2009, respectively. The understatement resulted primarily from errors in the processes used by a former employee of the Facility in aging the receivables and the application of allowance percentages. We did not identify any instances in which patients or third party payors were incorrectly billed for services.

•	$139 and $44 of additional operating expenses should have been recognized in 2010 and 2009, respectively. These adjustments resulted primarily from errors in accruing for expenses and properly classifying and documenting prepaid assets.

•	$295 and $127 of income tax benefit for the tax effect of the items in 2010 and 2009, respectively.

      We have also restated the accompanying consolidated financial statements to correct other immaterial adjustments that had been previously recorded in 2010 and 2009, so such immaterial adjustments are recorded in the proper period.

      While the above amounts address the annual impacts of the restatement issues, we are also restating our quarterly data back to the first quarter of 2009, as explained in Note 22.

      The restatement of previously issued consolidated financial statements is described in more detail in Note 2 to the accompanying consolidated financial statements.

Internal Control Considerations

      As a result of the errors discussed above, management has now determined that the Company had a material weakness in our internal control over financial reporting at December 31, 2010. The material weakness is described in more detail in Part II Item 9A of this Annual Report.

      For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

—	Part I – Item 1A. Risk Factors;

—	Part I – Item 6. Selected Financial Data

—	Part I – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

—	Part I – Item 8. Financial Statements;

—	Part I – Item 9A. Controls and Procedures; and

—	Part IV – Item 15. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge, on our website at http://www.crchealth.com/sec-filing/, as soon as reasonably practicable after CRC electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission.

We included the certifications of the CEO and the CFO of CRC required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of our public disclosure, in this Annual Report on Form 10-K/A as Exhibits 31.1 and 31.2.

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

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2010 (in thousands):

Term Loans and Revolving Line of Credit	$432,305
Senior Subordinated Notes	175,954
Other	1,767

Total Debt	$610,026

Total Stockholders’ Equity, as restated	$254,973

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

For 2010, Pennsylvania facilities accounted for approximately 13.7% of our total revenue, our California facilities accounted for approximately 12.2% of our total revenue, our Arizona facilities accounted for approximately 10.9% of our total revenue, our North Carolina facilities accounted for approximately 10.7% of our total revenue, and our Utah facilities accounted for approximately 9.4% of our total revenue. If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

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

For 2010, our Sierra Tucson facility represented approximately 9.5% of our total revenue and approximately 27.4% of our operating income before corporate and divisional overhead. Historically, our Sierra Tucson facility has had a high occupancy rate as well as a favorable average length of stay and price of treatment which made it our most profitable facility for 2010. As discussed above, we rely primarily on self payor patients at our Sierra Tucson facility. We have experienced a significant decrease in demand at certain facilities as a result of the inability of patients and students to pay for our services due to tightening credit markets and the downturn in the U.S. economy. Should Sierra Tucson’s revenues or profitability decline as a result of the inability or unwillingness of patients to pay for the services or for other reasons or its operations be interrupted, our total revenue and profitability would likely decline. For example, a terrorist act, significant terrorist threat or other disruption to air travel may reduce the willingness or ability of Sierra Tucson’s national and international patient base to travel to the facility or a fire or other casualty loss could interrupt its operations. These events could negatively affect our consolidated operating results.

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

We had an accumulated deficit, as restated, of $205.9 million at December 31, 2010. For 2008, 2009 and 2010 we recorded a net loss, as restated, of $140.1 million, $27.1 million, and $46.1 million, respectively. We cannot assure that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

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

Regulatory Risks

We face risks related to a SEC review.

As discussed in the “Explanatory Note” to this Form 10-K/A, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 to Consolidated Financial Statements, our review of inconsistencies in the accounts at one of our recovery residential treatment facilities resulted in the restatement of certain previously issued consolidated financial statements. Any SEC review of these issues could divert management’s attention from our business, and result in significant expense. Further, the resolution of any SEC review could require the filing of additional restatements of our financial statements, or require that we take other actions not presently contemplated. Additionally, if the SEC, debt holders or others were to commence legal action, we could be required to pay penalties, become subject to injunctions, an administrative cease and desist order and or other remedies.

Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.

We are required to maintain internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2010, we concluded that a material weakness existed in our internal control over financial reporting as discussed in Part II, Item 9A of this Form 10-K/A. As a result of this material weakness, our disclosure controls and procedures were not effective and failed to timely prevent or detect errors in our consolidated financial statements which led to the restatement herein. If not remediated, this material weakness could result in future misstatements of account balances or in disclosure that could result in material misstatement to our annual or interim consolidated financial statements.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Recovery division. The following tables list our residential and outpatient treatment facilities, as of December 31, 2010.

Program	City	State	Owned /Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Bayside Marin (with multiple licensed treatment programs)	San Rafael	CA	Leased
Brandywine	Kennett Square	PA	Owned
Burkwood	Hudson	WI	Owned
Camp Recovery Center	Scotts Valley	CA	Owned
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned

Program	City	State	Owned /Leased
Life Healing Center	Santa Fe	NM	Owned
New Life Lodge	Burns	TN	Owned
New Life Lodge Extended Care Program	Burns	TN	Leased
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea—Extended Care	Newport Beach	CA	Leased
Sober Living by the Sea—Sunrise Ranch	Riverside	CA	Leased
Sober Living by the Sea—Victorian	Newport Beach	CA	Leased
Sober Living by the Sea—The Rose	Newport Beach	CA	Leased
Sober Living by the Sea—The Landing	Newport Beach	CA	Leased
Starlite Recovery Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wellness Resource Center	Boca Raton	FL	Leased
White Deer Run (WDR)—Allenwood	Allenwood	PA	Owned
WDR—Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamsburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
WDR—York/Adams	York	PA	Leased
Wilmington Treatment Center	Wilmington	NC	Owned

Outpatient Treatment Facilities

Azure	Sacramento	CA	Leased
Bayside Marin	San Rafael	CA	Leased
Camp Recovery Center—San Jose	San Jose	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
New Life Recovery Services—Jamestown	Jamestown	TN	Leased
New Life Recovery Services—Cookeville	Cookeville	TN	Leased
New Life Recovery Services—Jacksboro	Jacksboro	TN	Leased
New Life Recovery Services—Knoxville West	Knoxville	TN	Leased
New Life Recovery Services—Knoxville	Knoxville	TN	Leased
Sober Living—Costa Mesa	Costa Mesa	CA	Leased
Wilmington—Myrtle Beach	Myrtle Beach	SC	Leased
Wilmington—Shallotte	Shallotte	NC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Altoona	Altoona	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased
WDR—Williamsport	Williamsport	PA	Leased

Recovery division. The following table lists our comprehensive treatment centers by state and number, as of December 31, 2010.

State	Clinics	Owned / Leased
California	12	All clinics leased
Delaware	1	All clinics leased
Georgia	1	Leased
Indiana	5	All clinics leased

State	Clinics	Owned / Leased
Kansas	1	Leased
Louisiana	1	Leased
Maryland	3	All clinics leased
North Carolina	3	All clinics leased
Oregon	5	All clinics leased
Pennsylvania	2	All clinics leased
Tennessee	1	Leased
Virginia	3	All clinics leased
Washington	4	All clinics leased
West Virginia	7	All leased except for one owned property
Wisconsin	5	All clinics leased

Total	54

Healthy living division. The following table lists our adolescent treatment programs within our healthy living division as of December 31, 2010.

Program	City	State	Owned /Leased
Residential Treatment Centers

Aspen Institute for Behavioral Assessment	Syracuse	UT	Leased
Aspen Ranch	Loa	UT	Leased
Island View	Syracuse	UT	Leased
Pine Ridge Academy	South Jordan	UT	Leased
Sunhawk Academy	St George	UT	Leased
Turn-About Ranch	Escalante	UT	Owned/Leased
Youth Care	Draper	UT	Owned/Leased

Therapeutic Boarding Schools

Academy at Swift River	Cummington	MA	Leased
Bromley Brook School	Manchester	VT	Leased
Copper Canyon Academy	Rimrock	AZ	Leased
New Leaf Academy	Bend	OR	Leased
Talisman Academy	Hendersonville	NC	Leased
NorthStar Center	Bend	OR	Leased
Oakley School	Oakley	UT	Leased
Stone Mountain School	Black Mountain	NC	Leased

Special Learning Needs

Camp Huntington	High Falls	NY	Leased
Talisman Summer Camps	Zirconia	NC	Leased

Outdoor Programs

Adirondack Leadership Expeditions	Saranac Lake	NY	Leased
Aspen Achievement Academy	Loa	UT	Leased
Four Circles Recovery Center	Horseshoe	NC	Leased
Outback Therapeutic Expeditions	Lehi	UT	Leased
Passages to Recovery	Loa	UT	Leased
SUWS of the Carolinas / Phoenix Outdoor	Old Fort	NC	Leased
SUWS of Idaho	Shoshone	ID	Leased

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

The consolidated balance sheets as of December 31, 2010, 2009, 2008, 2007, and 2006, and the consolidated statements of operations for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 have been restated as set forth below. See Note 2 in the Notes to Consolidated Financial Statements in this Form 10-K/A for further information. The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K/A. Historical results are not necessarily indicative of results to be expected for future periods. (All amounts presented below are in thousands.)

	Successor						Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Combined Year Ended December 31, 2006	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Statement of Operations Data:
Net revenue	$443,006	$428,148	$453,141	$429,711	$263,440	$243,962	$19,478
Operating expenses (2)	445,909	398,701	533,397	368,760	255,236	197,347	57,889

Operating (loss) income	(2,903)	29,447	(80,256)	60,951	8,204	46,615	(38,411)
Interest expense	(42,780)	(45,279)	(54,104)	(59,708)	(43,277)	(40,771)	(2,506)
Gain on debt repurchase and other financing costs	-	-	8,086	-	(10,655)	-	(10,655)
Other (expense) income	(88)	(82)	1	(1,771)	167	112	55

Loss from continuing operations before income taxes	(45,771)	(15,914)	(126,273)	(528)	(45,561)	5,956	(51,517)
Income tax (benefit) expense	(3,754)	2,129	(6,412)	1,191	(9,800)	2,672	(12,472)

(Loss) income from continuing operations, net of tax	(42,017)	(18,043)	(119,861)	(1,719)	(35,761)	3,284	(39,045)
(Loss) income from discontinued operations, net of tax	(4,086)	(9,096)	(20,426)	3,223	683	631	52

Net (loss) income	(46,103)	(27,139)	(140,287)	1,504	(35,078)	3,915	(38,993)
Less: net (loss) income attributable to the noncontrolling interest	-	(62)	(153)	189	(38)	(38)	-

Net (loss) income attributable to CRC Health Corporation	$(46,103)	$(27,077)	$(140,134)	$1,315	$(35,040)	$3,953	$(38,993)

Amounts attributable to CRC Health Corporation:
(Loss) income from continuing operations, net of tax	$(42,017)	$(17,986)	$(119,699)	$(1,908)	$(35,723)	$3,322	$(39,045)
Discontinued operations, net of tax	(4,086)	(9,091)	(20,435)	3,223	683	631	52

Net (loss) income attributable to CRC Health Corporation	$(46,103)	$(27,077)	$(140,134)	$1,315	$(35,040)	$3,953	$(38,993)

	Successor					Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Eleven Months Ended December 31, 2006	One Month Ended January 31, 2006
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Balance Sheet Data (at period end):
Working capital(3)	$(9,981)	$(15,972)	$(15,562)	$(57,573)	$(18,845)
Property and equipment, net	125,626	124,635	130,433	123,922	95,522
Cash and cash equivalents	7,111	4,982	2,540	5,118	4,206
Total assets	1,039,723	1,108,214	1,171,572	1,323,276	1,289,334
Long-term debt	610,026	631,076	653,152	648,367	626,528
Stockholders’ equity	254,973	289,072	304,805	445,896	437,605

Other Financial Data:

Cash paid for interest	$39,079	$42,707	$51,758	$56,418	$29,118	$1,336
Depreciation and amortization	20,916	23,009	22,248	21,488	10,133	360
Capital expenditures	21,988	11,878	25,279	30,159	14,189	411
Cash flows from operating activities	46,489	35,907	24,176	56,420	(4,486)	1,201
Cash flows from investing activities	(22,623)	(11,257)	(39,645)	(70,947)	(746,811)	(315)
Cash flows from financing activities	(21,737)	(22,208)	12,891	15,439	755,080	(5,540)

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information. Financial information for 2007 and 2006 has been restated for those items discussed in Note 2 to the Consolidated Financial Statements.
2.	Operating expenses for the one month ended January 31, 2006 and the twelve months ended December 31, 2006 include $43.7 million in acquisition related costs incurred in connection with the purchase of our company by Bain Capital. During the years ended December 31, 2010, 2009 and 2008, the Company recognized $52.7 million, $32.2 million and $140.5 million respectively in non-cash goodwill impairment charges related to its healthy living division.
3.	We define working capital as our current assets (including cash and cash equivalents) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Filing”) to restate our consolidated financial statements, financial data and related disclosures as a result of errors identified in connection with an independent review initiated by our Board of Directors and management, as discussed in Note 2 to the accompanying restated consolidated financial statements. The following management’s discussion and analysis of financial condition and results of operations gives effects to the restatement.

Restatement of Previously Issued Consolidated Financial Statements

On August 16, 2011, we announced that we were conducting a review of inconsistencies in the accounts at one of our recovery residential treatment facilities (the “Facility”). In 2009 and 2010, such Facility accounted for approximately 2.9% and 3.2%, respectively, of our total revenue. In 2009 and 2010, such Facility accounted for approximately 2.9% and 3.2%, respectively, of the Company’s total revenue. On October 4, 2011, the Board of Directors of the Company (the “Board”), in consultation with the Audit Committee of the Board (the “Audit Committee”) and management, concluded that our previously issued consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, along with the accompanying independent auditors’ reports and our previously issued condensed consolidated financial statements for the fiscal quarter ended March 31, 2011 should not be relied upon because of errors identified in such financial statements.

Management initially identified certain errors upon initiating an internal investigation after noting inconsistencies in accounting for certain transactions at the Facility. Following a briefing by management on the issues, the Audit Committee hired independent counsel to conduct a review of accounting transactions at the Facility. The investigation is complete and the Audit Committee identified issues related to misconduct by a former employee of the Facility as well as errors in accounting for revenue, accounts receivable, bad debt expenses and general expenses. The investigation did not identify any instances in which patients or third party payors were incorrectly billed for services. As a result of these errors, we have restated our previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010. We also plan to restate our previously issued condensed consolidated financial statements for the quarter ended March 31, 2011 on Form 10-Q/A.

We have also restated the accompanying consolidated financial statements to correct other immaterial adjustments that had been previously recorded in 2009 and 2010, so such immaterial adjustments are recorded in the proper period.

The following table summarizes the impact of the restatement of errors at the Facility and other adjustments to the previously reported net loss attributable to CRC Health Corporation:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	(in thousands)

Net loss attributable to CRC Health Corporation, as previously reported	$(43,660)	$(26,599)	$(141,905)

Adjustments related to the Facility:
Net client service revenues	(377)	81	-
Provision for doubtful accounts	(197)	(340)	-
Supplies, facilities and other operating costs	(139)	(44)	-
Income tax effects	295	127	-

Facility Adjustments after tax	(418)	(176)	-

Other Adjustments:
Net client service revenues	(323)	323	-
Goodwill	-	(1,692)	1,692
Stock compensation	(1,045)	575	308
Supplies, facilities and other operating costs	423	(95)	(100)
Depreciation and amortization	580	(164)	(280)
Interest expense	-	(1,121)	-
Income tax effects	(1,660)	1,872	151

Other Adjustments after tax	(2,025)	(302)	1,771

Total Adjustments	(2,443)	(478)	1,771

Net loss attributable to CRC Health Corporation, as restated	$(46,103)	$(27,077)	$(140,134)

See Note 2 in the Notes to the Consolidated Financial Statements for additional information on the restatement.

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

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and adolescent treatment services in the United States. We also generate revenue by providing treatment services for other specialized behavioral disorders. Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for therapeutic educational services provided to adolescent services consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, ranging between 2 and 16 months. Alumni fee revenue represents upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the years ended December 31, 2010 and December 31, 2009, we generated 78.9% and 80.0% of our net revenue from non-governmental sources, including 60.3% and 64.2% from self payors, respectively, and 18.6% and 15.8% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs. Tightening credit markets, depressed consumer spending and high unemployment rates during 2010 had an adverse effect on the revenue that we generated from self payors. In 2010, we experienced a significant decrease in admissions and average length of stay in our healthy living division as a result of declining economic conditions and the inability of families to access the credit markets to fund tuition. In March 2011, as a consequence of the economic conditions, we decided to discontinue operations at five facilities and consolidate services at three other facilities, in our Aspen business within our healthy living division.

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

During the year ended December 31, 2010, our consolidated same-facility net revenue increased $16.3 million or 3.8% compared to a decrease of $26.2 million or 5.8% for the same period in 2009.

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

	Years Ended December 31, Total Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
	As Restated (1)	As Restated (1)
Net revenue:
Recovery division	$326,543	$310,393	$16,150	5.2%
Healthy living division	116,270	117,515	(1,245)	(1.1)%
Corporate	193	240	(47)	(19.6)%

Total net revenue	443,006	428,148	14,858	3.5%
Operating expenses:
Recovery division	217,910	212,384	5,526	2.6%
Healthy living division (2)	196,184	154,835	41,349	26.7%
Corporate	31,815	31,482	333	(1.1)%

	445,909	398,701	47,208	11.8%

Operating income (loss):
Recovery division	108,633	98,009	10,624	10.8%
Healthy living division	(79,914)	(37,320)	(42,594)	(114.1)%
Corporate	(31,622)	(31,242)	(380)	1.2%

Total operating (loss) income	(2,903)	29,447	(32,350)	(109.9)%
Interest expense	(42,780)	(45,279)	2,499	5.5%
Other expense	(88)	(82)	(6)	(7.3)%

Loss from continuing operations before income taxes	(45,771)	(15,914)	(29,857)	(187.6)%
Income tax (benefit) expense	(3,754)	2,129	(5,883)	(276.3)%

	Years Ended December 31, Total Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
Loss from continuing operations, net of tax	(42,017)	(18,043)	(23,974)	(132.9)%
Loss from discontinued operations, (net of tax benefit of ($2,576) and ($5,073) in the years ended December 31, 2010 and 2009, respectively)	(4,086)	(9,096)	5,010	55.1%

Net loss	(46,103)	(27,139)	(18,964)	(69.9)%
Less: Net loss attributable to the noncontrolling interest	—	(62)	62	100.0%

Net loss attributable to CRC Health Corporation	$(46,103)	$(27,077)	$(19,026)	(70.3)%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.
2.	Healthy living division operating expenses include $21.2 million of asset impairment and $52.7 million of goodwill impairment for the year ended December 31, 2010 and $2.3 million of asset impairment and $32.2 million of goodwill impairment for the year ended December 31, 2009.

The following table compares total facility statistics for the years ended December 31, 2010 and 2009:

	Year Ended December 31, Total Facility
	2010	2009	% change
	As Restated (1)	As Restated (1)
Recovery Division
Residential facilities
Revenue (in thousands)	$207,923	$197,381	5.3%
Patient days	577,170	551,899	4.6%
Net revenue per patient day	$360.25	$357.64	0.7%
CTCs
Revenue (in thousands)	$118,620	$113,012	5.0%
Patient days	9,628,338	9,427,599	2.1%
Net revenue per patient day	$12.32	$11.99	2.8%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$61,294	$66,454	(7.8)%
Patient days	244,633	262,713	(6.9)%
Net revenue per patient day	$250.55	$252.95	(0.9)%
Outdoor programs
Revenue (in thousands)	$26,419	$25,569	3.3%
Patient days	60,012	56,427	6.4%
Net revenue per patient day	$440.23	$453.13	(2.8)%
Weight management programs
Revenue (in thousands)	$28,557	$25,492	12.0%
Patient days	99,705	85,314	16.9%
Net revenue per patient day	$286.41	$298.80	(4.1)%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.

Consolidated net revenue increased $14.9 million, or 3.5%, to $443.0 million for year ended December 31, 2010 from $428.1 million for the year ended December 31, 2009. Of the total net revenue increase, the recovery division contributed an increase of $16.2 million and the healthy living division contributed a decrease of $1.2 million. The $16.2 million, or 5.2%, increase within the recovery division was driven by increases of $10.5 million and $5.6 million within residential and CTC facilities, respectively. The $1.2 million, or 1.1%, decrease within the healthy living division was driven by increases of $3.1 million and $0.8 million within weight management and outdoor programs, respectively, offset by a decrease of $5.2 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses increased $47.2 million, or 11.8%, to $445.9 million for the year ended December 31, 2010 from $398.7 million in 2009. The $47.2 million increase in operating expenses was primarily driven by the higher non-cash goodwill impairment of $52.7 million and asset impairment of $21.2 million during the year ended December 31, 2010 compared to goodwill impairment of $32.2 million and asset impairment of $2.3 million in 2009 within the healthy living division. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $7.8 million, or 2.0%, over 2009. Of the $7.8 million increase, the recovery division and the healthy living division contributed an increase of $5.5 million and $1.9 million, respectively, offset by a decrease of $0.3 million within corporate.

Our consolidated operating margin was (0.7)% in the year ended December 31, 2010 compared to 6.9% in 2009. The decrease in operating margin resulted primarily from higher non-cash goodwill and asset impairment. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 16.2% in the year ended December 31, 2010 compared to 14.9% in 2009. Recovery division margin for the year ended December 31, 2010 was 33.3% compared to 31.6% in 2009. Healthy living division operating margin decreased to (68.7)% for the year ended December 31, 2010 compared to operating margin of (31.8) % in 2009. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was (5.2)% for the year ended December 31, 2010 compared to (2.4)% in 2009.

For the year ended December 31, 2010, consolidated net loss from continuing operations increased by $24.0 million over the same period of 2009 resulting in a loss from continuing operations, net of tax, of $42.0 million compared to $18.0 million in the same period of 2009. The increase in loss from continuing operations in 2010 compared to 2009 is primarily driven by an increase in non-cash goodwill impairment charges of $20.5 million and asset impairment charges of $18.9 million offset by increase in revenues of $14.9 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the years ended December 31, 2010 and 2009 (numbers in thousands, except for percentages).

	Years Ended December 31, Same Facility
Statement of Operations Data:	2010	2009	2010 vs. 2009 $ Change	2010 vs. 2009 % Change
	As Restated (1)	As Restated (1)
Net revenue:
Recovery division	$326,464	$310,393	$16,071	5.2%
Healthy living division	114,401	114,135	266	0.2%

Total net revenue	440,865	424,528	16,337	3.8%
Operating expenses:
Recovery division	196,942	192,355	4,587	2.4%
Healthy living division (2)	125,130	105,430	19,700	18.7%

Total operating expenses	322,072	297,785	24,287	8.2%
Operating income:
Recovery division	129,522	118,038	11,484	9.7%
Healthy living division	(10,729)	8,705	(19,434)	(223.2)%

Operating income	$118,793	$126,743	$(7,950)	(6.3)%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.
2.	Healthy living division operating expenses include $18.5 million of asset impairment for the year ended December 31, 2010 and $2.2 million of asset impairment for the year ended December 31, 2009.

The following table compares key same facility statistics for the years ended December 31, 2010 and 2009:

	Years Ended December 31, Same Facility
	2010	2009	% change
	As Restated (1)	As Restated (1)
Recovery Division
Residential facilities
Revenue (in thousands)	$207,844	$197,381	5.3%
Patient days	577,170	551,899	4.6%

	Years Ended December 31, Same Facility
	2010	2009	% change
Net revenue per patient day	$360.11	$357.64	0.7%
CTCs
Revenue (in thousands)	$118,620	$113,012	4.9%
Patient days	9,628,338	9,427,599	2.1%
Net revenue per patient day	$12.32	$11.98	2.8%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$59,426	$63,150	(5.9)%
Patient days	236,160	247,026	(4.4)%
Net revenue per patient day	$251.63	$255.64	(1.6)%
Outdoor programs
Revenue (in thousands)	$26,419	$25,569	3.3%
Patient days	60,012	56,427	6.4%
Net revenue per patient day	$440.23	$453.14	(2.8)%
Weight management programs
Revenue (in thousands)	$28,557	$25,416	12.4%
Patient days	99,705	85,314	16.9%
Net revenue per patient day	$286.41	$297.91	(3.9)%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.

On a same-facility basis, recovery division net revenue increased $16.1 million, or 5.2%, to $326.5 million for the year ended December 31, 2010 from $310.4 million in 2009. The same-facility increases were due to increases of $10.5 million and $5.6 million within the residential and CTC facilities, respectively. Healthy living division same-facility revenue increased $0.3 million or 0.2% to $114.4 million for the year ended December 31, 2010 from $114.1 million in 2009. The same-facility revenue increase within the healthy living division was driven by increases of $3.1 million and $0.9 million within weight management and outdoor programs, respectively, offset by a decrease of $3.7 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $4.6 million driven by an increase of $3.0 million in residential facilities and an increase of $1.6 million in CTCs compared to 2009. Healthy living division same-facility operating expenses increased $19.7 million due to increases in asset impairment of $16.2 million and supplies, facilities and other operating costs of $4.2 million and salaries and benefits of $1.5 million offset by decreases of $1.9 million in depreciation and amortization and $0.4 million in provision for doubtful accounts.

Continuing Operations Year Ended December 31, 2009 Compared to Continuing Operations Year Ended December 31, 2008

The following table presents our results of operations by segment for the years ended December 31, 2009 and 2008 (numbers in thousands, except for percentages).

	Years Ended December 31, Total Facility
Statement of Operations Data:	2009	2008	2009 vs. 2008 $ Change	2009 vs. 2008 % Change
	As Restated (1)	As Restated (1)
Net revenue:
Recovery division	$310,393	$308,316	$2,077	0.7%
Healthy living division	117,515	144,507	(26,992)	(18.7)%
Corporate	240	318	(78)	(24.5)%

Total net revenue	428,148	453,141	(24,993)	(5.5)%
Operating expenses:
Recovery division	212,384	223,633	(11,249)	(5.0)%
Healthy living division	154,835	280,888	(126,053)	(44.9)%

	Years Ended December 31, Total Facility
Statement of Operations Data:	2009	2008	2009 vs. 2008 $ Change	2009 vs. 2008 % Change
Corporate	31,482	28,876	2,606	9.0%

Total operating expenses	398,701	533,397	(134,696)	(25.3)%
Operating income (loss):
Recovery division (2)	98,009	84,683	13,326	15.7%
Healthy living division (3)	(37,320)	(136,381)	99,061	72.6%
Corporate	(31,242)	(28,558)	(2,684)	(9.4)%

Operating (loss) income	29,447	(80,256)	109,703	136.7%
Interest expense	(45,279)	(54,104)	8,825	16.3%
Gain on debt repurchase	—	8,086	(8,086)	(100.0)%
Other (expense) income	(82)	1	(83)	(8,300.0)%

Loss from continuing operations before income taxes	(15,914)	(126,273)	110,359	87.4%
Income tax (benefit) expense	2,129	(6,412)	8,541	(133.2)%

Loss from continuing operations, net of tax	(18,043)	(119,861)	101,818	84.9%
Loss from discontinued operations, (net of tax benefit of ($5,073) and ($10,870) in the years ended December 31, 2009 and 2008, respectively)	(9,096)	(20,426)	11,330	55.5%

Net loss	(27,139)	(140,287)	113,148	80.7%
Less: Net loss attributable to the noncontrolling interest	(62)	(153)	91	59.5%

Net loss attributable to CRC Health Corporation	$(27,077)	$(140,134)	$113,057	80.7%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.
2.	Recovery division operating expenses for the year ended December 31, 2008 include $4.5 million of asset impairment.
3.	Healthy living division operating expenses include $2.3 million of asset impairment and $32.2 million of goodwill impairment for the year ended December 31, 2009, and $140.6 million of goodwill impairment for the year ended December 31, 2008.

The following table compares key total facility statistics for the years ended December 31, 2009 and 2008:

	Years Ended December 31, Total Facility
	2009	2008	% change
	As Restated (1)	As Restated (1)
Recovery Division
Residential facilities
Revenue (in thousands)	$197,381	$202,508	(2.5)%
Patient days	551,899	558,696	(1.2)%
Net revenue per patient day	$357.64	$362.47	(1.3)%
CTCs
Revenue (in thousands)	$113,012	$105,713	6.9%
Patient days	9,427,599	9,008,216	4.7%
Net revenue per patient day	$11.99	$11.74	2.1%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$66,454	$81,384	(18.3)%
Patient days	262,713	313,481	(16.2)%
Net revenue per patient day	$252.95	$259.61	(2.6)%
Outdoor programs
Revenue (in thousands)	$25,569	$35,711	(28.4)%
Patient days	56,427	71,802	(21.4)%
Net revenue per patient day	$453.13	$497.35	(8.9)%
Weight management programs
Revenue (in thousands)	$25,492	$27,412	(7.0)%

	Years Ended December 31, Total Facility
	2009	2008	% change
Patient days	85,314	94,201	(9.4)%
Net revenue per patient day	$298.80	$291.00	2.7%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.

Consolidated net revenue decreased $25.0 million, or 5.5%, to $428.1 million for the year ended December 31, 2009 from $453.1 million for the year ended December 31, 2008. Of the total net revenue decrease, the healthy living division contributed a decrease of $27.0 million which was partially offset by an increase within the recovery division of $2.1 million. The $2.1 million, or 0.7%, increase within the recovery division was driven by increases of $7.0 million within CTCs, offset by a decrease of $4.8 million in residential facilities. The $27.0 million, or 18.7%, decrease within the healthy living division was driven by decreases of $14.9 million, $10.1 million and $1.9 million within residential facilities, outdoor facilities and weight management programs, respectively.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses decreased $134.7 million, or 25.3%, to $398.7 million for the year ended December 31, 2009 from $533.4 million in the same period of 2008. The $134.7 million decrease in operating expenses was primarily driven by decreases in non-cash goodwill and asset impairment charges of $108.4 million and $2.3 million, respectively. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses decreased $24.1 million or 6.2% over the same period of 2008.

Our consolidated operating margin was 6.9% during the year ended December 31, 2009 compared to (17.7)% during the same period of 2008. The increase in operating margin resulted from the decrease in non-cash goodwill and asset impairment charges. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 14.9% in the year ended December 31, 2009 compared to 14.3% in the same period of 2008. Recovery division margins for the year ended December 31, 2009 were 31.6% compared to 27.5% in the prior year period. Healthy living division operating margin increased to (31.8)% for the year ended December 31, 2009 compared to operating margin of (94.4)% in the same period of 2008. Without considering non-cash goodwill and asset impairment charges, healthy living division operating margin was (2.4)% for the year ended December 31, 2009 compared to 6.0% in the same period of 2008.

For the year ended December 31, 2009, consolidated net loss from continuing operations decreased by $101.8 million over the prior year period to $18.0 million from $119.9 million in the same period of 2008. The decrease in loss from continuing operations in 2009 compared to 2008 is primarily driven by decreases in non-cash goodwill and asset impairment charges of $108.4 million and $2.3 million, respectively, and a decrease of $25.0 million in revenue, offset by an increase in tax benefit of $8.5 million and decrease of $8.8 million in interest expense, and a decrease of $8.1 million in gain on debt repurchase.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the year ended December 31, 2009 and 2008 (numbers in thousands, except for percentages).

	Years Ended December 31, Same Facility
Statement of Income Data:	2009	2008	2009 vs. 2008 $ Change	2009 vs. 2008 % Change
	As Restated (1)	As Restated (1)
Net revenue:
Recovery division	$307,811	$307,550	$261	0.1%
Healthy living division	114,135	140,556	(26,421)	(18.8)%

Total net revenue	421,946	448,106	(26,160)	(5.8)%
Operating expenses:
Recovery division (2)	190,960	202,365	(11,405)	(5.6)%
Healthy living division (3)	105,430	119,112	(13,682)	(11.5)%

Total operating expenses	296,390	321,477	(25,087)	(7.8)%
Operating income (loss):
Recovery division	116,851	104,915	11,936	11.4%
Healthy living division	8,705	21,444	(12,739)	(59.4)%

Operating income	$125,556	$126,359	$(803)	(0.6)%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.
2.	Recovery division operating expenses for the year ended December 31, 2008 include $4.5 million of asset impairment.
3.	Healthy living division operating expenses for the year ended December 31, 2009 include $2.2 million of asset impairment.

The following table compares same facility statistics for the years ended December 31, 2009 and 2008:

	00000000000	00000000000	00000000000
	Years Ended December 31, Same Facility
	2009	2008	% change
	As Restated (1)	As Restated (1)
Recovery Division
Residential facilities
Revenue (in thousands)	$197,381	$201,837	(2.2)%
Patient days	541,397	549,325	(1.4)%
Net revenue per patient day	$364,58	$367.43	(0.8)%
CTCs
Revenue (in thousands)	$113,012	$105,713	6.9%
Patient days	9,427,599	9,008,216	4.7%
Net revenue per patient day	$11.98	$11.74	2.0%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$63,150	$77,584	(18.6)%
Patient days	247,026	295,497	(16.4)%
Net revenue per patient day	$255.64	$262.55	(2.6)%
Outdoor programs
Revenue (in thousands)	$25,569	$35,711	(28.4)%
Patient days	56,427	71,802	(21.4)%
Net revenue per patient day	$453.14	$497.35	(8.9)%
Weight management programs
Revenue (in thousands)	$25,416	$27,261	(6.8)%
Patient days	85,314	94,131	(9.4)%
Net revenue per patient day	$297.91	$289.61	2.9%

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.

On a same-facility basis, recovery division net revenue decreased $0.2 million, to $307.8 million from $307.6 million in the same period of 2008. This was due to an increase in revenues of $7.3 million within CTCs offset by a decrease of $4.5 million within residential facilities. Healthy living division same-facility revenue decreased $26.4 million, or 18.8%, to $114.1 million from $140.6 million in the same period of 2008. This was due to decrease in revenue of $14.5 million, $10.1 million and $1.8 million within the residential facilities, outdoor programs and the weight management programs, respectively.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses decreased $11.4 million due to decreases of $5.7 million and $6.0 million within residential facilities and CTCs, respectively. Healthy living division same-facility operating expenses decreased $13.7 million due to decreases in salary and benefits of $10.3 million and supplies, facilities and other operating costs of $5.8 million and provision for doubtful accounts of $0.2 million, offset by increases in depreciation and amortization of $0.4 million and asset impairment charge of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for operating activities are payments from self pay patients, students, commercial payors and government programs for treatment services. We receive most of our cash from self payors in advance or upon completion of treatment. Cash revenue from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services. Additionally, the competitive health care environment and the Company’s desire to make its services more accessible to a greater number of potential clients maintains a competitive pricing pressure on many of the Company’s services.

Sources and Uses of Cash

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
	As Restated (1)	As Restated (1)	As Restated (1)
Net cash provided by operating activities	$46,489	$35,907	$24,176
Net cash used in investing activities	(22,623)	(11,257)	(39,645)
Net cash (used in) provided by financing activities	(21,737)	(22,208)	12,891

Net increase (decrease) in cash	$2,129	$2,442	$(2,578)

1.	See Note 2 in the Notes to Consolidated Financial Statements for further information.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Cash provided from operating activities was $46.5 million in 2010 and $35.9 million in 2009. The $10.6 million increase in cash flows from operating activities in fiscal 2010 was the result of the following factors. Interest payments decreased to $39.1 million in 2010 from $42.7 million in 2009 due to lower interest rates and lower debt levels due to repayments during the year. Other changes totaling $1.7 million resulted from lower taxes payments during 2010 as compared to 2009, and the remainder was due to higher levels of operating profit year over year.

Cash used in investing activities was $22.6 million in 2010, compared to $11.3 million in 2009. The increase of $11.3 million in the cash used for investing activities during 2010 was due primarily to increases in capital expenditures and acquisitions of $10.1 million and $0.7 million, respectively, compared to 2009 as well as a decrease of $0.7 million in proceeds resulting from the sale in 2009 of four facilities classified as discontinued operations.

Cash used in financing activities was $21.7 million in 2010, compared to $22.2 million in 2009. The decrease of cash used in financing activities of $0.4 million was due primarily to lower outflows related to cash distributed to Parent of $0.4 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash provided from operating activities was $35.9 million in 2009 and $24.2 million in 2008. The $11.7 million increase in cash flows from operating activities in fiscal 2009 was primarily the result of a reduction in payments for interest. Interest payments decreased to $42.7 million in 2009 from $51.8 million in 2008 due to lower interest rates and lower debt levels due to repayments during the year. Other changes totaling $3.7 million resulted from higher levels of operating profit year over year.

Cash used in investing activities was $11.3 million in 2009, compared to $39.6 million in 2008. The decrease of $28.3 million in the cash used for investing activities during 2009 was due primarily to decreases in acquisition related activity of $11.6 million compared to 2008 as well as to a decrease of $13.4 million in purchases of property and equipment and a decrease of $2.7 million in payments made under earnout arrangements.

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California
March 30, 2011 (October 17, 2011 as to the effects of the restatement discussed in Note 2)

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	00000000000	00000000000
	December 31, 2010	December 31, 2009
	(As Restated, see Note 2)	(As Restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,111	$4,982
Restricted cash	546	420
Accounts receivable (net of allowance for doubtful accounts of $5,408 in 2010 and $5,355 in 2009)	31,873	31,882
Prepaid expenses	8,530	7,456
Other current assets	1,921	1,306
Income taxes receivable	470	709
Deferred income taxes	6,761	6,482
Current assets of discontinued operations	1,635	1,720

Total Current Assets	58,847	54,957
PROPERTY AND EQUIPMENT - Net	125,626	124,635
GOODWILL - Net	521,807	573,594
OTHER INTANGIBLE ASSETS - Net	314,032	335,409
OTHER ASSETS - Net	19,411	19,619

TOTAL ASSETS	$1,039,723	$1,108,214

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,937	$3,012
Accrued liabilities	30,856	30,738
Current portion of long-term debt	11,111	8,814
Other current liabilities	18,305	26,251
Current liabilities of discontinued operations	3,619	2,114

Total current liabilities	68,828	70,929

LONG TERM DEBT - Less current portion	598,915	622,262
OTHER LONG-TERM LIABILITIES	8,786	8,735
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,142	1,679
DEFERRED INCOME TAXES	105,079	115,537

Total liabilities	784,750	819,142

COMMITMENTS AND CONTINGENCIES (Note 13)
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at December 31, 2010 and 2009	-	-
Additional paid-in capital	462,970	453,835
Accumulated deficit	(205,891)	(159,788)
Accumulated other comprehensive loss	(2,106)	(4,975)

Total CRC Health Corporation stockholders’ equity	254,973	289,072

Total equity	254,973	289,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,039,723	$1,108,214

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	00000000000	00000000000	00000000000
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)
NET REVENUE:
Net client service revenues	$443,006	$428,148	$453,141

OPERATING EXPENSES:
Salaries and benefits	214,172	210,662	225,811
Supplies, facilities and other operating costs	129,562	122,472	133,865
Provision for doubtful accounts	7,372	8,112	6,402
Depreciation and amortization	20,916	23,009	22,248
Asset impairment	21,164	2,257	4,525
Goodwill impairment	52,723	32,189	140,546

Total operating expenses	445,909	398,701	533,397

OPERATING (LOSS) INCOME	(2,903)	29,447	(80,256)
INTEREST EXPENSE, NET	(42,780)	(45,279)	(54,104)
GAIN ON DEBT REPURCHASE	-	-	8,086
OTHER (EXPENSE) INCOME	(88)	(82)	1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(45,771)	(15,914)	(126,273)
INCOME TAX (BENEFIT) EXPENSE	(3,754)	2,129	(6,412)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(42,017)	(18,043)	(119,861)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($2,576) in 2010, ($5,073) in 2009, and ($10,870) in 2008, respectively)	(4,086)	(9,096)	(20,426)

NET LOSS	(46,103)	(27,139)	(140,287)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(62)	(153)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(46,103)	$(27,077)	$(140,134)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(42,017)	$(17,986)	$(119,699)
DISCONTINUED OPERATIONS, NET OF TAX	(4,086)	(9,091)	(20,435)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(46,103)	$(27,077)	$(140,134)

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

			CRC Health Corporation Stockholders’ Equity
					Series A Common Stock
	Total	Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Additional Paid-in Capital	Noncontrolling Interest

BALANCE—December 31, 2007, as previously reported	$446,123	$1,653	$7,141	$-	1,000	$-	$438,608	$374

Restatement adjustments, see Note 2	120	120	282				(162)

BALANCE—December 31, 2007, (restated)	446,243	1,773	7,423	-	1,000	-	438,446	374

Comprehensive loss:
Net loss for the year ended December 31, 2008 (restated)	(140,287)	(140,287)	(140,134)					(153)
Other comprehensive income, net of tax:
Unrealized loss on cash flow hedges, net of tax of ($4,161)	(6,289)	(6,289)		(6,289)

Other comprehensive income	(6,289)	(6,289)

Comprehensive loss (restated)	(146,576)	(146,576)

Capital contributed by Parent, net (restated)	5,359						5,359

BALANCE—December 31, 2008, (restated)	305,026		(132,711)	(6,289)	1,000	-	443,805	221

Noncontrolling interest buyout	(138)						21	(159)
Comprehensive loss:

Net loss for the year ended December 31, 2009 (restated)	(27,139)	(27,139)	(27,077)					(62)

Other comprehensive income, net of tax:

Unrealized gain on cash flow hedges, net of tax of $865	1,314	1,314		1,314

Other comprehensive income	1,314	1,314

Comprehensive loss (restated)	(25,825)	(25,825)

Capital contributed by Parent, net (restated)	10,009						10,009

BALANCE—December 31, 2009 , (restated)	289,072		(159,788)	(4,975)	1,000	-	453,835	-

Comprehensive loss:

Net loss for the year ended December 31, 2010 (restated)	(46,103)	(46,103)	(46,103)					-

Other comprehensive income, net of tax:

Unrealized gain on cash flow hedges, net of tax of $1,905	2,869	2,869		2,869

Comprehensive loss (restated)	2,869	2,869

Comprehensive loss	(43,234)	(43,234)

Capital contributed by Parent, net (restated)	9,135						9,135

BALANCE—December 31, 2010, (restated)	$254,973		$(205,891)	$(2,106)	1,000	$-	$462,970	$-

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	00000000000	00000000000	00000000000
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(As Restated, see Note 2)	(As Restated, see Note 2)	(As Restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,103)	$(27,139)	$(140,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,947	23,306	23,091
Amortization of debt discount and capitalized financing costs	4,244	4,290	4,536
Goodwill impairment	52,723	32,189	141,170
Asset impairment	21,164	11,500	30,836
Write-off of prior year paid acquisition costs	-	62	-
Gain on debt repurchase	-	-	(8,086)
Gain on interest rate swap agreement	(350)	(1,272)	(1)
Loss on sale of property and equipment	157	1,509	68
Loss on sale of discontinued operations	-	47	-
Provision for doubtful accounts	7,537	8,342	6,561
Stock-based compensation	3,322	4,966	5,718
Deferred income taxes	(12,642)	(8,906)	(19,867)
Changes in assets and liabilities:
Restricted cash	(126)	(420)	-
Accounts receivable	(7,339)	(9,435)	(5,655)
Prepaid expenses	(1,129)	77	(164)
Income taxes receivable and payable	5,825	3,466	1,355
Other current assets	(453)	(3,989)	494
Accounts payable	1,917	(3,188)	(803)
Accrued liabilities	410	1,648	(8,381)
Other current liabilities	(3,053)	(1,881)	(6,188)
Other long-term assets	(3,731)	375	(19)
Other long-term liabilities	3,169	360	(202)

Net cash provided by operating activities	46,489	35,907	24,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(21,988)	(11,878)	(25,279)
Proceeds from sale of property and equipment	81	148	188
Proceeds from sale of discontinued operations	-	732	-
Acquisition of businesses, net of cash acquired	(716)	-	(11,597)
Acquisition adjustments	-	(59)	(10)
Payments made under earnout arrangements	-	(200)	(2,947)

Net cash used in investing activities	(22,623)	(11,257)	(39,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed to Parent	(10)	(412)	(359)
Capitalized financing costs	(93)	-	(338)
Repayments of capital lease obligations	-	(12)	(22)
Repurchase of long term debt	-	-	(13,607)
Borrowings under revolving line of credit	19,500	14,000	59,000
Repayments under revolving line of credit	(32,000)	(29,000)	(24,000)
Repayment of long-term debt	(9,134)	(6,550)	(7,783)
Noncontrolling interest buyout	-	(234)	-

Net cash (used in)/provided by financing activities	(21,737)	(22,208)	12,891

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,129	2,442	(2,578)
CASH AND CASH EQUIVALENTS—Beginning of year	4,982	2,540	5,118

CASH AND CASH EQUIVALENTS—End of year	$7,111	$4,982	$2,540

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued in connection with earnout arrangements	$-	$-	897

Note payable in connection to leasehold improvements	$-	$-	374

Payable related to acquisition	$279	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$39,079	$42,707	$51,758

Cash paid for income taxes, net of refunds	$486	$2,164	$1,128

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On August 16, 2011, the Company announced that it was conducting a review of inconsistencies in the accounts at one of its recovery residential treatment facilities (the “Facility”). In 2009 and 2010, such Facility accounted for approximately 2.9% and 3.2%, respectively, of the Company’s total revenue. On October 4, 2011, the Board of Directors of the Company (the “Board”), in consultation with the Audit Committee of the Board (the “Audit Committee”) and management, adopted the conclusions of the investigation and concluded that the Company’s previously issued consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, along with the accompanying independent auditors’ reports should not be relied upon because of errors identified in such financial statements.

Management initially identified certain errors upon initiating an internal investigation after noting inconsistencies in accounting for certain transactions at the Facility. Following a briefing by management on the issues, the Audit Committee hired independent counsel to conduct a review of accounting transactions at the Facility. The investigation is complete and the Audit Committee identified issues related to misconduct by a former employee of the Facility as well as errors in accounting for revenue, accounts receivable, bad debt expenses and general expenses. As a result of these errors, the Company has restated its previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, including the quarterly data for the years 2009 and 2010.

    The Company has also restated the accompanying consolidated financial statements to correct other immaterial adjustments that had been previously recorded in 2009 and 2010, so such immaterial adjustments are recorded in the proper period.

The following table summarizes the impact of the restatement of errors at the Facility and other adjustments to the net loss attributable to CRC Health Corporation:

	0000000000	0000000000	0000000000
	Year Ended

	December 31, 2010	December 31, 2009	December 31, 2008
	(in thousands)

Net loss attributable to CRC Health Corporation, as previously reported	$(43,660)	$(26,599)	$(141,905)

Adjustments related to the Facility:
Net client service revenues	(377)	81	-
Provision for doubtful accounts	(197)	(340)	-
Supplies, facilities and other operating costs	(139)	(44)	-
Income tax effects	295	127	-

Facility Adjustments after tax	(418)	(176)	-

Other Adjustments:
Net client service revenues	(323)	323	-
Goodwill	-	(1,692)	1,692
Stock compensation	(1,045)	575	308
Supplies, facilities and other operating costs	423	(95)	(100)
Depreciation and amortization	580	(164)	(280)
Interest expense	-	(1,121)	-
Income tax effects	(1,660)	1,872	151

Other Adjustments after tax	(2,025)	(302)	1,771

Total Adjustments	(2,443)	(478)	1,771

Net loss attributable to CRC Health Corporation, as restated	$(46,103)	$(27,077)	$(140,134)

      The restated consolidated financial statements include adjustments to correct the following errors related to the Facility (in thousands).

—

$377 of revenue was improperly recognized in 2010. In addition, $81 of revenue should have been recognized in 2009. The revenue recognition issues resulted primarily from a failure by a former employee of the Facility to use correct billing rates and to accurately record services provided.

—

$197 and $340 of provision for doubtful accounts were understated for the years ended December 31, 2010 and 2009, respectively. The understatement resulted primarily from errors in the processes used by a former employee of the Facility in aging the receivables and the application of allowance percentages.

—

$139 and $44 of additional operating expenses should have been recognized in 2010 and 2009, respectively. These adjustments resulted primarily from errors in accruing for expenses and properly classifying and documenting prepaid assets.

—	Income tax benefit for the tax effect of the items corrected above is $295 and $127 for 2010 and 2009, respectively.

      The restated consolidated financial statements also reflect adjustments to correct other previously identified immaterial adjustments that had been previously recorded in 2010 and 2009, so that they are now recorded in the proper period.

The effects of the correction of these other 2010 errors are as follows:

—

$671 of reductions in stock-based compensation expense previously recorded in 2010 for Tranche 2 and Tranche 3 options has been corrected to record such reductions in expense of $455, $188 and $28 in 2009, 2008 and as of December 31, 2007, respectively.

—

$374 of reductions in stock-based compensation expense previously recorded in 2010 related to estimated forfeitures for cancelled options has been corrected to record such reductions in expense of $120, $120 and $134 in 2009, 2008 and as of December 31, 2007, respectively.

—	$323 of net client service revenue at two outpatient clinics previously recorded in 2010 has been correctly recorded in 2009.

—	$580 of depreciation expense previously recorded in 2010 to correct estimated useful lives has been corrected to record $431 and $149 in 2009 and 2008, respectively.

—	$423 of management fees previously recorded in 2010 has been correctly recorded in 2009.

—	$1,529 of income tax benefit previously recorded in 2010 related to deferred tax liabilities for the impact of certain partnership accounts has been correctly recorded in 2009.

—	$274 of income tax benefit previously recorded in 2010 related to deferred tax assets associated with property and equipment has been correctly recorded in 2008.

The effects of the correction of these other 2009 errors are as follows:

—	$1,692 of reductions in goodwill impairment at the Healthy Living division previously recorded in 2009 has been correctly recorded in 2008.

—	$1,121 of interest cost previously capitalized in 2009 was recorded as of December 31, 2007.

—	$268 of depreciation expense on property associated with capitalized interest previously recorded in 2009 has been corrected to record $132 and $136 in 2008 and as of December 31, 2007, respectively.

—	$328 of rent expense previously recorded in 2009 to adjust for rent escalation has been corrected to record $100 and $228 in 2008 and as of December 31, 2007, respectively.

The effects of the correction of these other errors as of December 31, 2007 are as follows:

—	$455 of supplies, facilities and other operating costs not previously recorded has been recorded as of December 31, 2007.

The income tax effect of the items corrected above is a tax benefit of $143 for 2010, a tax benefit of $343 for 2009, and a tax expense of $123 for 2008.

In addition, the amounts shown in the line item “equity in loss of subsidiaries, net of tax” under the CRC Health Corporation column in the condensed consolidating statements of operations for the Company and its subsidiary guarantors for 2010, 2009 and 2008 included in Note 18 previously presented after income (loss) from continuing operations have been correctly presented as a component of income (loss) from continuing operations.

The following tables summarize the effects of the restatement on the Company’s consolidated balance sheets as of December 31, 2010 and 2009.

	0000000000	0000000000	0000000000
	As of December 31, 2010
	As Previously Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,111	$-	$7,111
Restricted cash	546	-	546
Accounts receivable	32,706	(833)	31,873
Prepaid expenses	8,623	(93)	8,530
Other current assets	1,921	-	1,921
Income taxes receivable	259	211	470
Deferred income taxes	6,547	214	6,761
Current assets of discontinued operations	1,635	-	1,635

Total Current Assets	59,348	(501)	58,847
PROPERTY AND EQUIPMENT - Net	125,626	-	125,626
GOODWILL - Net	521,807	-	521,807
OTHER INTANGIBLE ASSETS - Net	314,032	-	314,032
OTHER ASSETS - Net	19,411	-	19,411

TOTAL ASSETS	$1,040,224	$(501)	$1,039,723

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,957	$(20)	$4,937
Accrued liabilities	30,292	564	30,856
Current portion of long-term debt	11,111	-	11,111
Other current liabilities	18,305	-	18,305
Current liabilities of discontinued operations	3,619	-	3,619

Total current liabilities	68,284	544	68,828

LONG TERM DEBT - Less current portion	598,915	-	598,915
OTHER LONG-TERM LIABILITIES	8,786	-	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,142	-	3,142
DEFERRED INCOME TAXES	105,256	(177)	105,079

Total liabilities	784,383	367	784,750

COMMITMENTS AND CONTINGENCIES
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at December 31, 2010	-	-	-
Additional paid-in capital	462,970	-	462,970
Accumulated deficit	(205,023)	(868)	(205,891)
Accumulated other comprehensive loss	(2,106)	-	(2,106)

Total CRC Health Corporation stockholders’ equity	255,841	(868)	254,973

Total equity	255,841	(868)	254,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,040,224	$(501)	$1,039,723

	000000000	000000000	000000000
	December 31, 2009
	As Previously Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,982	$-	$4,982
Restricted cash	420	-	420
Accounts receivable	31,558	324	31,882
Prepaid expenses	7,489	(33)	7,456
Other current assets	1,306	-	1,306
Income taxes receivable	676	33	709
Deferred income taxes	6,346	136	6,482
Current assets of discontinued operations	1,720	-	1,720

Total Current Assets	54,497	460	54,957

PROPERTY AND EQUIPMENT - Net	125,215	(580)	124,635
GOODWILL - Net	573,594	-	573,594
OTHER INTANGIBLE ASSETS - Net	335,409	-	335,409
OTHER ASSETS - Net	19,619	-	19,619

TOTAL ASSETS	$1,108,334	$(120)	$1,108,214

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,011	$1	$3,012
Accrued liabilities	29,851	887	30,738
Current portion of long-term debt	8,814	-	8,814
Other current liabilities	25,992	259	26,251
Current liabilities of discontinued operations	2,114	-	2,114

Total current liabilities	69,782	1,147	70,929

LONG TERM DEBT - Less current portion	622,262	-	622,262
OTHER LONG-TERM LIABILITIES	8,735	-	8,735
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	1,679	-	1,679
DEFERRED INCOME TAXES	117,334	(1,797)	115,537

Total liabilities	819,792	(650)	819,142

COMMITMENTS AND CONTINGENCIES
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at December 31, 2009	-	-	-
Additional paid-in capital	454,880	(1,045)	453,835
Accumulated deficit	(161,363)	1,575	(159,788)
Accumulated other comprehensive loss	(4,975)	-	(4,975)

Total CRC Health Corporation stockholders’ equity	288,542	530	289,072

Total equity	288,542	530	289,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,108,334	$(120)	$1,108,214

The following tables summarize the effects of the restatement on the Company’s consolidated statements of operations for years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31, 2010
	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$443,706	$(700)	$443,006

OPERATING EXPENSES:
Salaries and benefits	213,127	1,045	214,172
Supplies, facilities and other operating costs	129,846	(284)	129,562
Provision for doubtful accounts	7,175	197	7,372
Depreciation and amortization	21,496	(580)	20,916
Asset impairment	21,164	-	21,164
Goodwill impairment	52,723	-	52,723

Total operating expenses	445,531	378	445,909

OPERATING LOSS	(1,825)	(1,078)	(2,903)
INTEREST EXPENSE, NET	(42,780)	-	(42,780)
OTHER EXPENSE	(88)	-	(88)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(44,693)	(1,078)	(45,771)
INCOME TAX BENEFIT	(5,119)	1,365	(3,754)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(39,574)	(2,443)	(42,017)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($2,576) in 2010)	(4,086)	-	(4,086)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(43,660)	$(2,443)	$(46,103)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(39,574)	$(2,443)	$(42,017)
DISCONTINUED OPERATIONS, NET OF TAX	(4,086)	-	(4,086)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(43,660)	$(2,443)	$(46,103)

	Year Ended December 31, 2009
	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$427,744	$404	$428,148

OPERATING EXPENSES:
Salaries and benefits	211,237	(575)	210,662
Supplies, facilities and other operating costs	122,333	139	122,472
Provision for doubtful accounts	7,772	340	8,112
Depreciation and amortization	22,845	164	23,009
Asset impairment	2,257	-	2,257
Goodwill impairment	30,497	1,692	32,189

Total operating expenses	396,941	1,760	398,701

OPERATING INCOME	30,803	(1,356)	29,447
INTEREST EXPENSE, NET	(44,158)	(1,121)	(45,279)
OTHER EXPENSE	(82)	-	(82)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,437)	(2,477)	(15,914)
INCOME TAX EXPENSE	4,128	(1,999)	2,129

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(17,565)	(478)	(18,043)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($5,073) in 2009)	(9,096)	-	(9,096)

NET LOSS	(26,661)	(478)	(27,139)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(62)	-	(62)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(26,599)	$(478)	$(27,077)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(17,508)	$(478)	$(17,986)
DISCONTINUED OPERATIONS, NET OF TAX	(9,091)	-	(9,091)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(26,599)	$(478)	$(27,077)

	000.0000	000.0000	000.0000
	Year Ended December 31, 2008
	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$453,141	$-	$453,141

OPERATING EXPENSES:
Salaries and benefits	226,119	(308)	225,811
Supplies, facilities and other operating costs	133,765	100	133,865
Provision for doubtful accounts	6,402	-	6,402
Depreciation and amortization	21,968	280	22,248
Asset impairment	4,525	-	4,525
Goodwill impairment	142,238	(1,692)	140,546

Total operating expenses	535,017	(1,620)	533,397

OPERATING LOSS	(81,876)	1,620	(80,256)
INTEREST EXPENSE, NET	(54,104)	-	(54,104)
GAIN ON DEBT REPURCHASE	8,086	-	8,086
OTHER INCOME	1	-	1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(127,893)	1,620	(126,273)
INCOME TAX BENEFIT	(6,261)	(151)	(6,412)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(121,632)	1,771	(119,861)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($10,870) in 2008)	(20,426)	-	(20,426)

NET LOSS	(142,058)	1,771	(140,287)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(153)	-	(153)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(141,905)	$1,771	$(140,134)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(121,470)	$1,771	$(119,699)
DISCONTINUED OPERATIONS, NET OF TAX	(20,435)	-	(20,435)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(141,905)	$1,771	$(140,134)

The following tables summarize the effects of restatement on the Company’s consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

	0000.000000000	0000.000000000	0000.000000000
	Year Ended December 31, 2010
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,660)	$(2,443)	$(46,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,527	(580)	20,947
Amortization of debt discount and capitalized financing costs	4,244	-	4,244
Goodwill impairment	52,723	-	52,723
Asset impairment	21,164	-	21,164
Gain on interest rate swap agreement	(350)	-	(350)
Loss on sale of property and equipment	157	-	157
Provision for doubtful accounts	7,340	197	7,537
Stock-based compensation	2,277	1,045	3,322
Deferred income taxes	(14,184)	1,542	(12,642)
Changes in assets and liabilities:
Restricted cash	(126)	-	(126)
Accounts receivable	(8,299)	960	(7,339)
Prepaid expenses	(1,189)	60	(1,129)
Income taxes receivable and payable	6,003	(178)	5,825
Other current assets	(453)	-	(453)
Accounts payable	1,938	(21)	1,917
Accrued liabilities	733	(323)	410
Other current liabilities	(2,794)	(259)	(3,053)
Other long-term assets	(3,731)	-	(3,731)
Other long-term liabilities	3,169	-	3,169

Net cash provided by operating activities	46,489	-	46,489

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	(22,623)	-	(22,623)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	(21,737)	-	(21,737)

	0000.000000000	0000.000000000	0000.000000000
	Year Ended December 31, 2009
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,661)	$(478)	$(27,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,142	164	23,306
Amortization of debt discount and capitalized financing costs	4,290	-	4,290
Goodwill impairment	30,497	1,692	32,189
Asset impairment	11,500	-	11,500
Write-off of prior year paid acquisition costs	62	-	62
Gain on interest rate swap agreement	(1,272)	-	(1,272)
Loss on sale of property and equipment	1,509	-	1,509
Loss on sale of discontinued operations	47	-	47
Provision for doubtful accounts	8,002	340	8,342
Stock-based compensation	5,541	(575)	4,966
Deferred income taxes	(7,253)	(1,653)	(8,906)
Changes in assets and liabilities:
Restricted cash	(420)	-	(420)
Accounts receivable	(8,771)	(664)	(9,435)
Prepaid expenses	44	33	77
Income taxes receivable and payable	3,812	(346)	3,466
Other current assets	(3,989)	-	(3,989)
Accounts payable	(3,189)	1	(3,188)
Accrued liabilities	1,216	432	1,648
Other current liabilities	(1,814)	(67)	(1,881)
Other long-term assets	375	-	375
Other long-term liabilities	360	-	360

Net cash provided by operating activities	37,028	(1,121)	35,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(12,999)	1,121	(11,878)
Proceeds from sale of property and equipment	148	-	148
Proceeds from sale of discontinued operations	732	-	732
Acquisition adjustments	(59)	-	(59)
Payments made under earnout arrangements	(200)	-	(200)

Net cash used in investing activities	(12,378)	1,121	(11,257)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	(22,208)	-	(22,208)

	0000.000000000	0000.000000000	0000.000000000
	Year Ended December 31, 2008
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,058)	$1,771	$(140,287)
Adjustments to reconcile net loss to net cash provided by operating activities:		-
Depreciation and amortization	22,811	280	23,091
Amortization of debt discount and capitalized financing costs	4,536	-	4,536
Goodwill impairment	142,862	(1,692)	141,170
Asset impairment	30,836	-	30,836
Gain on debt repurchase	(8,086)	-	(8,086)
Gain on interest rate swap agreement	(1)	-	(1)
Loss on sale of property and equipment	68	-	68
Provision for doubtful accounts	6,561	-	6,561
Stock-based compensation	6,026	(308)	5,718
Deferred income taxes	(19,756)	(111)	(19,867)
Changes in assets and liabilities:
Accounts receivable	(5,655)	-	(5,655)
Prepaid expenses	(164)	-	(164)
Income taxes receivable and payable	1,395	(40)	1,355
Other current assets	494	-	494
Accounts payable	(803)	-	(803)
Accrued liabilities	(8,381)	-	(8,381)
Other current liabilities	(6,288)	100	(6,188)
Other long-term assets	(19)	-	(19)
Other long-term liabilities	(202)	-	(202)

Net cash provided by operating activities	24,176	-	24,176

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	(39,645)	-	(39,645)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	12,891	-	12,891

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment charges related to fixed asset, goodwill and intangible assets not subject to amortization are included in the consolidated statements of operations under goodwill impairment, asset impairment and discontinued operations. See Note 7.

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

Restructuring and Discontinued Operations — The Company accounts for facility closures and restructuring costs in accordance with applicable accounting standards. The Company records an obligation for the estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs and other associated costs. Additionally, upon review of facility closures and those facilities held for sale, the Company assesses the classification of such facilities as discontinued operations. Should the Company classify certain facility closures and facilities held for sale as discontinued operations, the facility operations related to closures and facilities held for sale are classified as discontinued operations on the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations are classified under assets and liabilities of discontinued operations on the Company’s consolidated balance sheets. See Note 19 and Note 20.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America. At times, deposits in these institutions may exceed federally insured limits. The Company’s accounts receivable are primarily derived from methadone treatment, detoxification, psychological evaluations, counseling, education, weight loss management and other related rehabilitation services provided to clients. As of December 31, 2010 and 2009, approximately 40.2% and 38.9% of gross accounts receivable and approximately 21.1% and 20.0% of net client service revenue, respectively, was derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectability of accounts receivable.

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

The Company considers the purchase commitments as off-balance sheet arrangements and maintains restricted cash for the fulfillment of its Loan Program note purchase commitments. As of December 31, 2010, the Company had purchased approximately $10.8 million in Loan Program notes with a weighted average interest rate of 6.9% and a maximum remaining amortization period of 20 years. At December 31, 2010, the Company had $0.5 million of outstanding loan purchase commitments related to its Loan Program. Loan Program notes are recorded under other current assets and other assets on the Company’s consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity. Interest income related to the Loan Program notes was $0.6 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively. Interest income is netted against interest expense in the consolidated statements of operations.

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

4. ACQUISITIONS

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

2008 Acquisitions

During the third quarter of 2008, the Company closed two acquisitions and paid approximately $11.6 million in cash. The acquisitions are intended to provide expansion of the Company’s services within the respective corresponding markets of the acquired facilities in the United States.

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

5. BALANCE SHEET COMPONENTS

Balance sheet components at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
	As Restated	As Restated
Accounts receivable—gross	$37,281	$37,237
Less allowance for doubtful accounts	(5,408)	(5,355)

Accounts receivable—net	$31,873	$31,882

Other assets-net:
Capitalized financing costs—net	$10,776	$14,663
Deposits	662	925
Notes receivable	7,973	4,031

Total other assets-net	$19,411	$19,619

Accrued liabilities:
Accrued payroll and related expenses	$10,796	$8,698
Accrued vacation	4,596	4,615
Accrued interest	8,153	8,019
Accrued expenses	7,311	9,406

Total accrued liabilities	$30,856	$30,738

Other current liabilities:
Deferred revenue	$10,600	$9,909
Client deposits	3,604	4,130
Interest rate swap liability	3,535	8,659
Other liabilities	566	3,553

Total other current liabilities	$18,305	$26,251

      The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
	As Restated	As Restated	As Restated
Allowance for Doubtful Accounts
Balance—beginning of the period	$5,355	$5,409	$6,849
Provision for doubtful accounts	7,372	8,179	6,492
Write-off of uncollectible accounts	(7,319)	(8,233)	(7,932)

Balance—end of the period	$5,408	$5,355	$5,409

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
		As Restated
Land	$21,373	$21,373
Building and improvements	79,860	74,551
Leasehold improvements	19,203	23,181
Furniture and fixtures	12,639	12,404
Computer equipment	12,369	10,855
Computer software	17,472	11,332
Motor vehicles	5,660	5,911
Field equipment	2,634	2,782
Construction in progress	8,370	6,363

	179,580	168,752
Less accumulated depreciation	(53,954)	(44,117)

Property and equipment—net	$125,626	$124,635

Depreciation expense was $14.4 million, $15.7 million, and $14.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

At December 31, 2010, the Company recognized a non-cash impairment charge of $0.5 million related to certain Aspen facilities that under-performed relative to forecast during the fourth quarter. This charge is included in the consolidated statement of operations as asset impairment. For the years ended December 31, 2010, 2009 and 2008, the Company had recognized non-cash impairment charges of $6.3 million, $0.2 million and $3.0 million, respectively related to the impairment of property and equipment. The property and equipment impairment charge in 2008 was recorded in the Company’s consolidated statements of operations under discontinued operations.

7. GOODWILL AND INTANGIBLE ASSETS

Changes to goodwill by reportable segment for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Recovery		Healthy Living		Total
	2010	2009	2010	2009	2010	2009
Balance as of January 1				As Restated		As Restated
Goodwill	$502,168	$502,155	$244,785	$244,785	$746,953	$746,940
Accumulated impairment losses	(624)	(624)	(172,735)	(140,546)	(173,359)	(141,170)

Balance as of January 1	501,544	501,531	72,050	104,239	573,594	605,770
Activity during the year:
Goodwill additions	503	—	433	—	936	—
Goodwill impairment	—	—	(52,723)	(32,189)	(52,723)	(32,189)
Goodwill related to earn-outs	—	200	—	—	—	200
Goodwill related to sale of facilities	—	(236)	—	—	—	(236)
Goodwill adjustments	—	49	—	—	—	49

Balance as of December 31
Goodwill	502,671	502,168	245,218	244,785	747,889	746,953
Accumulated impairment losses	(624)	(624)	(225,458)	(172,735)	(226,082)	(173,359)

Balance as of December 31	$502,047	$501,544	$19,760	$72,050	$521,807	$573,594

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

During the third quarter of 2009, the Company reduced its estimate of expected future cash flows for the healthy living reporting unit based upon current economic conditions including the lack of availability of student loans, credit for its clients and other factors. Accordingly, the Company tested its healthy living reporting unit in advance of the annual goodwill impairment test date as there was a significant adverse change in business climate and recognized a non-cash impairment charge of $26.6 million. Goodwill impairment charges, recognized by the Company during the three months ended September 30, 2009, were estimated amounts which were subsequently revised during the fourth quarter of 2009 resulting in a favorable goodwill adjustment of $0.6 million.

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

2008 Goodwill Impairment — In the third quarter of 2008, the Company tested its healthy living reporting unit for impairment in advance of the annual test date, based upon restructuring activity and deteriorating economic conditions. The Company recorded a non-cash impairment charge of $140.5 million related to its healthy living reporting unit, which is reflected as goodwill impairment in continuing operations on the consolidated statement of operations.

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

8. INCOME TAXES

The provision for income taxes attributable to loss from continuing operations consists of the following (in thousands):

	2010	2009	2008
	As Restated	As Restated	As Restated
Current:
Federal	$5,145	$5,386	$234
State	2,609	2,134	2,349

Total Current	7,754	7,520	2,583

Deferred:
Federal	(8,981)	(4,491)	(7,998)
State	(2,527)	(900)	(997)

Total Deferred	(11,508)	(5,391)	(8,995)

Income tax expense (benefit) from continuing operations	$(3,754)	$2,129	$(6,412)

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the effective tax rate for continuing operations is summarized in the following table:

	2010	2009	2008
	As Restated	As Restated	As Restated
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	(0.2)%	(7.7)%	(0.4)%
Goodwill impairment	(31.2)%	(54.8)%	(28.2)%
Non deductible expenses	1.2%	1.1%	(0.2)%
Prior year provision true-ups	(0.5)%	8.7%	(0.2)%
Release of tax reserve	1.1%	—	—
Change in valuation allowances for NOL	—	1.6%	(1.0)%
Worthless stock loss	2.8%	—	—
Other	—	2.7%	0.1%

Effective tax rate from continuing operations—(expense)/benefit	8.2%	(13.4)%	5.1%

Deferred tax — Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purpose and the amounts used for income tax purpose. The tax effects of items comprising current deferred income taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
	As Restated	As Restated
Deferred tax assets:
Reserves and allowances	$9,817	$6,804
Net operating loss carryforwards	5,759	5,432
Research credits	—	1,068
Acquisition costs	2,646	2,674
Stock based compensation	8,663	7,435
Charitable contributions	—	109
State taxes	46	351
Interest rate swap	1,406	3,451

Gross deferred tax assets	$28,337	$27,324
Valuation allowance	(6,438)	(5,763)

Total deferred tax assets	$21,899	$21,561

Deferred tax liabilities:
Acquired intangible assets	$(123,317)	$(130,096)
Depreciation and amortization	6,858	(718)
Flow through entity	(3,758)	198

Gross deferred tax liabilities	$(120,217)	$(130,616)

Total net deferred tax liabilities	$(98,318)	$(109,055)

Current net deferred tax assets	$6,761	$6,482
Non-current net deferred tax liabilities	$(105,079)	$(115,537)

At December 31, 2010, the Company had $3.6 million and $83.8 million of U.S. federal and state net operating loss carryforwards, respectively, available to offset future taxable income. If not utilized, these net operating loss carryforwards will expire in varying amounts beginning in 2020 for federal income taxes and 2012 for state income taxes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. At December 31, 2010, a portion of the Company’s net operating loss carryforwards may be subject to such limitations.

At December 31, 2010, the Company utilized $0.3 million of state research and development credit to offset the state tax liability. There is no more state level research and development credit to carry forward to the future.

As of December 31, 2010, the Company utilized $1.1 million of federal alternative minimum tax credit, which had been carried forward to offset the federal tax liability. The ending balance of federal alternative minimum tax credit is zero at December 31, 2010.

      Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowances is established for those benefits that do not meet the more likely than not criteria. The Company has evaluated the need for a valuation allowance against deferred tax assets, and has recorded valuation allowances of $6.4 million and $5.8 million at December 31, 2010 and 2009, respectively.

The Company’s income tax returns are audited by federal and state tax authorities. The Company is currently under examination by various states jurisdictions for previous tax years. The Company periodically evaluates its exposures associated with its tax filing positions.

Income Tax related to Impairments —

During the year ended December 31, 2010, the Company recognized a total of $ 73.9 million in impairments related to goodwill, intangible assets, and fixed assets. Of the $73.9 million in impairment, $67.6 million was related to impairment of goodwill and other intangibles. The remaining $6.3 million was related to fixed asset impairments.

Of the $67.6 million in impairments related to goodwill and other intangibles, $40.8 million represents goodwill that is non-deductible for income tax purpose, resulting in an increase to federal income expense of $14.3 million. The $14.3 million increase in federal income tax expense negatively affected the Company’s effective tax rate by 31.2%. All the $14.3 million income tax expense is related to continuing operations.

Of the total impairments, $33.0 million impairment generated approximately $11.6 million of income tax benefits in the form of future tax deductions.

During the year ended December 31, 2009, the Company recognized a total of $43.7 million in impairments related to goodwill, intangible assets, and fixed assets. Of the $43.7 million in impairment, $43.5 million was related to impairment of goodwill and other intangible. The remaining $0.2 million was related to fixed asset impairments.

Of the $43.5 million in impairments related to goodwill and other intangibles, $24.9 million represents goodwill that is non-deductible for income tax purpose, resulting in an increase to federal income expense of $8.7 million. The $8.7 million increase in income tax expense reduced the income tax benefit to the Company’s total effective tax rate by 54.8%. The $8.7 million was related to continuing operations.

Of the total impairments, $43.5 million impairment generated approximately $7.1 million of income tax benefits in the form of future tax deductions.

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

9. LONG-TERM DEBT

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

10. DERIVATIVES

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

For the years ended December 31, 2010, 2009 and 2008, the Company recorded an unrealized gain of $0.4 million, net of tax and an unrealized gain of $1.3 million, net of tax, and an unrealized loss of $6.3 million, net of tax, respectively, related to its cash flow hedges. Unrealized gains and losses related to the Company’s cash flow hedges are recorded in accumulated other comprehensive income. See Note 12.

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

11. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at December 31, 2010 and 2009. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 10 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

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

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income. The components of accumulated other comprehensive income (loss) consist of changes in the fair value of derivative financial instruments.

Comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 is comprised of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	As Restated	As Restated	As Restated

Net loss	$(46,103)	$(27,077)	$(140,134)
Other comprehensive income (loss):
Net change in unrealized gain/(loss) on cash flow hedges (net of tax of $1,905 in 2010, $865 in 2009, and ($4,161) in 2008)	2,869	1,314	(6,289)

Total comprehensive loss	$(43,234)	$(25,763)	$(146,423)

Comprehensive loss attributable to noncontrolling interest	$—	$(62)	$(153)

Comprehensive loss attributable to CRC Health Corporation	$(43,234)	$(25,825)	$(146,576)

13. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases various office space, clinic offices, facilities and equipment under non-cancelable operating leases throughout the United States with various expiration dates through November 2026. Rent expense was $20.1 million, $18.8 million and $22.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company earned $0.4 million, $0.4 million, and $0.5 million in sublease rental income for the years ended December 31, 2010, 2009 and 2008, respectively. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. The Company is party to certain related party leases as a result of the Company’s acquisitions (see Note 17). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the clinic offices and facility leases.

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

The Company maintains a self-insurance program for employee group health insurance to consolidate both self-insured and insured plans that had been in existence previously. The self-insured group health plan covers approximately 68% of the Company’s employees enrolled in group health plans. The remaining approximate 32% of the Company’s employees enrolled in group health plans are covered through health maintenance organizations. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The reserve for self-insured health insurance claims totaled $1.9 million and $2.1 million at December 31, 2010 and 2009, respectively, and is included in accrued liabilities on the consolidated balance sheets.

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

14. STOCKHOLDERS’ EQUITY

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

Capital Contributed by Parent

As discussed in Note 1, the Company is a wholly owned subsidiary of the Group. Contributions from and distributions to the Group are reflected as capital contributed by Parent, net on the Company’s consolidated statement of changes in equity. During the years ended December 31, 2010, 2009, and 2008, the Company recorded capital contributions from the Parent of $9.1 million, $10.0 million and $5.4 million, respectively.

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

The Company recognizes stock-based compensation in conjunction with stock options issued by the Group. Stock-based compensation is primarily related to employees of the Company who have received options to purchase Group stock. Stock-based compensation expense associated with these grants is recorded as a capital contribution from the Parent. For the years ended December 31, 2010, 2009, and 2008, the Company recognized $3.3 million, $5.0 million and $5.7 million in non-cash capital contributions from the Parent.

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

15. STOCK-BASED COMPENSATION

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

Options granted under the Executive Plan and Incentive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% in one year from the date of grant and 10% on each six-month period thereafter or, if earlier, 100% on a change of control as defined in the plans; tranche 2 options vest and become exercisable upon achievement of both a performance and a market condition, as defined in the Executive and Incentive Plans; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions or alternatively upon achievement of both a performance and a market condition, as defined in the Executive and Incentive Plans. In order to vest, the recipient must continue to provide service as an employee through the vesting date. Tranche 1 options represent 50% of an option grant under the Executive Plan and Incentive Plans and tranches 2 and 3 options each represent 25% of the options granted under the Executive and Incentive Plans.

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

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Stock-based compensation expense related to the stock options granted by the Group is being recorded on the Company’s consolidated financial statements, as substantially all grants have been made to employees of the Company. The Company recognizes stock-based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $3.3 million, $5.0 million, and $5.7 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $1.2 million, $2.0 million, and $2.2 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

16. EMPLOYEE BENEFITS

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

17. RELATED PARTY TRANSACTIONS

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

The Company maintains operating leases with certain employees resulting primarily from prior year acquisition activity within the healthy living division. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 13).

One of the Directors of the Company at December 31, 2010, received compensation for his services to the Company as a consultant. In 2006, he was granted options to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock which vest over a five year period. He also receives a salary of $10,000 per month in consideration of his services rendered to the Company.

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2010, the Company had outstanding $177.3 million aggregate principal amount of Notes due in 2016. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2010 and 2009, and the condensed consolidating statements of operations for the years ended December 31, 2010, 2009, and 2008, and the condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009, and 2008, and reflect the effects of the restatement in Note 2.

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

	As Restated	As Restated	As Restated	As Restated	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$6,826	$285	$-	$7,111
Restricted cash	546	-	-	-	546
Accounts receivable—net of allowance for doubtful accounts	-	31,641	232	-	31,873
Prepaid expenses	4,488	3,862	180	-	8,530
Other current assets	585	1,333	3	-	1,921
Income taxes receivable	470	-	-	-	470
Deferred income taxes	6,761	-	-	-	6,761
Current assets of discontinued operations	-	1,635	-	-	1,635

Total current assets	12,850	45,297	700	-	58,847

PROPERTY AND EQUIPMENT—Net	9,515	115,023	1,088	-	125,626
GOODWILL	-	518,310	3,497	-	521,807
INTANGIBLE ASSETS—Net	-	314,032	-	-	314,032
OTHER ASSETS-Net	18,728	669	14	-	19,411
INVESTMENT IN SUBSIDIARIES	953,587	-	-	(953,587)	-

TOTAL ASSETS	$994,680	$993,331	$5,299	$(953,587)	$1,039,723

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$1,046	$41	$-	$4,937
Accrued liabilities	17,396	12,796	664	-	30,856
Current portion of long-term debt	9,641	1,470	-	-	11,111
Other current liabilities	4,127	13,128	1,050	-	18,305
Current liabilities of discontinued operations	-	3,619	-	-	3,619

Total current liabilities	35,014	32,059	1,755	-	68,828

LONG-TERM DEBT—Less current portion	598,618	297	-	-	598,915
OTHER LONG-TERM LIABILITIES	996	7,613	177	-	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	3,142	-	-	3,142
DEFERRED INCOME TAXES	105,079	-	-	-	105,079

Total liabilities	739,707	43,111	1,932	-	784,750
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY	254,973	950,220	3,367	(953,587)	254,973

Total equity	254,973	950,220	3,367	(953,587)	254,973

TOTAL LIABILITIES AND EQUITY	$994,680	$993,331	$5,299	$(953,587)	$1,039,723

Condensed Consolidating Balance Sheet as of December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

	As Restated	As Restated	As Restated	As Restated	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$4,745	$237	$-	$4,982
Restricted cash	420	-	-	-	420
Accounts receivable—net of allowance for doubtful accounts	-	31,477	405	-	31,882
Prepaid expenses	4,164	3,184	108	-	7,456
Other current assets	238	1,061	7	-	1,306
Income taxes receivable	709	-	-	-	709
Deferred income taxes	6,482	-	-	-	6,482
Current assets of discontinued operations	-	1,720	-	-	1,720

Total current assets	12,013	42,187	757	-	54,957

PROPERTY AND EQUIPMENT—Net	8,046	115,041	1,548	-	124,635
GOODWILL	-	561,796	11,798	-	573,594
INTANGIBLE ASSETS—Net	-	335,409	-	-	335,409
OTHER ASSETS-Net	18,645	959	15	-	19,619
INVESTMENT IN SUBSIDIARIES	1,025,289	-	-	(1,025,289)	-

TOTAL ASSETS	$1,063,993	$1,055,392	$14,118	$(1,025,289)	$1,108,214

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,702	$1,237	$73	$-	$3,012
Accrued liabilities	17,035	13,261	442	-	30,738
Current portion of long-term debt	7,344	1,470	-	-	8,814
Other current liabilities	11,826	13,956	469	-	26,251
Current liabilities of discontinued operations	-	2,114	-	-	2,114

Total current liabilities	37,907	32,038	984	-	70,929

LONG-TERM DEBT—Less current portion	620,495	1,767	-	-	622,262
OTHER LONG-TERM LIABILITIES	982	7,723	30	-	8,735
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	1,679	-	-	1,679
DEFERRED INCOME TAXES	115,537	-	-	-	115,537

Total liabilities	774,921	43,207	1,014	-	819,142
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY	289,072	1,012,185	13,104	(1,025,289)	289,072

Total equity	289,072	1,012,185	13,104	(1,025,289)	289,072

TOTAL LIABILITIES AND EQUITY	$1,063,993	$1,055,392	$14,118	$(1,025,289)	$1,108,214

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

	As Restated	As Restated	As Restated	As Restated	As Restated
REVENUE:
Net client service revenue	$193	$428,105	$14,708	$-	$443,006
Management fee revenue	75,556	-	-	(75,556)	-

Total net revenue	75,749	428,105	14,708	(75,556)	443,006

OPERATING EXPENSES:
Salaries and benefits	19,222	189,009	5,941	-	214,172
Supplies, facilities and other operating costs	8,716	112,238	8,608	-	129,562
Provision for doubtful accounts	-	7,169	203	-	7,372
Depreciation and amortization	3,877	16,618	421	-	20,916
Asset impairments	-	20,927	237	-	21,164
Goodwill impairment	-	43,988	8,735	-	52,723
Management fee expense	-	72,373	3,183	(75,556)	-

Total Operating Expenses	31,815	462,322	27,328	(75,556)	445,909

OPERATING INCOME (LOSS)	43,934	(34,217)	(12,620)	-	(2,903)
INTEREST EXPENSE, NET	(42,418)	(362)	-	-	(42,780)
OTHER INCOME AND EXPENSE	-	(88)	-	-	(88)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,516	(34,667)	(12,620)	-	(45,771)
INCOME TAX EXPENSE	124	(2,843)	(1,035)	-	(3,754)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(47,495)			47,495	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,103)	(31,824)	(11,585)	47,495	(42,017)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($2,576)	-	(4,086)	-	-	(4,086)

NET LOSS	$(46,103)	$(35,910)	$(11,585)	$47,495	$(46,103)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

	As Restated	As Restated	As Restated	As Restated	As Restated
REVENUE:
Net client service revenue	$32	$410,897	$17,219	$-	$428,148
Management fee revenue	76,401	-	-	(76,401)	-

Total net revenue	76,433	410,897	17,219	(76,401)	428,148

OPERATING EXPENSES:
Salaries and benefits	19,550	183,523	7,589	-	210,662
Supplies, facilities and other operating costs	8,273	105,443	8,756	-	122,472
Provision for doubtful accounts	2	7,846	264	-	8,112
Depreciation and amortization	3,566	18,772	671	-	23,009
Asset impairments	-	2,257	-	-	2,257
Goodwill impairment	-	32,189	-	-	32,189
Management fee expense	-	73,355	3,046	(76,401)	-

Total Operating Expenses	31,391	423,385	20,326	(76,401)	398,701

OPERATING INCOME (LOSS)	45,042	(12,488)	(3,107)	-	29,447
INTEREST EXPENSE, NET	(44,806)	(473)	-	-	(45,279)
OTHER INCOME AND EXPENSE	(82)	-	-	-	(82)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	154	(12,961)	(3,107)	-	(15,914)
INCOME TAX EXPENSE	(21)	1,734	416	-	2,129
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(27,252)			27,252	-

LOSS FROM CONTINUING OPERATIONS	(27,077)	(14,695)	(3,523)	27,252	(18,043)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($5,073)	-	(9,096)	-	-	(9,096)

NET LOSS	(27,077)	(23,791)	(3,523)	27,252	(27,139)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	(62)	-	(62)

NET LOSS ATTRIBUTABLE TO COMPANY	$(27,077)	$(23,791)	$(3,461)	$27,252	$(27,077)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

	As Restated	As Restated	As Restated	As Restated	As Restated
REVENUE:
Net client service revenue	$36	$432,470	$20,635	$-	$453,141
Management fee revenue	68,129	-	-	(68,129)	-

Total net revenue	68,165	432,470	20,635	(68,129)	453,141

OPERATING EXPENSES:
Salaries and benefits	17,258	199,714	8,839	-	225,811
Supplies, facilities and other operating costs	9,151	113,670	11,044	-	133,865
Provision for doubtful accounts	8	6,217	177	-	6,402
Depreciation and amortization	2,390	19,107	751	-	22,248
Asset impairments	-	4,525	-	-	4,525
Goodwill impairment	-	140,546	-	-	140,546
Management fee expense	-	64,073	4,056	(68,129)	-

Total Operating Expenses	28,807	547,852	24,867	(68,129)	533,397

OPERATING (LOSS) INCOME	39,358	(115,382)	(4,232)	-	(80,256)
INTEREST EXPENSE, NET	(53,388)	(714)	(2)	-	(54,104)
GAIN ON DEBT REPURCHASE	8,086	-	-	-	8,086
OTHER INCOME AND EXPENSE	1	-	-	-	1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,943)	(116,096)	(4,234)	-	(126,273)
INCOME TAX BENEFIT	(302)	(5,895)	(215)	-	(6,412)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(134,493)			134,493	-

LOSS FROM CONTINUING OPERATIONS	(140,134)	(110,201)	(4,019)	134,493	(119,861)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($10,870)	-	(20,544)	118	-	(20,426)

NET LOSS	(140,134)	(130,745)	(3,901)	134,493	(140,287)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	(153)	-	(153)

NET INCOME ATTRIBUTABLE TO COMPANY	$(140,134)	$(130,745)	$(3,748)	$134,493	$(140,134)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities	$1,012	$46,887	$(1,410)	$—	$46,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(6,265)	(15,605)	(118)	—	(21,988)
Proceeds from sale of property and equipment	—	81	—	—	81
Acquisition of businesses, net of cash required	(716)	—	—	—	(716)

Net cash used in investing activities	(6,981)	(15,524)	(118)	—	(22,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	25,991	(27,567)	1,576	—	—
Capital distributed to Parent	(10)	—	—	—	(10)
Capitalized financing costs	(93)	—	—	—	(93)
Borrowings under revolving line of credit	19,500	—	—	—	19,500
Repayments under revolving line of credit	(32,000)	—	—	—	(32,000)
Repayment of long-term debt	(7,419)	(1,715)	—	—	(9,134)

Net cash provided by (used in) financing activities	5,969	(29,282)	1,576	—	(21,737)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	2,081	48	—	2,129
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS—End of period	$—	$6,826	$285	$—	$7,111

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used in) operating activities	$844	$38,419	$(3,356)	$—	$35,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,891)	(8,778)	(209)	—	(11,878)
Proceeds from sale of property and equipment	110	38	—	—	148
Proceeds from sale of discontinued operations	—	732	—	—	732
Acquisition adjustments	(59)	—	—	—	(59)
Payments made under earnout arrangements	—	(200)	—	—	(200)

Net cash used in investing activities	(2,840)	(8,208)	(209)	—	(11,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	24,192	(27,634)	3,442	—	—
Capital distributed to Parent	(412)	—	—	—	(412)
Repayment of capital lease obligations	—	(12)	—	—	(12)
Borrowings under revolving line of credit	14,000	—	—	—	14,000
Repayments under revolving line of credit	(29,000)	—	—	—	(29,000)
Repayment of long-term debt	(6,550)	—	—	—	(6,550)
Noncontrolling interest buyout	(234)	—	—	—	(234)

Net cash provided (used in) by financing activities	1,996	(27,646)	3,442	—	(22,208)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,565	(123)	—	2,442
CASH AND CASH EQUIVALENTS—Beginning of period	—	2,180	360	—	2,540

CASH AND CASH EQUIVALENTS—End of period	$—	$4,745	$237	$—	$4,982

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities	$(7,093)	$34,205	$(2,936)	$—	$24,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(5,509)	(13,385)	(6,385)	—	(25,279)
Proceeds from sale of property and equipment	—	188	—	—	188
Acquisition of businesses, net of cash acquired	(11,597)	—	—	—	(11,597)
Acquisition adjustments	—	(10)	—	—	(10)
Payments made under earnout arrangements	(2,947)	—	—	—	(2,947)

Net cash used in investing activities	(20,053)	(13,207)	(6,385)	—	(39,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	14,233	(23,725)	9,492	—	—
Capital distributed to Parent	(359)	—	—	—	(359)
Capitalized financing costs	(338)	—	—	—	(338)
Repayment of capital lease obligations	—	(22)	—	—	(22)
Repurchase of long-term debt	(13,607)	—	—	—	(13,607)
Borrowings under revolving line of credit	59,000	—	—	—	59,000
Repayments under revolving line of credit	(24,000)	—	—	—	(24,000)
Repayment of long-term debt	(7,783)	—	—	—	(7,783)

Net cash provided by (used in) financing activities	27,146	(23,747)	9,492	—	12,891

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(2,749)	171	—	(2,578)
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,929	189	—	5,118

CASH AND CASH EQUIVALENTS—End of period	$—	$2,180	$360	$—	$2,540

19. RESTRUCTURING

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

A summary of total restructuring activity, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Total restructuring reserve at December 31, 2007	—	—	—
Expenses
Recovery division	$53	$2,208	$2,261
Healthy living division	316	1,017	1,333
Corporate	—	—	—

Total expenses	369	3,225	3,594
Cash (payments) receipts, net
Recovery division	(41)	—	(41)
Healthy living division	(152)	(121)	(273)
Corporate	—	—	—

Total cash (payments) receipts, net	(193)	(121)	(314)
Restructuring reserve at December 31, 2008
Recovery division	12	2,208	2,220
Healthy living division	164	896	1,060
Corporate	—	—	—

Total restructuring reserve at December 31, 2008	176	3,104	3,280
Expenses
Recovery division	425	660	1,085
Healthy living division	1,154	1,302	2,456
Corporate	271	6	277

Total expenses	1,850	1,968	3,818
Cash (payments) receipts, net
Recovery division	(418)	(761)	(1,179)
Healthy living division	(726)	(1,323)	(2,049)
Corporate	(271)	(6)	(277)

Total cash (payments) receipts, net	(1,415)	(2,090)	(3,505)
Restructuring reserve at December 31, 2009
Recovery division	19	2,107	2,126
Healthy living division	592	875	1,467
Corporate	—	—	—

Total restructuring reserve at December 31, 2009	$611	$2,982	$3,593
Expenses
Recovery division	26	953	979
Healthy living division	84	3,961	4,045
Corporate	—	—	—

Total expenses	110	4,914	5,024
Cash (payments) receipts, net
Recovery division	(3)	(882)	(885)
Healthy living division	(684)	(790)	(1,474)
Corporate	—	—	—

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Total cash (payments) receipts, net	(687)	(1,672)	(2,359)
Restructuring reserve at December 31, 2010
Recovery division	42	2,178	2,220
Healthy living division	(8)	4,046	4,038
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$34	$6,224	$6,258

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

20. DISCONTINUED OPERATIONS

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

21. SEGMENT INFORMATION

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

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	As Restated	As Restated	As Restated
Net revenue:
Recovery division	$326,543	$310,393	$308,316
Healthy living division	116,270	117,515	144,507
Corporate	193	240	318

Total consolidated net revenue	$443,006	$428,148	$453,141

Operating expenses:
Recovery division	$217,910	$212,384	$223,633
Healthy living division	196,184	154,835	280,888
Corporate	31,815	31,482	28,876

Total consolidated operating expenses	$445,909	$398,701	$533,397

Operating income (loss):
Recovery division	$108,633	$98,009	$84,683
Healthy living division	(79,914)	(37,320)	(136,381)
Corporate	(31,622)	(31,242)	(28,558)

Total consolidated operating (loss) income	$(2,903)	$29,447	$(80,256)

Income (loss) from continuing operations before income taxes:
Total consolidated operating (loss) income	$(2,903)	$29,447	$(80,256)
Interest expense	(42,780)	(45,279)	(54,104)
Gain on debt repurchase	—	—	8,086
Other income (expense)	(88)	(82)	1

Total consolidated loss from continuing operations before income taxes	$(45,771)	$(15,914)	$(126,273)

Capital expenditures (1):
Recovery division	$12,670	$6,577	$12,525

	000.00000000000	000.00000000000	000.00000000000
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Healthy living division	3,053	2,410	7,245
Corporate	6,265	2,891	5,509

Total consolidated capital expenditures	$21,988	$11,878	$25,279

	000.000000000000	000.000000000000
	December 31, 2010	December 31, 2009

	As Restated	As Restated
Total assets (1)
Recovery division	$901,411	$897,120
Healthy living division	94,516	171,411
Corporate	43,796	39,684

Total consolidated assets	$1,039,723	$1,108,214

(1)	Includes amounts related to discontinued operations

22. QUARTERLY SUMMARY (Unaudited)

The following tables for selected quarterly unaudited quarterly financial information have been restated for all quarters of 2010 and 2009 from amounts previously reported. See Note 2 for further information. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

	000.00000000000	000.00000000000	000.00000000000	000.00000000000
	Quarter Ended
	March 31 As Restated	June 30 As Restated	September 30 As Restated	December 31 As Restated
	(in thousands)
2010
Net revenue	$103,636	$113,943	$118,895	$106,532
Income (loss) from continuing operations, net of tax	1,602	(44,289)	(2,068)	2,738
Loss from discontinued operations, net of tax	(360)	(273)	(3,031)	(422)
Net income (loss)	1,242	(44,562)	(5,099)	2,316
Net income (loss) attributable to CRC Health Corporation	1,242	(44,562)	(5,099)	2,316

Amounts attributable to CRC Health Corporation:
Income (loss) from continuing operations, net of tax	$1,602	$(44,289)	$(2,068)	$2,738
Discontinued operations, net of tax	(360)	(273)	(3,031)	(422)

Net income (loss) attributable to CRC Health Corporation	$1,242	$(44,562)	$(5,099)	$2,316

2009
Net revenue	$102,427	$108,525	$112,658	$104,538
(Loss) income from continuing operations, net of tax	(344)	2,837	(18,930)	(1,606)
Loss from discontinued operations, net of tax	(1,055)	(541)	(1,392)	(6,108)
Net (loss) income	(1,399)	2,296	(20,322)	(7,714)
Less: net (loss) income attributable to the noncontrolling interest	(128)	9	148	(91)
Net (loss) income attributable to CRC Health Corporation	(1,271)	2,287	(20,470)	(7,623)

Amounts attributable to CRC Health Corporation:
(Loss) income from continuing operations, net of tax	$(221)	$2,828	$(19,078)	$(1,515)
Discontinued operations, net of tax	(1,050)	(541)	(1,392)	(6,108)

Net (loss) income attributable to CRC Health Corporation	$(1,271)	$2,287	$(20,470)	$(7,623)

The unaudited consolidated quarterly financial information for each of the four quarters in 2010 and 2009 has been restated as follows:

	Quarter Ended March 31, 2010			Quarter Ended June 30, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$103,577	$59	$103,636	$114,257	$(314)	$113,943

OPERATING EXPENSES:
Salaries and benefits	53,403	(254)	53,149	53,894	(254)	53,640
Supplies, facilities and other operating costs	29,841	(400)	29,441	32,648	39	32,687
Provision for doubtful accounts	1,820	85	1,905	1,887	83	1,970
Depreciation and amortization	5,553	-	5,553	5,313	-	5,313
Asset impairment	-	-	-	18,009	-	18,009
Goodwill impairment	-	-	-	43,671	-	43,671

Total operating expenses	90,617	(569)	90,048	155,422	(132)	155,290

OPERATING INCOME (LOSS)	12,960	628	13,588	(41,165)	(182)	(41,347)
INTEREST EXPENSE, NET	(10,805)	-	(10,805)	(10,712)	-	(10,712)
OTHER EXPENSE	-	-	-	(88)	-	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,155	628	2,783	(51,965)	(182)	(52,147)
INCOME TAX EXPENSE (BENEFIT)	934	247	1,181	(7,784)	(74)	(7,858)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	1,221	381	1,602	(44,181)	(108)	(44,289)
LOSS FROM DISCONTINUED OPERATIONS	(360)	-	(360)	(273)	-	(273)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$381	$1,242	$(44,454)	$(108)	$(44,562)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	$1,221	$381	$1,602	$(44,181)	$(108)	$(44,289)
DISCONTINUED OPERATIONS, NET OF TAX	(360)	-	(360)	(273)	-	(273)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$381	$1,242	$(44,454)	$(108)	$(44,562)

	Quarter Ended September 30, 2010			Quarter Ended December 31, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$118,953	$(58)	$118,895	$106,919	$(387)	$106,532

OPERATING EXPENSES:
Salaries and benefits	54,620	777	55,397	51,210	776	51,986
Supplies, facilities and other operating costs	34,503	84	34,587	32,854	(7)	32,847
Provision for doubtful accounts	1,666	117	1,783	1,802	(88)	1,714
Depreciation and amortization	5,037	-	5,037	5,593	(580)	5,013
Asset impairment	2,495	-	2,495	660	-	660
Goodwill impairment	9,052	-	9,052	-	-	-

Total operating expenses	107,373	978	108,351	92,119	101	92,220

OPERATING INCOME	11,580	(1,036)	10,544	14,800	(488)	14,312
INTEREST EXPENSE, NET	(10,734)	-	(10,734)	(10,529)	-	(10,529)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	846	(1,036)	(190)	4,271	(488)	3,783
INCOME TAX (BENEFIT) EXPENSE	2,291	(413)	1,878	(560)	1,605	1,045

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	(1,445)	(623)	(2,068)	4,831	(2,093)	2,738
LOSS FROM DISCONTINUED OPERATIONS	(3,031)	-	(3,031)	(422)	-	(422)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(4,476)	$(623)	$(5,099)	$4,409	$(2,093)	$2,316

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	$(1,445)	$(623)	$(2,068)	$4,831	$(2,093)	$2,738
DISCONTINUED OPERATIONS, NET OF TAX	(3,031)	-	(3,031)	(422)	-	(422)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(4,476)	$(623)	$(5,099)	$4,409	$(2,093)	$2,316

	Quarter Ended March 31, 2009			Quarter Ended June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$102,361	$66	$102,427	$108,516	$9	$108,525

OPERATING EXPENSES:
Salaries and benefits	55,412	(144)	55,268	53,852	(144)	53,708
Supplies, facilities and other operating costs	30,282	19	30,301	30,283	20	30,303
Provision for doubtful accounts	1,469	196	1,665	1,514	51	1,565
Depreciation and amortization	5,673	141	5,814	5,573	141	5,714

Total operating expenses	92,836	212	93,048	91,222	68	91,290

OPERATING INCOME	9,525	(146)	9,379	17,294	(59)	17,235
INTEREST EXPENSE, NET	(11,952)	-	(11,952)	(11,866)	-	(11,866)
OTHER EXPENSE	(82)	-	(82)	-	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,509)	(146)	(2,655)	5,428	(59)	5,369
INCOME TAX (BENEFIT) EXPENSE	(2,251)	(60)	(2,311)	2,556	(24)	2,532

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(258)	(86)	(344)	2,872	(35)	2,837
LOSS FROM DISCONTINUED OPERATIONS	(1,055)	-	(1,055)	(541)	-	(541)

NET (LOSS) INCOME	(1,313)	(86)	(1,399)	2,331	(35)	2,296
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(128)	-	(128)	9	-	9

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(1,185)	$(86)	$(1,271)	$2,322	$(35)	$2,287

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	$(135)	$(86)	$(221)	$2,863	$(35)	$2,828
DISCONTINUED OPERATIONS, NET OF TAX	(1,050)	$-	(1,050)	(541)	-	(541)

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(1,185)	$(86)	$(1,271)	$2,322	$(35)	$2,287

	Quarter Ended September 30, 2009			Quarter Ended December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$112,659	$(1)	$112,658	$104,208	$330	$104,538

OPERATING EXPENSES:
Salaries and benefits	51,463	(144)	51,319	50,510	(143)	50,367
Supplies, facilities and other operating costs	31,306	34	31,340	30,462	66	30,528
Provision for doubtful accounts	1,537	73	1,610	3,252	20	3,272
Depreciation and amortization	5,641	141	5,782	5,958	(259)	5,699
Asset impairment	2,257	-	2,257	-	-	-
Goodwill impairment	24,919	1,692	26,611	5,578	-	5,578

Total operating expenses	117,123	1,796	118,919	95,760	(316)	95,444

OPERATING (LOSS) INCOME	(4,464)	(1,797)	(6,261)	8,448	646	9,094
INTEREST EXPENSE, NET	(11,519)	-	(11,519)	(8,821)	(1,121)	(9,942)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,983)	(1,797)	(17,780)	(373)	(475)	(848)
INCOME TAX EXPENSE	1,346	(196)	1,150	2,477	(1,719)	758

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(17,329)	(1,601)	(18,930)	(2,850)	1,244	(1,606)
LOSS FROM DISCONTINUED OPERATIONS	(1,392)	-	(1,392)	(6,108)	-	(6,108)

NET LOSS	(18,721)	(1,601)	(20,322)	(8,958)	1,244	(7,714)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	148	-	148	(91)	-	(91)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(18,869)	$(1,601)	$(20,470)	$(8,867)	$1,244	$(7,623)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
LOSS FROM CONTINUING OPERATIONS, NET OF TAX	$(17,477)	$(1,601)	$(19,078)	$(2,759)	$1,244	$(1,515)
DISCONTINUED OPERATIONS, NET OF TAX	(1,392)	-	(1,392)	(6,108)	-	(6,108)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(18,869)	$(1,601)	$(20,470)	$(8,867)	$1,244	$(7,623)

23. SUBSEQUENT EVENTS

On January 20, 2011, the Company entered into the Second Amendment Agreement that extended the maturity on a substantial portion of the Term Loan and revolving line of credit and made amendments to certain conditions of the Amended and Restated Credit Agreement providing the Company with greater flexibility to amend or refinance its Term Loan and revolving line of credit in the future. Certain financial covenants were also amended. See Note 9.

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

Background

On August 16, 2011, the Company announced that it was conducting a review of inconsistencies in the accounts at one of its recovery residential treatment facilities (the “Facility”). On October 4, 2011, the Board of Directors of the Company (the “Board”), in consultation with the Audit Committee of the Board (the “Audit Committee”) and management, adopted the conclusions of the investigation and concluded that the Company’s previously issued consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, along with the accompanying independent auditors’ reports and its previously issued condensed consolidated financial statements for the fiscal quarter ended March 31, 2011 should not be relied upon because of errors identified in such financial statements.

Management initially identified certain errors upon initiating an internal investigation after noting inconsistencies in accounting for certain transactions at the Facility. Following a briefing by management on the issues, the Audit Committee hired independent counsel to conduct a review of accounting transactions at the Facility. The investigation is complete and the Audit Committee identified issues related to misconduct by a former employee as well as errors in accounting for revenue, accounts receivable, bad debt expenses and general expenses. As a result of these errors, the Company has restated its previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, including the quarterly data for the years 2009 and 2010, and for the fiscal quarter ended March 31, 2011.

Evaluation of Disclosure Controls and Procedures

After discovering the errors identified in this Form 10-K/A, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have reevaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This reevaluation identified a material weakness in our internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of this material weakness, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

After discovering the errors identified in this Form 10-K/A, our management conducted a reevaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that reevaluation, management identified a material weakness as of December 31, 2010 in our internal control over financial reporting. The material weakness is the result of the following combination of control deficiencies identified at facilities with manual accounting procedures:

1.	Revenue recognition process. We did not have effective controls to ensure the completeness and accuracy of the accounting for revenue recognition at facilities with manual accounting procedures. The documents used to calculate revenue for each reporting period at one such facility included incorrect billing rates, included revenue for amounts that did not qualify for revenue recognition and in other cases did not capture revenue that should have been recorded during the period. The investigation did not identify any instances in which patients or third party payors were incorrectly billed for services.

2.	Accounts Receivable. We did not have effective controls to ensure the completeness and accuracy of the accounting for accounts receivable at facilities with manual accounting procedures. At one such facility, accounts receivable activity was not timely recorded during the time period in question and, at times, did not accurately reflect the activity recorded in our billing systems, including timely write-offs of uncollectible receivable balances. The investigation did not identify any instances in which patients or third party payors were incorrectly billed for services.

3.	Calculation and recording of the allowance for doubtful accounts. We did not have effective controls to ensure the completeness and accuracy of the allowance for doubtful accounts at facilities with manual accounting procedures. The documents used to calculate the allowance at period-ends at one such facility included numerous errors, including the amounts recorded as accounts receivable (see above), identification of incorrect payors for patient receivables and the application of allowance percentages not in accordance with established Company policies and procedures. The investigation did not identify any instances in which patients or third party payors were incorrectly billed for services.

4.	Recording of accrued expenses and classification of prepaid assets. We did not have effective controls to ensure the completeness, accuracy and proper classification of accrued expenses and prepaid assets at facilities with manual accounting procedures. There was a lack of timely reconciliations of general ledger accounts, the failure to accrue for liabilities incurred at period-ends, amounts improperly recorded as prepaid assets and a lack of documentation to support the classification of prepaid assets at one such facility.

5.	Segregation of duties. We did not have effective controls to ensure effective segregation of duties among accounting personnel at facilities with manual accounting procedures. At one such facility, one individual in the finance department of a facility was responsible for initial data entry and completion of final entries into our accounting system resulting in a process vulnerable to error.

As a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on the COSO framework. If not remediated, this material weakness could result in future misstatements of account balances or in disclosures that could result in a material misstatement to our annual or interim consolidated financial statements.

This Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K/A.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness at facilities with manual accounting procedures. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance our overall financial control environment.

Management has already added new accounting staff at the Facility and plans to undertake the following actions to further address these issues in fiscal 2011:

—	the addition of more experienced accounting staff;
—	training programs for accounting and finance personnel;
—

a review of the processes and procedures, including appropriate segregation of duties, surrounding revenue recognition and accounting for accounts receivable, the allowance for doubtful accounts, accrued expenses and prepaid assets, as well as reconciliations of general ledger accounts at facilities with manual systems; and

—

an evaluation of our relevant accounting policies and procedures to ensure that they are documented and standardized across the Company, circulated to the appropriate constituencies and reviewed and updated on a periodic basis.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies that we have identified and strengthen our internal control over financial reporting. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
R. Andrew Eckert	49	Chief Executive Officer
LeAnne M. Stewart	46	Chief Financial Officer
Philip L. Herschman	63	President, Healthy Living Division
Jerome E. Rhodes	53	President, Recovery Division
Pamela B. Burke	43	Vice President, General Counsel and Secretary
Steven Barnes	50	Director
James Hudak	63	Chief Administrative Officer, Vice President (Resigned effective March 9, 2011)
Kevin Hogge	53	Former Chief Financial Officer, Vice President and Treasurer
John Connaughton	45	Director
Chris Gordon	38	Director
Dr. Barry W. Karlin	56	Director
General Barry R. McCaffrey (ret.)	68	Director
Elliot Sainer	65	Director (Resigned as director effective August 7, 2010)

The following biographies describe the business experience of our executive officers and directors:

R. Andrew Eckert, Chief Executive Officer. Mr. Eckert has served as our chief executive officer and a director of the Board since January 2011. From October 2009 to December 2010, Mr. Eckert served as a managing director of Symphony Technology Group, a private equity firm. From October 2005 to May 2009, Mr. Eckert served as chief executive officer and president of Eclipsys Corporation, a healthcare information management software provider. From 2004 to 2005, he served as chief executive officer of SumTotal Systems, Inc., an enterprise software provider. From 2002 to 2004, Mr. Eckert served as Chief Executive Officer of Docent Inc., an enterprise software provider and from 1997 to 2000, he served as chairman and chief executive officer of ADAC Laboratories, a medical imaging company. Mr. Eckert currently serves on the board of directors of Varian Medical Systems, Inc. and Thrasys, Inc. Mr. Eckert received a B.A. and M.B.A. from Stanford University.

LeAnne M. Stewart, Chief Financial Officer. Ms. Stewart has served as our chief financial officer since July 8, 2011. From February 2008 to May 2010, she served as chief financial officer of Granite Construction, a publicly traded, diversified heavy civil contractor and construction materials producer. From November 2004 to January 2007, she served as chief financial officer of Nash Finch Company, one of the country’s largest wholesale grocery distributors. From July 1987 to July 1995, Ms. Stewart served at Ernst & Young LLP where she managed complex transactions including the initial public offering of a major airline. Ms. Stewart is a Certified Public Accountant and Certified Management Accountant. She holds a B.A. in Accounting from the College of St. Benedict and an M.B.A from the Wharton School at the University of Pennsylvania.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards	Option Awards ($) (2)	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
Dr. Barry W. Karlin Chairman and former Chief Executive Officer	2010	368,978	—	—	—	70,000(3)	—	1,932,204(6)	2,371,182
	2009	642,735	—	—	—	200,000(4)	—	33,335(7)	876,070

	2008	616,515	—	—	—	—	—	39,077(8)	655,592

James Hudak Chief Administrative Officer	2010	301,930	—	—	—	150,000(3)	—	25,955(9)	477,885
	2009	307,395	—	—	—	93,000(4)	—	10,865(10)	411,260

	2008	124,097	—	—	1,071,400	—	—	3,796(11)	1,199,293

Philip L. Herschman President, Healthy Living Division	2010	301,930	—	—	—	40,000(3)	—	72(12)	342,002
	2009	307,395	—	—	—	80,000(4)	—	2,867(13)	390,262

	2008	294,855	—	—	—	—	—	2,852(14)	297,707

Jerome E. Rhodes President, Recovery Division	2010	301,930		—	—	125,000(3)	—	10,472(15)	437,402
	2009	307,395	—	—	—	110,000(4)	—	11,771(16)	429,166

	2008	294,855	—	—	—	27,000(5)	—	13,308(17)	335,163

Kevin Hogge Chief Financial Officer, Vice President and Treasurer	2010	301,930	—	—	—	56,000(3)	—	6,349(18)	364,279
	2009	307,395	—	—	—	75,000(4)	—	6,127(19)	388,522

	2008	294,855	—	—	—	—	—	9,004(20)	303,859

Dr. Karlin and Mr. Hudak resigned as executive officers as of December 31, 2010 and March 4, 2011, respectively. Mr. Hogge has announced his resignation effective April 1, 2011.

(1)	Actual salaries for our named executive officers were as follows: Barry Karlin—$368,978 and for each of James Hudak, Kevin Hogge, Jerome E. Rhodes, Philip Herschman—$301,930. The numbers listed above for calendar year 2009 reflect a payroll cycle attributable to 2008 but paid in 2009.
(2)	The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with SFAS 123(R). Under SFAS 123(R), the full grant date fair value of the option awards is recognized over a five year period. For a discussion of the assumptions made in the valuation, please see Note 15 to our Consolidated Financial Statements.
(3)	2010 annual incentive bonus to be paid in April 2011. Bonuses paid pursuant to the 2010 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(4)	2009 annual incentive bonus paid in February 2010. Bonuses paid pursuant to the 2009 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(5)	2008 annual incentive bonus paid in March 2009. Bonuses paid pursuant to the 2008 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(6)	Represents $72 for in life insurance contributions, $11,019 in medical, dental, vision and life insurance contributions, $31,113 in vacation payout and $1,890,000 in lump-sum payment pursuant to the Letter Agreement dated August 2010.
(7)	Represents $12,650 for premium costs on a life insurance policy for which the beneficiaries are his family, $20,060 in medical, dental, vision and life insurance contributions, and $625 in company contributions pursuant to our 401(k) Plan for 2009.
(8)	Represents $72 for in life insurance contributions, $12,000 for premium costs on a life insurance policy for which the beneficiaries are his family, $23,630 in medical, dental and vision contributions, and $3,375 in company contributions pursuant to our 401(k) Plan for 2008.
(9)	Represents $72 in life insurance contributions, $10,603 in medical, dental and vision contributions, and $15,280 in housing allowance for 2010.
(10)	Represents $10,865 in medical, dental, vision and life insurance contributions for 2009.
(11)	Represents $3,796 in medical, dental and vision contributions for 2008.
(12)	Represents $72 in life insurance contributions in 2010.
(13)	Represents $88 in life insurance contributions and $2,779 in company contributions pursuant to our 401(k) Plan.
(14)	Represents company contributions pursuant to our 401(k) Plan.
(15)	Represents $10,400 in car allowance during 2010, $72 in life insurance contributions for 2010.
(16)	Represents $10,800 in car allowance during 2009, $88 in life insurance contributions and $883 in company contributions pursuant to our 401(k) Plan for 2009.
(17)	Represents $72 for in life insurance contributions, $10,400 in car allowance during 2008, $2,836 in company contributions pursuant to our 401(k) Plan for 2008.
(18)	Represents $72 in life insurance contributions, $6,277 in medical, dental, vision and life insurance contributions for 2010.
(19)	Represents $5,273 in medical, dental, vision and life insurance contributions and $854 in company contributions pursuant to our 401(k) Plan for 2009.
(20)	Represents $72 for in life insurance contributions, $5,346 in medical, dental and vision contributions and $3,586 in company contributions pursuant to our 401(k) Plan for 2008.

Grants of Plan-Based Awards in 2010

The following table contains information concerning grants of plan-based awards to our named executive officers during 2010:

	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0
								All Other
								Stock	All Other
									Option
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Awards:	Awards:	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
								Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)
Name	Grant Date(2)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)			Awards ($/Sh)	Awards ($)
Dr. Barry Karlin	1/1/10	0	618,930	928,395	—	—	—	—	—	—	—
Philip Herschman	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—
Jerome Rhodes	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—
Kevin Hogge	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—
James Hudak	1/1/10	0	150,965	226,447	—	—	—	—	—	—	—

NOTES TO TABLE:

(1)	Amounts reflect cash awards pursuant to our 2010 Incentive Bonus Plan to which our named executive officers are eligible. Pursuant to our 2010 Incentive Bonus Plan, the amounts are based on the achievement of the EBITDA targets for the period January 1, 2010 through December 31, 2010. The Target amount equals 100% of achievement of the target and the Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA. The threshold amount equals 95% of achievement of the target; provided however, that they Compensation Committee, in their discretion, may award bonuses if there is 95% or less achievement of the targets. For the year ended December 31, 2010 Actual EBITDA was less than 100% of budgeted EBITDA. Bonus amounts were in the discretion of the Compensation Committee. See the Summary Compensation Table for bonuses received by our named executive officers.
(2)	The grant date provided is the date that the plan year began for the 2010 Incentive Bonus Plan.

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

	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0
	Option Awards (1)					Stock Awards
									Equity Incentive
			Equity Incentive Plan					Equity Incentive Plan	Plan Awards:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)

Dr. Barry Karlin	55,207(2)(3)	18,400(2)	—	90.00	2/6/16	—	—	—	—
	61,554(4)	—	—	8.77	12/14/14	—	—	—	—
Philip Herschman	20,625(2)(3)	21,890(2)	—	90.00	2/6/16	—	—	—	—
	11,079(4)	—	—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	20,625(2)(3)	21,890(2)	—	90.00	2/6/16	—	—	—	—
	11,079(4)	—	—	8.77	12/14/14	—	—	—	—

	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0	000.0
	Option Awards (1)					Stock Awards
									Equity Incentive
			Equity					Equity Incentive Plan	Plan Awards:
			Incentive Plan
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)

Kevin Hogge	20,625(2)(3)	21,890(2)	—	90.00	2/6/16	—	—	—	—
	11,079(4)	—	—	8.77	12/14/14	—	—	—	—
James Hudak	4,000(5)	16,000	—	112.287	09/11/17	—	—	—	—

NOTES TO TABLE:

(1)	All information in this table relates to nonqualified stock options. We have not granted any incentive stock options or stock appreciation rights. Each option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and one share of Class L Common Stock.
(2)	Option issued pursuant to the 2006 Executive Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting on February 6, 2007, one year from the date of grant, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 25% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis and (iii) the remaining 25% (the Tranche 3 Options) of the option is performance based and vests on the attainment of certain annual goals for the Company during the 5 year period beginning January 1, 2006, as discussed in the Compensation Discussion and Analysis.
(3)	Vested options represents 50% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(4)	Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in our parent company. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.
(5)	Vested options represents 50% of the Tranche 1 Options vesting based on time.

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

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Class A common stock	Class L common stock	Class A common stock	Class L common stock	Class A common stock	Class L common stock
2006 Executive Incentive Plan	3,921,847(1)	435,762(1)	$0.40	$25.43	— (2)	— (2)
2006 Management Incentive Plan	384,597	42,733	$1.04	$81.46	— (2)	— (2)
2007 Incentive Plan	1,096,018	121,786	$1.28	$87.78	— (2)	— (2)
Equity compensation plans not approved by security holders	—	—	—	—	—	—

(1)	This amount consists of 995,637 shares of Class A common stock and 110,626 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 2,926,210 shares of Class A common stock and 325,135 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.
(2)	The number of securities remaining available for future issuance under either the 2007 Incentive Plan, the 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 1,327,228 shares of Class A common stock and 147,463 shares of Class L common stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

  (c) Exhibit Index

2.1	Agreement and Plan of Merger among CRCA Holdings, Inc., CRCA Merger Corporation and CRC Health Group, Inc. dated as of October 8, 2005 (incorporated by reference to Exhibit 2.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

2.1a	Agreement and Plan of Merger dated as of September 22, 2006, by and among Aspen Education Group, Inc., Frazier Healthcare II, L.P., as Shareholders’ Representative, Madrid Merger Corporation and CRC Health Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 333-135172) filed September 28, 2006)

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1	Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.1a	First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1b	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1c	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1d	Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

4.1e	Fifth Supplemental Indenture dated as of April 27, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed May 15, 2007)

4.1f	Sixth Supplemental Indenture dated as of July 26, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 13, 2007)

4.1g	Seventh Supplemental Indenture dated as of May 23, 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed August 13, 2008)

4.1h	Release of Guarantee dated as of July 25, 2008 by and among US Bank National Association, as Trustee, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to 4.1 of Form 10-Q filed November 14, 2008).

4.1i	Form of Eighth Supplemental Indenture dated as of November , 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.1H of Form 10K filed March 27, 2009).

4.1j	Form of Ninth Supplemental Indenture dated as of April , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.li of Form 10Q filed May 15, 2009).

4.1k	Form of Tenth Supplemental Indenture dated as of December , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

4.2	Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006)

10.1	Credit Agreement, dated as of February 6, 2006, by and among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., Citibank, N.A., the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1a	Amendment No. 1 to Credit Agreement, dated as of May 19, 2006 among CRC Intermediate Holdings, Inc., CRC Health Corporation and Citibank, N.A. in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1b	AMENDMENT AGREEMENT, dated as of November 17, 2006 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors, as defined therein, and Citibank, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)
10.1c	AMENDED AND RESTATED CREDIT AGREEMENT (“Agreement”) entered into as of November 17, 2006, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1d	AMENDMENT NO. 2 to Credit Agreement dated as of April 16, 2007, among CRC HEALTH GROUP, INC., a Delaware corporation (“Holdings”), CRC HEALTH CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 15, 2007)

10.1e	Second Amendment Agreement, dated as of January 20, 2011 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors and Citibank, N.A., in its capacity as administrative agent for the lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (as amended and restated as of November 17, 2006) (incorporated by reference to Exhibit 10.1e of Form 10-K filed March 30, 2011)

10.1f	SECOND AMENDED AND RESTATED CREDIT AGREEMENT dated as January 20, 2011, among CRC Health Corporation, CRC Health Group Inc., Citibank, N.A., as administrative agent, collateral agent, Swing Line Lender and L/C Issuer, the other lenders party hereto, J.P. Morgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Second Restatement Arrangers, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, G.E. Capital Markets, Inc. and Credit Suisse Securities (USA) LLC, as joint bookrunners. (Incorporated by reference to Exhibit 10.1f of Form 10-K filed on March 30, 2011).

10.2	Security Agreement, dated as of February 6, 2006, between CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.2a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (Incorporated by reference to Exhibit 4.li of Form 10K filed April 2, 2007).

10.2b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)
10.2e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.2g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.2h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.2i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2i of Form 10K filed March 27, 2009)

10.2j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2j of Form 10Q filed May 15, 2009)

10.2k	Form of SUPPLEMENT NO. 11 dated as of December , 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

10.3	Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.3a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)
10.3c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.3h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.3i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3i of Form 10-Q filed August 13, 2008).

10.3i	Release of Guarantee and Collateral Dated as of July 25, 2008 by and among Citibank, NA, as Administrative Agent and Collateral Agent, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to Exhibit 10.3i of Form 10-Q filed November 14, 2008).

10.3j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3k	Form of SUPPLEMENT NO. 11 dated as of December , 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

10.4	Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.5	Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*
10.5a	Letter Agreement dated July 30, 2010 by and between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation (incorporated by reference to Exhibit 10.20 of Form 8-K filed August 5, 2010).

10.6	Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.6a	Amended and Restated Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 and as amended and restated on August 13, 2008 (incorporated by reference to Exhibit 10.6a of Form 10-K filed March 27, 2009).

10.7	Form of Executive Letter Agreement re: Fair Market Value Determination of Shares dated February 6, 2006 (incorporated by reference to Exhibit 10.7 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8	2006 Executive Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8a	2006 Executive Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.9	2006 Management Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.9 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.9a	2006 Management Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.10	Form of Senior Executive Option Certificate (incorporated by reference to Exhibit 10.10 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.10a	Form of 2007 Senior Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11	Form of Executive Option Certificate (incorporated by reference to Exhibit 10.11 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.11a	Form of 2007 Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11b	Form of Amended and Restated 2007 Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.11c	Form of Amended and Restated Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.12	Form of Management Time Vesting Option Certificate (incorporated by reference to Exhibit 10.12 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.13	Form of Substitute Option Certificate (incorporated by reference to Exhibit 10.13 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.14	Rollover and Subscription Agreement, dated as of February 6, 2006, between CRCA Holdings, Inc. and the investors in CRC Health Group, Inc. listed therein (incorporated by reference to Exhibit 10.14 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.15	EMPLOYMENT AGREEMENT dated as of February 1, 2004, between Aspen Education Group, Inc. and Elliot A. Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*
10.16	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of November 17, 2006, made and entered into by and between Aspen Education Group, Inc. and Elliot A Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.17	2007 Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18	Form of 2007 Incentive Plan Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18a	Form of 2008 Incentive Plan Option Certificate (Incorporated by reference to Exhibit 10.18a of form 10K filed April 7, 2008)

10.19	Agreement dated as of September 20, 2007 between Elliot A. Sainer, CRC Health Group, Inc., CRC Health Corporation and Aspen Education Group (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.20	Employment Agreement dated December 13, 2010 by and between CRC Health Group, Inc., CRC Health Corporation and R. Andrew Eckert (Incorporated by reference to Exhibit 10.20 of Form 10-K filed on March 30, 2011).*

10.21	Form of 2010 Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.21 of Form 10-K filed on March 30, 2011).*

12	Statement of Computation of Ratio of Earnings to Fixed Charges‡

21	Subsidiaries of CRC Health Corporation‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer‡

32.1	Section 1350 Certification of Principal Executive Officer†

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer†

‡	Filed herewith.
†	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 17, 2011

CRC HEALTH CORPORATION (Registrant)

By	/s/ LEANNE M. STEWART
LeAnne M. Stewart, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on October 17, 2011

Signature	Title
Principal Executive Officer:

/S/ R. ANDREW ECKERT R. Andrew Eckert	Chief Executive Officer

Principal Financial Officer:

/S/ LEANNE M. STEWART LeAnne M. Stewart	Chief Financial Officer

/S/ BARRY KARLIN Barry Karlin	Director

/S/ STEVEN BARNES Steven Barnes	Director

/S/ JOHN CONNAUGHTON John Connaughton	Director

/S/ CHRIS GORDON Chris Gordon	Director

/S/ BARRY R. MCCAFFREY Barry R. McCaffrey	Director