Form 10-Q/A
period 2011-03-31
CRC Health CORP
filed 2011-10-17
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No.1 to Form 10-Q

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

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: effect of healthcare reform and other changes in government reimbursement for CRC’s services; reductions in the availability of governmental and private financial aid for CRC’s youth treatment programs; CRC’s substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC’s facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; implementation of the strategic plan for improving performance of the Aspen business may not be successful; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; Securities and Exchange Commission review of financial restatements; material weakness in our internal controls over financial reporting, and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed on October 17, 2011, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Original Filing”) to amend and restate our condensed consolidated financial statements, financial data and related disclosures as a result of errors identified in connection with an independent review initiated by our Board of Directors and management, as discussed in Note 2 to the accompanying restated condensed consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2011. We have also filed an Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 with the SEC on October 17, 2011 immediately preceding the filing of this report.

Restatement of Previously Issued Condensed Consolidated Financial Statements

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

The restated condensed consolidated financial statements for the three months ended March 31, 2011 and 2010, include adjustments to correct the following errors (in thousands):

•

$418 of revenue was improperly recognized in the three months ended March 31, 2011. $59 of revenue should have been recognized in the three months ended March 31, 2010. The revenue recognition issues resulted primarily from a failure by a former employee of the Facility to use correct billing rates and to accurately record services provided. We did not identify any instances in which patients or third party payors were incorrectly billed for services.

•

$185 and $85 of provision for doubtful accounts were understated for the three months ended March 31, 2011 and 2010, respectively. The understatement resulted primarily from errors in the processes used by a former employee of the Facility in aging the receivables and the application of allowance percentages.

•

$95 and $22 of operating expenses should have been recognized in the three months ended March 31, 2011, and 2010, respectively. These adjustments resulted primarily from errors in accruing for expenses and properly classifying and documenting prepaid assets.

•	$289 and $20 of income tax benefit for the tax effect of the items at the Facility in the three months ended March 31, 2011 and 2010, respectively.

The restated condensed consolidated financial statements reflect adjustments to correct other previously identified adjustments that had been previously considered immaterial and recorded so that they are now recorded in the proper period.

Internal Control Considerations

As a result of the errors discussed above, management has now determined that the Company had a material weakness in our internal control over financial reporting at March 31, 2011. The material weakness is described in Part I Item 4 of this Quarterly Report.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I – Item 4. Controls and Procedures; and

•	Part II – Item 1A. Risk Factors;

•	Part II – Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2011 AND DECEMBER 31, 2010

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(As Restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$6,894	$7,111
Restricted cash	897	546
Accounts receivable (net of allowance for doubtful accounts of $5,563 in 2011 and $5,408 in 2010)	35,564	31,873
Prepaid expenses	7,602	8,530
Other current assets	2,048	1,921
Income taxes receivable	974	470
Deferred income taxes	6,761	6,761
Current assets of discontinued operations	1,409	1,635

Total current assets	62,149	58,847
PROPERTY AND EQUIPMENT - Net	125,832	125,626
GOODWILL - Net	521,807	521,807
OTHER INTANGIBLE ASSETS - Net	308,549	314,032
OTHER ASSETS - Net	22,081	19,411

TOTAL ASSETS	$1,040,418	$1,039,723

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,483	$4,937
Accrued liabilities	30,922	30,856
Current portion of long-term debt	23,502	11,111
Other current liabilities	18,245	18,305
Current liabilities of discontinued operations	2,764	3,619

Total current liabilities	79,916	68,828

LONG TERM DEBT - Less current portion	587,967	598,915
OTHER LONG-TERM LIABILITIES	8,605	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,077	3,142
DEFERRED INCOME TAXES	105,523	105,079

Total liabilities	785,088	784,750

COMMITMENTS AND CONTINGENCIES (Note 12)
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Additional paid-in capital	463,163	462,970
Accumulated deficit	(206,778)	(205,891)
Accumulated other comprehensive loss	(1,055)	(2,106)

Total CRC Health Corporation stockholders’ equity	255,330	254,973

Total equity	255,330	254,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,040,418	$1,039,723

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(As Restated, see Note 2)	(As Restated, see Note 2)
NET REVENUE:
Net client service revenues	$111,443	$103,636

OPERATING EXPENSES:
Salaries and benefits	57,347	53,149
Supplies, facilities and other operating costs	32,846	29,441
Provision for doubtful accounts	1,856	1,905
Depreciation and amortization	4,902	5,553
Asset impairments	4,401	-

Total operating expenses	101,352	90,048

OPERATING INCOME	10,091	13,588
INTEREST EXPENSE, NET	(11,756)	(10,805)
OTHER INCOME	31	-

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,634)	2,783
INCOME TAX (BENEFIT) EXPENSE	(713)	1,181

(LOSS) INCOME FROM CONTINUING OPERATIONS, NET OF TAX	(921)	1,602
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of tax benefit of ($26) and ($227) in the three months ended March 31, 2011 and March 31, 2010, respectively)	34	(360)

NET (LOSS) INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(887)	$1,242

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(As Restated, see Note 2)	(As Restated, see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(887)	$1,242
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,903	5,562
Amortization of debt discount and capitalized financing costs	1,016	1,053
Asset impairment	4,401	-
Gain on interest rate swap agreement	(38)	(118)
Gain on sale of property and equipment	(29)	(5)
Provision for doubtful accounts	1,870	1,956
Stock-based compensation	736	1,173
Changes in assets and liabilities:
Restricted cash	(351)	(724)
Accounts receivable	(5,515)	(2,772)
Prepaid expenses	981	31
Income taxes receivable and payable	(736)	940
Other current assets	(127)	105
Accounts payable	(446)	1,654
Accrued liabilities	(211)	(2,147)
Other current liabilities	1,678	(453)
Other long-term assets	(366)	(1,083)
Other long-term liabilities	(563)	(188)

Net cash provided by operating activities	6,316	6,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,996)	(2,875)
Proceeds from sale of property and equipment	42	14
Acquisition of businesses, net of cash acquired	(28)	(30)

Net cash used in investing activities	(3,982)	(2,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital (distributed to)/received from Parent	(543)	8
Debt financing costs	(3,195)	-
Borrowings under revolving line of credit	2,500	5,000
Repayments under revolving line of credit	-	(2,500)
Repayment of long-term debt	(1,313)	(8,656)

Net cash used in financing activities	(2,551)	(6,148)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(217)	(2,813)
CASH AND CASH EQUIVALENTS—Beginning of year	7,111	4,982

CASH AND CASH EQUIVALENTS—End of period	$6,894	$2,169

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payable related to acquisition	$246	$365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,790	$13,545

Cash paid for income taxes, net of refunds	$49	$13

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

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Management initially identified certain errors upon initiating an internal investigation after noting inconsistencies in accounting for certain transactions at the Facility. Following a briefing by management on the issues, the Audit Committee hired independent counsel to conduct a review of accounting transactions at the Facility. The investigation is complete and the Audit Committee identified issues related to misconduct by a former employee of the Facility as well as errors in accounting for revenue, accounts receivable, bad debt expenses and general expenses. As a result of these errors, the Company has restated its previously issued condensed consolidated financial statements for the fiscal quarter ended March 31, 2011, and 2010, from amounts previously reported.

The Company also restated the accompanying condensed consolidated financial statements to correct other immaterial adjustments that had been previously recorded so such immaterial adjustments are recorded in the proper period.

The following table summarizes the impact of the restatement on the previously reported net income (loss) attributable to CRC Health Corporation:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)
Net (loss) income attributable to CRC Health Corporation, as previously reported	$(753)	$861

Adjustments related to the Facility:
Net client service revenues	(418)	59
Provision for doubtful accounts	(185)	(85)
Supplies, facilities and other operating costs	(95)	(22)
Income tax effects	289	20

Facility adjustments after tax	(409)	(28)

Other Adjustments:
Salaries and benefits	-	254
Supplies, facilities and other operating costs	455	422
Income tax effects	(180)	(267)

Other adjustments after tax	275	409

Total adjustments	(134)	381

Net (loss) income attributable to CRC Health Corporation, as restated	$(887)	$1,242

The restated condensed consolidated financial statements for the three months ended March 31, 2011 and 2010, include adjustments to correct the following errors related to the Facility (in thousands):

•

$418 of revenue was improperly recognized in the three months ended March 31, 2011. In addition, $59 of revenue should have been recognized in the three months ended March 31, 2010. The revenue recognition issues resulted primarily from a failure by a former employee of the Facility to use correct billing rates and to accurately record services provided.

•

$185 and $85 of provision for doubtful accounts were understated for the three months ended March 31, 2011 and 2010, respectively. The understatement resulted primarily from errors in the processes used by a former employee of the Facility in aging the receivables and the application of allowance percentages.

•

$95 and $22 of operating expenses should have been recognized in the three months ended March 31, 2011, and 2010, respectively. These adjustments resulted primarily from errors in accruing for expenses and properly classifying and documenting prepaid assets.

•	$289 and $20 of income tax benefit for the tax effect of the items at the Facility in the three months ended March 31, 2011 and 2010, respectively.

The restated condensed consolidated financial statements reflect adjustments to correct other previously identified adjustments that had been previously considered immaterial and recorded in the three months ended March 31, 2011 so that they are now recorded in the proper period.

The effects of the correction of these other errors in the three months ended March 31, 2011 are as follows (in thousands):

•	$455 accrual for supplies, facilities and other operating costs previously recorded in the three months ended March 31, 2011 should have been recorded as of December 31, 2007.

•	$180 of income tax expense for the tax effect of the items presented above.

The effects of the correction of these other errors in the three months ended March 31, 2010 are as follows (in thousands):

•	$254 reduction of salaries and benefits related to a correction of stock-based compensation expense that was previously recorded in the three months ended December 31, 2010.

•	$422 of supplies, facilities and other operating costs previously recorded in the three months ended March 31, 2010, that should have recorded in 2009.

•	$267 of income tax expense for the tax effect of items above.

In addition, the amounts shown in the line item “equity in loss of subsidiaries, net of tax” under the CRC Health Corporation column in the condensed consolidating statements of operations for the Company and its subsidiary guarantors for the three months ended March 31, 2011 and 2010, respectively, included in Note 14, previously presented after income (loss) from continuing operations have been correctly presented as a component of income (loss) from continuing operations.

The following table summarizes the effects of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2011 (in thousands):

	March 31, 2011
	As Previously Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,894	$-	$6,894
Restricted cash	897	-	897
Accounts receivable, net	37,001	(1,437)	35,564
Prepaid expenses	7,728	(126)	7,602
Other current assets	2,085	(37)	2,048
Income taxes receivable	654	320	974
Deferred income taxes	6,547	214	6,761
Current assets of discontinued operations	1,409	-	1,409

Total current assets	63,215	(1,066)	62,149

PROPERTY AND EQUIPMENT - Net	125,832	-	125,832
GOODWILL - Net	521,807	-	521,807
OTHER INTANGIBLE ASSETS - Net	308,549	-	308,549
OTHER ASSETS - Net	22,081	-	22,081

TOTAL ASSETS	$1,041,484	$(1,066)	$1,040,418

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,503	$(20)	$4,483
Accrued liabilities	30,789	133	30,922
Current portion of long-term debt	23,502	-	23,502
Other current liabilities	18,245	-	18,245
Current liabilities of discontinued operations	2,764	-	2,764

Total current liabilities	79,803	113	79,916
LONG TERM DEBT - Less current portion	587,967	-	587,967
OTHER LONG-TERM LIABILITIES	8,605	-	8,605
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,077	-	3,077
DEFERRED INCOME TAXES	105,700	(177)	105,523

Total liabilities	785,152	(64)	785,088

COMMITMENTS AND CONTIGENCIES
CRC HEALTH CORPORATION STOCKHOLDER’S EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at March 31, 2011	-	-	-
Additional paid-in capital	463,163	-	463,163
Accumulated deficit	(205,776)	(1,002)	(206,778)
Accumulated other comprehensive loss	(1,055)	-	(1,055)

Total CRC Health Corporation Stockholders’ Equity	256,332	(1,002)	255,330

Total Equity	256,332	(1,002)	255,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,041,484	$(1,066)	$1,040,418

The following tables summarize the effects of the restatement on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011, and 2010 (in thousands):

	Three months ended March 31, 2011
	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$111,861	$(418)	$111,443

OPERATING EXPENSES:
Salaries and benefits	57,347	-	57,347
Supplies, facilities and other operating costs	33,206	(360)	32,846
Provision for doubtful accounts	1,671	185	1,856
Depreciation and amortization	4,902	-	4,902
Asset impairments	4,401	-	4,401

Total operating expenses	101,527	(175)	101,352

OPERATING INCOME	10,334	(243)	10,091
INTEREST EXPENSE, NET	(11,756)	-	(11,756)
OTHER INCOME	31	-	31

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,391)	(243)	(1,634)
INCOME TAX (BENEFIT)	(604)	(109)	(713)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(787)	(134)	(921)
DISCONTINUED OPERATIONS, NET OF TAX	34	-	34

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(753)	$(134)	$(887)

	Three Months Ended March 31, 2010
	As Previously Reported	Adjustments	As Restated

NET REVENUE:
Net client service revenues	$103,577	$59	$103,636

OPERATING EXPENSES:
Salaries and benefits	53,403	(254)	53,149
Supplies, facilities and other operating costs	29,841	(400)	29,441
Provision for doubtful accounts	1,820	85	1,905
Depreciation and amortization	5,553	-	5,553

Total operating expenses	90,617	(569)	90,048

OPERATING INCOME	12,960	628	13,588
INTEREST EXPENSE, NET	(10,805)	-	(10,805)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,155	628	2,783
INCOME TAX EXPENSE	934	247	1,181

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	1,221	381	1,602
LOSS FROM DISCONTINUED OPERATIONS	(360)	-	(360)

NET INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$381	$1,242

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	$1,221	$381	$1,602
DISCONTINUED OPERATIONS, NET OF TAX	(360)	-	(360)

NET INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$861	$381	$1,242

The following tables summarize the effects of the restatement on the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2011, and 2010 (in thousands):

	Three Months March 31, 2011
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(753)	$(134)	$(887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,903	-	4,903
Amortization of debt discount and capitalized financing costs	1,016	-	1,016
Asset impairment	4,401	-	4,401
Gain on interest rate swap agreement	(38)	-	(38)
Gain on sale of property and equipment	(29)	-	(29)
Provision for doubtful accounts	1,685	185	1,870
Stock-based compensation	736	-	736
Changes in assets and liabilities:
Restricted cash	(351)	-	(351)
Accounts receivable	(5,935)	420	(5,515)
Prepaid expenses	948	33	981
Income taxes receivable and payable	(626)	(110)	(736)
Other current assets	(164)	37	(127)
Accounts payable	(446)	-	(446)
Accrued liabilities	220	(431)	(211)
Other current liabilities	1,678	-	1,678
Other long-term assets	(366)	-	(366)
Other long-term liabilities	(563)	-	(563)

Net cash provided by operating activities	6,316	-	6,316

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	(3,982)	-	(3,982)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	(2,551)	-	(2,551)

	Three Months March 31, 2010
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$861	$381	$1,242
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,562	-	5,562
Amortization of debt discount and capitalized financing costs	1,053	-	1,053
Gain on interest rate swap agreement	(118)	-	(118)
Gain on sale of property and equipment	(5)	-	(5)
Provision for doubtful accounts	1,871	85	1,956
Stock-based compensation	1,427	(254)	1,173
Changes in assets and liabilities:
Restricted cash	(724)	-	(724)
Accounts receivable	(2,714)	(58)	(2,772)
Prepaid expenses	4	27	31
Income taxes receivable and payable	693	247	940
Other current assets	105	-	105
Accounts payable	1,665	(11)	1,654
Accrued liabilities	(1,730)	(417)	(2,147)
Other current liabilities	(453)	-	(453)
Other long-term assets	(1,083)	-	(1,083)
Other long-term liabilities	(188)	-	(188)

Net cash provided by operating activities	6,226	-	6,226

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	(2,891)	-	(2,891)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	(6,148)	-	(6,148)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4. BALANCE SHEET COMPONENTS

Balance sheet components at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
	As Restated
Accounts receivable-gross	$41,127	$37,281
Less allowance for doubtful accounts	(5,563)	(5,408)

	March 31, 2011	December 31, 2010
Accounts receivable-net	$35,564	$31,873

Other assets-net:
Capitalized financing costs-net	$13,022	$10,776
Deposits	644	662
Note receivable	8,415	7,973

Total other assets-net	$22,081	$19,411

Accrued liabilities:
Accrued payroll and related expenses	$14,057	$10,796
Accrued vacation	4,711	4,596
Accrued interest	3,350	8,153
Accrued expenses	8,804	7,311

Total accrued liabilities	$30,922	$30,856

Other current liabilities:
Deferred revenue	$11,770	$10,600
Client deposits	4,170	3,604
Interest rate swap liability	1,744	3,535
Other liabilities	561	566

Total other current liabilities	$18,245	$18,305

Loan program-The Company’s Loan Program allows students and/or patients (the “Borrowers”) who meet certain predetermined credit and underwriting standards such as high FICO scores, full documentation, verification and certain cosigning requirements, to obtain third-party financing to pay a portion of the cost of participating in certain of the Company’s programs. The balance of the loan program (net of reserves) was $8.4 million and $7.9 million at March 31, 2011 and December 31, 2010, respectively. Interest income related to the Loan Program notes was $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

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

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Loan Loss Reserve Account
Balance—beginning of the period	$916	$219
Loan loss expense	149	160
Write-off of uncollectible accounts	—	—

Balance—end of the period	$1,065	$379

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Land	$21,373	$21,373
Building and improvements	84,307	79,860
Leasehold improvements	17,468	19,203
Furniture and fixtures	12,608	12,639
Computer equipment	12,717	12,369
Computer software	17,693	17,472
Motor vehicles	5,492	5,660

	March 31, 2011	December 31, 2010
Field equipment	2,388	2,634
Construction in progress	6,409	8,370

	180,455	179,580
Less accumulated depreciation	(54,623)	(53,954)

Property and equipment-net	$125,832	$125,626

Depreciation expense was $3.5 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.

As a result of the Company’s strategic plan to transition the services provided by the Aspen business within its healthy living division (see Note 15), the Company tested its long-lived assets at the eight affected facilities for impairment at March 31, 2011. The Company recognized a non-cash impairment charge of $0.3 million related to impairment of property and equipment which was included in the condensed consolidated statement of operations as asset impairment.

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

As a result of the Company’s strategic plan to transition the services provided by the Aspen business within its healthy living division (See Note 15), the Company tested its finite-lived and infinite-lived intangible assets at the eight affected facilities for impairment at March 31, 2011. The Company recognized non-cash impairment charges of $2.1 million and $1.9 million related to the finite-lived and indefinite-lived intangible assets, respectively, which were included in the condensed consolidated statement of operations as asset impairment.

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

For the three months ended March 31, 2011, the Company’s tax benefit on continuing operations is $0.7 million, representing an effective tax rate of 43.7%. The effective tax rate differs from the U.S. federal statutory rate of 35.0% primarily because of state income taxes. For the three months ended March 31, 2010, the Company’s tax expense on continuing operations was $1.2 million, representing an effective tax rate of 42.4% on continuing operations.

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

Non-Extended Term Loans: At March 31, 2011, the amount outstanding under Non-Extended Term Loans was $89.3 million and is payable on February 6, 2013. Interest was payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25% , subject to reduction to 2.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.25% subject to reduction to 1.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s. At March 31, 2011, the entire amount of Non-Extended Term Loans consisted of LIBOR loans and the interest rate thereon was 2.553%.

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

The Company is required to apply a certain portion of excess cash to the principal amount of the Term Loan. Excess cash under the Second Amended and Restated Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items. The Company made a payment of $9.6 million in April 2011 related to excess cash flows.

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

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending March 31, 2011 and 2010 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest Rate Swaps	$(112)	$(1,797)	Interest expense-net	$(1,865)	$(2,063)	Interest expense-net	$1	$(1)

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

The estimated fair value of financial instruments with long-term maturities is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	March 31, 2011		December 31, 2010
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$8,432	$6,458	$7,949	$6,028
Liabilities
Senior subordinated notes	$176,020	$183,797	$175,954	$187,232
Term loan	$398,305	$384,861	$398,305	$377,778

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

Comprehensive income for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Ended March 31,	Ended March 31,
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net (loss) income (restated)	$(887)	$1,242
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $702 in 2011, and $106 in 2010)	1,051	160

Comprehensive income attributable to CRC Health Corporation (restated)	$164	$1,402

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

13. STOCK-BASED COMPENSATION

Stock-based equity awards are made by the Group to certain employees of the Company. The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $0.7 million and $1.2 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense was $0.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

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

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Balance Sheet as of March 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations		Consolidated

	As Restated	As Restated	As Restated	As Restated		As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$6,524	$370		$-	$6,894
Restricted cash	897	-	-		-	897
Accounts receivable—net of allowance for doubtful accounts	-	35,437	127		-	35,564
Prepaid expenses	4,064	3,376	162		-	7,602
Other current assets	485	1,452	111		-	2,048
Income taxes receivable	974	-	-		-	974
Deferred income taxes	6,761	-	-		-	6,761
Current assets of discontinued operations	-	1,409	-		-	1,409

Total current assets	13,181	48,198	770		-	62,149

PROPERTY AND EQUIPMENT—Net	9,428	115,330	1,074		-	125,832
GOODWILL	-	518,310	3,497		-	521,807
INTANGIBLE ASSETS—Net	-	308,549	-		-	308,549
OTHER ASSETS-Net	21,431	636	14		-	22,081
INVESTMENT IN SUBSIDIARIES	948,136	-	-		(948,136)	-

TOTAL ASSETS	$992,176	$991,023	$5,355	$	(948,136)	$1,040,418

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,384	$1,070	$29		$-	$4,483
Accrued liabilities	13,715	16,619	588		-	30,922
Current portion of long-term debt	23,146	356	-		-	23,502
Other current liabilities	2,404	14,764	1,077		-	18,245
Current liabilities of discontinued operations	-	2,764	-		-	2,764

Total current liabilities	42,649	35,573	1,694		-	79,916

LONG-TERM DEBT—Less current portion	587,679	288	-		-	587,967
OTHER LONG-TERM LIABILITIES	995	7,469	141		-	8,605
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	3,077	-		-	3,077
DEFERRED INCOME TAXES	105,523	-	-		-	105,523

Total liabilities	736,846	46,407	1,835		-	785,088
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY	255,330	944,616	3,520		(948,136)	255,330

Total equity	255,330	944,616	3,520		(948,136)	255,330

TOTAL LIABILITIES AND EQUITY	$992,176	$991,023	$5,355	$	(948,136)	$1,040,418

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations		Consolidated

	As Restated	As Restated	As Restated	As Restated		As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$6,826	$285		$-	$7,111
Restricted cash	546	-	-		-	546
Accounts receivable—net of allowance for doubtful accounts	-	31,641	232		-	31,873
Prepaid expenses	4,488	3,862	180		-	8,530
Other current assets	585	1,333	3		-	1,921
Income taxes receivable	470	-	-		-	470
Deferred income taxes	6,761	-	-		-	6,761
Current assets of discontinued operations	-	1,635	-		-	1,635

Total current assets	12,850	45,297	700		-	58,847

PROPERTY AND EQUIPMENT—Net	9,515	115,023	1,088		-	125,626
GOODWILL	-	518,310	3,497		-	521,807
INTANGIBLE ASSETS—Net	-	314,032	-		-	314,032
OTHER ASSETS-Net	18,728	669	14		-	19,411
INVESTMENT IN SUBSIDIARIES	953,587	-	-		(953,587)	-

TOTAL ASSETS	$994,680	$993,331	$5,299	$	(953,587)	$1,039,723

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$1,046	$41		$-	$4,937
Accrued liabilities	17,396	12,796	664		-	30,856
Current portion of long-term debt	9,641	1,470	-		-	11,111
Other current liabilities	4,127	13,128	1,050		-	18,305
Current liabilities of discontinued operations	-	3,619	-		-	3,619

Total current liabilities	35,014	32,059	1,755		-	68,828

LONG-TERM DEBT—Less current portion	598,618	297	-		-	598,915
OTHER LONG-TERM LIABILITIES	996	7,613	177		-	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	-	3,142	-		-	3,142
DEFERRED INCOME TAXES	105,079	-	-		-	105,079

Total liabilities	739,707	43,111	1,932		-	784,750
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY	254,973	950,220	3,367		(953,587)	254,973

Total equity	254,973	950,220	3,367		(953,587)	254,973

TOTAL LIABILITIES AND EQUITY	$994,680	$993,331	$5,299	$	(953,587)	$1,039,723

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated

REVENUE:
Net client service revenue	$43	$108,994	$2,406	$-	$111,443
Management fee revenue	21,049	-	-	(21,049)	-

Total net revenue	21,092	108,994	2,406	(21,049)	111,443

OPERATING EXPENSES:
Salaries and benefits	5,330	50,911	1,106	-	57,347
Supplies, facilities and other operating costs	2,886	28,757	1,203	-	32,846
Provision for doubtful accounts	-	1,842	14	-	1,856
Depreciation and amortization	1,053	3,755	94	-	4,902
Asset impairments	-	4,401	-	-	4,401
Management fee expense	-	20,298	751	(21,049)	-

Total operating expenses	9,269	109,964	3,168	(21,049)	101,352

OPERATING INCOME (LOSS)	11,823	(970)	(762)	-	10,091
INTEREST EXPENSE, NET	(11,686)	(70)	-	-	(11,756)
OTHER INCOME AND EXPENSE	31	-	-	-	31

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	168	(1,040)	(762)	-	(1,634)
INCOME TAX EXPENSE (BENEFIT)	73	(453)	(333)	-	(713)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(982)			982	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(887)	(587)	(429)	982	(921)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($26)	-	34	-	-	34

NET LOSS	$ (887)	$ (553)	$ (429)	$982	$ (887)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated

REVENUE:
Net client service revenue	$50	$101,837	$1,749	$-	$103,636
Management fee revenue	18,451	-	-	(18,451)	-

Total net revenue	18,501	101,837	1,749	(18,451)	103,636

OPERATING EXPENSES:
Salaries and benefits	5,048	46,854	1,247	-	53,149
Supplies, facilities and other operating costs	1,747	26,304	1,390	-	29,441
Provision for doubtful accounts	-	1,812	93	-	1,905
Depreciation and amortization	928	4,504	121	-	5,553
Management fee expense	-	17,964	487	(18,451)	-

Total operating expenses	7,723	97,438	3,338	(18,451)	90,048

OPERATING INCOME (LOSS)	10,778	4,399	(1,589)	-	13,588
INTEREST EXPENSE, NET	(10,704)	169	(270)	-	(10,805)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74	4,568	(1,859)	-	2,783
INCOME TAX EXPENSE (BENEFIT)	32	1,938	(789)	-	1,181
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES, NET OF TAX	1,200			(1,200)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,242	2,630	(1,070)	(1,200)	1,602
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($227)	-	(360)	-	-	(360)

NET INCOME (LOSS)	$1,242	$2,270	$ (1,070)	$ (1,200)	$1,242

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(In thousands) (Unaudited)

	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors
	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities	$(2,240)	$8,758	$(202)	$-	$6,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,453)	(2,463)	(80)	-	(3,996)
Proceeds from sale of property and equipment	-	42	-	-	42
Acquisition of business, net of cash acquired	(28)	-	-	-	(28)

Net cash used in investing activities	(1,481)	(2,421)	(80)	-	(3,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,978	(5,345)	367	-	-
Capital contributed from Parent	(543)	-	-	-	(543)
Capitalized financing costs	(3,195)				(3,195)
Borrowings under revolving line of credit	2,500	-	-	-	2,500
Repayments of term loan and seller notes	(19)	(1,294)	-	-	(1,313)

Net cash provided by (used in) financing activities	3,721	(6,639)	367	-	(2,551)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	(302)	85	-	(217)

CASH AND CASH EQUIVALENTS Beginning of period	-	6,826	285	-	7,111
					-

CASH AND CASH EQUIVALENTS End of period	$-	$6,524	$370	$-	$6,894

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(In thousands) (Unaudited)

	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors
	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities	$(2,843)	$8,876	$193	$-	$6,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,001)	(1,843)	(31)	-	(2,875)
Proceeds from sale of property and equipment	-	14	-	-	14
Acquisition of business, net of cash acquired	(30)	-	-	-	(30)

Net cash used in investing activities	(1,031)	(1,829)	(31)	-	(2,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	10,022	(9,867)	(155)	-	-
Capital contributed from Parent	8	-	-	-	8
Borrowings under revolving line of credit	5,000	-	-	-	5,000
Repayments under revolving line of credit	(2,500)	-	-	-	(2,500)
Repayments of term loan and seller notes	(8,656)	-	-	-	(8,656)

Net cash provided by (used in) financing activities	3,874	(9,867)	(155)	-	(6,148)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	(2,820)	7	-	(2,813)

CASH AND CASH EQUIVALENTS Beginning of period	-	4,745	237	-	4,982
					-

CASH AND CASH EQUIVALENTS End of period	$-	$1,925	$244	$-	$2,169

15. RESTRUCTURING

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

A summary of restructuring activity under the FY08 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery division	$42	$2,178	$2,220
Healthy living division	(8)	4,046	4,038
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$34	$6,224	$6,258

Expenses
Recovery division	$—	$(443)	$(443)
Healthy living division	—	61	61
Corporate	—	—	—

Total expenses	—	(382)	(382)
Cash (payments) receipts
Recovery division	(46)	(71)	(117)
Healthy living division	(7)	(210)	(217)
Corporate	—	—	—

Total cash (payments) receipts	(53)	(281)	(334)
Restructuring reserve at March 31, 2011
Recovery division	(4)	1,664	1,660
Healthy living division	(15)	3,897	3,882
Corporate	—	—	—

Total restructuring reserve at March 31, 2011	$(19)	$5,561	$5,542

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

A summary of restructuring activity under the FY11 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery division	$—	$—	$—
Healthy living division	—	—	—
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$—	$—	$—

Expenses
Recovery division	$—	$—	$—
Healthy living division	1,808	—	1,808
Corporate	479	—	479

Total expenses	2,287	—	2,287
Cash (payments) receipts
Recovery division	—	—	—
Healthy living division	—	(14)	(14)
Corporate	(224)	—	(224)

Total cash (payments) receipts	(224)	(14)	(238)
Restructuring reserve at March 31, 2011
Recovery division	—	—	—
Healthy living division	1,808	(14)	1,794
Corporate	255	—	255

Total restructuring reserve at March 31, 2011	$2,063	$(14)	$2,049

16. DISCONTINUED OPERATIONS

At March 31, 2011, the Company had closed or sold 16 facilities under discontinued operations compared to 15 facilities at March 31, 2010.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net revenue	$—	$503
Operating expenses	(61)	1,088
Interest expense	1	2
Income (loss) before income taxes	60	(587)
Tax expense (benefit)	26	(227)

Income (loss) from discontinued operations	$34	$(360)

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

Major Customers - No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information - The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	As Restated	As Restated
Net revenue:
Recovery division	$85,721	$78,665
Healthy living division	25,679	24,920
Corporate	43	51

Total consolidated net revenue	$111,443	$103,636

Operating expenses:
Recovery division	$57,555	$53,263
Healthy living division	34,529	29,061
Corporate	9,268	7,724

Total consolidated operating expenses	$101,352	$90,048

Operating income (loss):
Recovery division	$28,166	$25,402
Healthy living division	(8,850)	(4,141)
Corporate	(9,225)	(7,673)

Total consolidated operating income	10,091	13,588
Interest expense-net	(11,756)	(10,805)
Other income	31	—

Total consolidated (loss) income from continuing operations before income taxes	$(1,634)	$2,783

Capital expenditures:
Recovery division	$2,042	$1,457
Healthy living division	501	417
Corporate	1,453	1,001

Total consolidated capital expenditures	$3,996	$2,875

	March 31, 2011	December 31, 2010
Total assets (1) :
Recovery division	$902,638	$901,411
Healthy living division	91,516	94,516
Corporate	46,264	43,796

Total consolidated assets	$1,040,418	$1,039,723

(1)	Includes amounts related to discontinued operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Original Filing”) to restate our condensed consolidated financial statements, financial data and related disclosures as a result of errors identified in connection with an independent review initiated by our Board of Directors and management, as discussed in Note 2 to the accompanying restated condensed consolidated financial statements. We have also filed an Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 with the SEC on October 17, 2011 immediately preceding the filing of this report to correct errors resulting from the above-mentioned review.

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

The restated condensed consolidated financial statements also include adjustments to correct immaterial adjustments that had been previously recorded in 2009 and 2010 and the three months ended March 31, 2011, so such immaterial adjustments are recorded in the proper period.

The following table summarizes the impact of the restatement to the previously reported net (loss) income attributable to CRC Health Corporation.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)
Net (loss) income attributable to CRC Health Corporation, as previously reported	$(753)	$861

Adjustments related to the Facility:
Net client service revenues	(418)	59
Provision for doubtful accounts	(185)	(85)
Supplies, facilities and other operating costs	(95)	(22)
Income tax effects	289	20

Facility adjustments after tax	(409)	(28)

Other Adjustments:
Salaries and benefits	-	254
Supplies, facilities and other operating costs	455	422
Income tax effects	(180)	(267)

Other adjustments after tax	275	409

Total adjustments	(134)	381

Net (loss) income attributable to CRC Health Corporation, as restated	$(887)	$1,242

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

EXECUTIVE SUMMARY

We generate revenue by providing substance abuse treatment services and youth treatment services. We also generate revenue by providing treatment services for other specialized behavioral disorders such as eating disorders. Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fee revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the contracted life. During the three months ended March 31, 2011 and 2010, we generated 78.9% and 78.9% of our net revenue from non-governmental sources, including 56.7% and 61.5% from self payors, respectively, and 22.2% and 17.4% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

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

During the three months ended March 31, 2011, our consolidated same-facility net revenue increased by $7.8 million or 7.5% respectively, when compared to the comparable periods in 2010. On a consolidated basis, same-facility operating expenses increased $7.6 million or 10.5%, respectively, during the three months ended March 31, 2011. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. “Total-facility” means a comparison over the comparable period of the financial performance of a facility that we have operated for any duration of time. Both the total-facility and same-facility represent facilities that are a part of the continuing operations. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for our recovery and healthy living divisions exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing. Goodwill impairment is not included in the same-facility analysis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three months ended March 31, 2011 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 in our Annual Report on Form 10-K/A.

Recent Accounting Guidance

For a summary of recently adopted and recently issued accounting guidance, please see Note 3 to the condensed consolidated financial statements, as included herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table presents our results of operations by segment for the three months ended March 31, 2011 and 2010 (numbers in thousands, except for percentages).

	Three Months Ended March 31, Total Facility
Statement of Operations Data:	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
Net revenue:	Restated	Restated
Recovery division	$85,721	$78,665	$7,056	9.0%
Healthy living division	25,679	24,920	759	3.0%
Corporate	43	51	(8)	(14.0)%

Total net revenue	111,443	103,636	7,807	7.5%
Operating expenses:
Recovery division	57,555	53,263	4,292	8.1%
Healthy living division (1)	34,529	29,061	5,468	18.8%
Corporate	9,268	7,724	1,544	20.0%

Total operating expenses	101,352	90,048	11,304	12.6%
Operating income (loss):
Recovery division	28,166	25,402	2,764	10.9%
Healthy living division	(8,850)	(4,141)	(4,709)	(113.7)%
Corporate	(9,225)	(7,673)	(1,552)	(20.2)%

Total operating income	10,091	13,588	(3,497)	(25.7)%
Interest expense-net	(11,756)	(10,805)	(951)	(8.8)%
Other income	31	—	31	n/a

(Loss) income from continuing operations before income taxes	(1,634)	2,783	(4,417)	(158.7)%
Income tax (benefit) expense	(713)	1,181	(1,894)	160.4%

(Loss) income from continuing operations, net of tax	(921)	1,602	(2,523)	(157.5)%
Income(loss) from discontinued operations, (net of tax expense (benefit) of $26 and ($227) in the three months ended March 31, 2011 and 2010, respectively)	34	(360)	394	109.4%

Net (loss) income attributable to CRC Health Corporation	$(887)	$1,242	$(2,129)	(171.4)%

(1)	Healthy living division operating expenses for the three months ended March 31, 2011 include $4.4 million of asset impairment.

The following table compares total facility statistics for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, Total Facility
	2011	2010	% change

Recovery Division
Residential facilities
Revenue (in thousands) (restated)	$55,941	$50,236	11.4%
Patient days	150,210	139,532	7.7%
Net revenue per patient day (restated)	$372.42	$360.03	3.4%
CTCs
Revenue (in thousands)	$29,780	$28,429	4.8%
Patient days	2,377,284	2,345,490	1.4%
Net revenue per patient day	$12.53	$12.12	3.4%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$14,160	$15,119	(6.3)%
Patient days	53,643	62,173	(13.7)%
Net revenue per patient day	$263.97	$243.18	8.5%
Outdoor programs
Revenue (in thousands)	$5,391	$4,780	12.8%
Patient days	11,766	11,052	6.5%
Net revenue per patient day	$458.18	$432.50	5.9%
Weight management programs
Revenue (in thousands)	$6,124	$5,015	22.1%
Patient days	15,735	15,284	3.0%
Net revenue per patient day	$389.20	$328.12	18.6%

Consolidated net revenue increased $7.8 million, or 7.5%, to $111.4 million for the three months ended March 31, 2011 from $103.6 million for the three months ended March 31, 2010. Of the total net revenue increase, the recovery division contributed an increase of $7.0 million and the healthy living division contributed an increase of $0.8 million. The $7.1 million, or 9.0%, increase within the recovery division was driven by increases of $5.7 million and $1.4 million within residential and CTC facilities, respectively. The $0.8 million, or 3.0%, increase within the healthy living division was driven by increases of $1.1 million and $0.6 million within weight management and outdoor programs, respectively, offset by a decrease of $0.9 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

Consolidated operating expenses increased $11.3 million, or 12.6%, to $101.4 million for the three months ended March 31, 2011 from $90.0 million in the same period of 2010. The $11.3 million increase in operating expenses was primarily driven by the non-cash asset impairments of $4.4 million during the three months ended March 31, 2011 within the healthy living division. Without considering non-cash asset impairment charges, consolidated operating expenses increased $6.9 million, or 7.7%, over the same period of 2010. Of the $6.9 million increase, the recovery division, the healthy living division and corporate contributed an increase of $4.3 million, $1.1 million and $1.5 million, respectively.

Our consolidated operating margin was 9.1% in the three months ended March 31, 2011 compared to 13.1% in the same period of 2010. The decrease in operating margin resulted from the increase in non-cash asset impairments and other operating costs offset by an increase in revenues. Without considering non-cash asset impairment charges, consolidated operating margin was 13.0% in the three months ended March 31, 2011 compared to 13.1% in the same period of 2010. Recovery division margins for the three months ended March 31, 2011 were 32.9% compared to 32.2% in the same period of 2010. Healthy living division operating margin decreased to (34.5)% for the three months ended March 31, 2011 compared to operating margin of (16.6)% in the same period of 2010. Without considering non-cash asset impairment charges, healthy living division operating margin was (17.3)% for the three months ended March 31, 2011 compared to (16.6)% in the same period of 2010.

For the three months ended March 31, 2011, consolidated net income from continuing operations, net of tax, decreased by $2.5 million over the same period of 2010 resulting in a loss from continuing operations, net of tax, of $0.9 million compared to an income from continuing operations, net of tax, of $1.6 million in the same period of 2010. The decrease in income from continuing operations in 2011 compared to 2010 is primarily driven by increases in non-cash asset impairment charge of $4.4 million and other operating expenses of $6.9 million offset by an increase in revenues of $7.8 million.

The following table presents our same-facility results of operations for our recovery division and our healthy living division for the three months ended March 31, 2011 and 2010 (numbers in thousands, except for percentages).

	Three Months Ended March 31, Same Facility
Statement of Operations Data:	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
Net revenue:	Restated	Restated
Recovery division	$85,458	$78,665	$6,793	8.6%
Healthy living division	25,226	24,251	975	4.0%

Total net revenue	110,684	102,916	7,768	7.5%
Operating expenses:
Recovery division	51,912	48,019	3,893	8.1%
Healthy living division	28,727	24,980	3,747	15.0%

Total operating expenses	80,639	72,999	7,640	10.5%
Operating income (loss):
Recovery division	33,546	30,646	2,900	9.5%
Healthy living division	(3,501)	(729)	(2,772)	(380.2)%

Operating income	30,045	29,917	128	0.4%

The following table compares same facility statistics for the three months ended March 31, 2011 and 2010:

	00000000000000	00000000000000	00000000000000
	Three Months Ended March 31, Same Facility
	2011	2010	% change
Recovery Division
Residential facilities
Revenue (in thousands) (restated)	$55,678	$50,236	10.8%
Patient days	150,210	139,532	7.7%
Net revenue per patient day (restated)	$370.67	$360.03	3.0%
CTCs
Revenue (in thousands)	$29,780	$28,429	4.8%
Patient days	2,377,284	2,345,490	1.4%
Net revenue per patient day	$12.53	$12.12	3.4%

Healthy Living Division
Residential facilities
Revenue (in thousands)	$13,711	$14,456	(5.2)%
Patient days	51,527	59,134	(12.9)%
Net revenue per patient day	$266.09	$244.46	8.8%
Outdoor programs
Revenue (in thousands)	$5,391	$4,780	12.8%
Patient days	11,766	11,052	6.5%
Net revenue per patient day	$458.18	$432.50	5.9%
Weight management programs
Revenue (in thousands)	$6,124	$5,015	22.1%
Patient days	15,735	15,284	3.0%
Net revenue per patient day	$389.20	$328.12	18.6%

On a same-facility basis, recovery division net revenue increased $6.8 million, or 8.6%, to $85.5 million for the three months ended March 31, 2011 from $78.7 million in the same period of 2010. The same-facility revenue increases were due to increases of $5.4 million and $1.4 million within the residential and CTC facilities, respectively. Healthy living division same-facility revenue increased $1.0 million or 4.0% to $25.2 million for the three months ended March 31, 2011 from $24.2 million in the same period of 2010. The same-facility revenue increase within the healthy living division was driven by increases of $1.1 million and $0.6 million within weight management and outdoor programs, respectively, offset by a decrease of $0.7 million in residential facilities.

See facility statistics table above for explanation of changes in revenue utilizing metrics for patient days and revenue per patient day.

On a same-facility basis, recovery division operating expenses increased $3.9 million driven by an increase of $2.8 million in residential facilities and an increase of $1.1 million in CTCs compared to the same period of 2010. Healthy living division same-facility operating expenses increased $3.7 million due to increases in asset impairment charges of $2.5 million, an increase in salaries and benefits of $1.8 million and an increase in supplies, facilities and other costs of $0.3 million, offset by decreases of $0.6 million and $0.3 million in depreciation and amortization and provision for doubtful accounts, respectively.

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

Cash used in financing activities was $2.6 million for the three months ended March 31, 2011 compared to cash used in financing activities of $6.1 million for the same period in 2010. The decrease in cash used in financing activities is primarily due to lower repayments of debt of $9.8 million offset by lower borrowings of $2.5 million and higher outflows related to financing costs of $3.2 million, during the three months ended March 31, 2011.

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

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2010. As of March 31, 2011, our exposure to market risk has not changed materially since December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

After discovering the errors identified in this Form 10-Q/A, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have reevaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This reevaluation identified a material weakness in our internal control over financial reporting. Based on the evaluation of this material weakness, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has already added new accounting staff at the Facility and plans to undertake the following actions to further address these issues in fiscal 2011:

•	the addition of more experienced accounting staff;
•	training programs for accounting and finance personnel;
•

a review of the processes and procedures, including appropriate segregation of duties, surrounding revenue recognition and accounting for accounts receivable, the allowance for doubtful accounts, accrued expenses and prepaid assets, as well as reconciliations of general ledger accounts at facilities with manual systems; and

•

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

As of March 31, 2011, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 6.	Exhibits

The Exhibit Index beginning on page 46 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 17, 2011

CRC HEALTH CORPORATION (Registrant)

By	/s/ LEANNE M. STEWART
LeAnne M. Stewart,
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer †

‡	Filed herewith.
†	Furnished herewith.