Form 10-Q
period 2011-06-30
CRC Health CORP
filed 2011-10-17
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: effect of healthcare reform and other changes in government reimbursement for CRC’s services; reductions in the availability of governmental and private financial aid for CRC’s youth treatment programs; CRC’s substantial indebtedness; changes in applicable regulations or a government investigation or assertion that CRC has violated applicable regulations; attempts by local residents to force the closure or relocation of CRC’s facilities; the potentially difficult, unsuccessful or costly integration of acquired operations and future acquisitions; the potentially difficult, unsuccessful or costly opening and operating of new treatment programs; implementation of the strategic plan for improving performance of the Aspen business may not be successful; the possibility that commercial payors for CRC’s services may undertake future cost containment initiatives; the limited number of national suppliers of methadone used in CRC’s outpatient treatment clinics; the failure to maintain established relationships or cultivate new relationships with patient referral sources; shortages in qualified healthcare workers; natural disasters such as hurricanes, earthquakes and floods; competition that limits CRC’s ability to grow; the potentially costly implementation of new information systems to comply with federal and state initiatives relating to patient privacy, security of medical information and electronic transactions; the potentially costly implementation of accounting and other management systems and resources in response to financial reporting and other requirements; the loss of key members of CRC’s management; claims asserted against CRC or lack of adequate available insurance; Securities and Exchange Commission review of financial restatements; a material weakness in our internal controls over financial reporting, and certain restrictive covenants in CRC’s debt documents and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed on October 17, 2011, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

Explanatory Note

Our Quarterly Report on Form 10-Q for the three months ended June 30, 2011 contains restated condensed consolidated financial statements, financial data and related disclosures for the three and six months ended June 30, 2010 as a result of errors identified in connection with an independent review initiated by our Board of Directors and management, as discussed in Note 2 to the accompanying condensed consolidated financial statements. We have also filed an Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 as well as an Amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2011 with the SEC on October 17, 2011 immediately preceding the filing of this report.

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

The restated condensed consolidated financial statements for the three and six months ended June 30, 2010 include adjustments to correct the following errors (in thousands):

•

$9 and $68 of revenue was improperly not recognized in the three and six months ended June 30, 2010, respectively. The revenue recognition issues resulted primarily from a failure by a former employee of the Facility to use correct billing rates and to accurately record services provided. We did not identify any instances in which patients or third party payors were incorrectly billed for services.

•

$83 and $168 of provision for doubtful accounts were understated for the three and six months ended June 30, 2010, respectively. The understatement resulted primarily from errors in the processes used by a former employee of the Facility in aging the receivables and the application of allowance percentages. We did not identify any instances in which patients or third party payors were incorrectly billed for services.

•

$39 and $62 of operating expenses not recognized in the three and six months ended June 30, 2010, respectively, should have been recognized in 2009 and 2010. These adjustments resulted primarily from errors in accruing for expenses and properly classifying and documenting prepaid assets.

•	Income tax benefit for the tax effect of the items corrected above is $47 and $67 for the three and six months ended June 30, 2010, respectively.

The Company also restated the accompanying condensed consolidated financial statements to correct other immaterial adjustments that had been previously recorded so such immaterial adjustments are recorded in the proper period.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2011 AND DECEMBER 31, 2010

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,469	$7,111
Restricted cash	716	546
Accounts receivable (net of allowance for doubtful accounts of $6,089 in 2011 and $5,408 in 2010)	36,303	31,873
Prepaid expenses	6,964	8,530
Other current assets	2,028	1,921
Income taxes receivable	—	470
Deferred income taxes	6,761	6,761
Current assets of discontinued operations	1,806	1,635

Total current assets	66,047	58,847
PROPERTY AND EQUIPMENT-Net	126,687	125,626
GOODWILL-Net	521,807	521,807
OTHER INTANGIBLE ASSETS-Net	307,185	314,032
OTHER ASSETS-Net	21,991	19,411

TOTAL ASSETS	$1,043,717	$1,039,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,751	$4,937
Accrued liabilities	34,528	30,856
Income taxes payable	1,735	—
Current portion of long-term debt	13,784	11,111
Other current liabilities	21,589	18,305
Current liabilities of discontinued operations	1,321	3,619

Total current liabilities	77,708	68,828
LONG TERM DEBT-Less current portion	587,780	598,915
OTHER LONG-TERM LIABILITIES	8,474	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,038	3,142
DEFERRED INCOME TAXES	105,933	105,079

Total liabilities	782,933	784,750

COMMITMENTS AND CONTINGENCIES (Note 13)
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value-1,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	463,209	462,970
Accumulated deficit	(202,425)	(205,891)
Accumulated other comprehensive loss	—	(2,106)

Total stockholders’ equity	260,784	254,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,717	$1,039,723

See notes to unaudited consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands)

	Three Months Ended June, 2011	Three Months Ended June, 2010	Six Months Ended June, 2011	Six Months Ended June, 2010
		(As Restated, See Note 2)		(As Restated, See Note 2)
NET REVENUE:
Net client service revenues	$119,253	$113,510	$230,166	$216,785

OPERATING EXPENSES:
Salaries and benefits	54,775	53,269	111,535	106,074
Supplies, facilities and other operating costs	37,053	32,494	69,693	61,733
Provision for doubtful accounts	2,092	1,964	3,942	3,869
Depreciation and amortization	4,841	5,285	9,741	10,808
Asset impairment	—	16,671	4,262	16,671
Goodwill impairment	—	43,671	—	43,671

Total operating expenses	98,761	153,354	199,173	242,826

OPERATING INCOME (LOSS)	20,492	(39,844)	30,993	(26,041)
INTEREST EXPENSE, NET	(12,166)	(10,712)	(23,922)	(21,517)
OTHER (EXPENSE) INCOME	—	(88)	31	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,326	(50,644)	7,102	(47,646)
INCOME TAX EXPENSE (BENEFIT)	3,588	(7,276)	3,033	(6,013)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	4,738	(43,368)	4,069	(41,633)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of ($233) and ($754) in the three months ended June 30, 2011 and 2010, and ($365) and ($1,064) in the six months ended June 30, 2011 and 2010, respectively)	(386)	(1,194)	(604)	(1,685)

NET INCOME (LOSS)	$4,352	$(44,562)	$3,465	$(43,318)

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
		(As Restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,465	$(43,318)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	9,745	10,884
Amortization of debt discount and capitalized financing costs	2,032	2,113
Goodwill impairment	—	43,671
Asset impairment	4,401	18,009
Gain on interest rate swap agreement	(36)	(214)
Gain on sale of property and equipment	(31)	(15)
Provision for doubtful accounts	3,971	3,987
Stock-based compensation	1,357	2,345
Deferred income taxes	—	(10,975)
Changes in assets and liabilities:
Restricted cash	(170)	(626)
Accounts receivable	(8,372)	(4,313)
Prepaid expenses	1,628	921
Income taxes receivable and payable	1,303	3,393
Other current assets	(107)	(16)
Accounts payable	(178)	3,191
Accrued liabilities	3,264	6,491
Other current liabilities	6,770	5,024
Other long-term assets	(1,253)	(2,172)
Other long-term liabilities	(710)	(620)

Net cash provided by operating activities	27,079	37,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(8,335)	(8,898)
Proceeds from sale of property and equipment	51	41
Acquisition of businesses, net of cash acquired	(59)	(58)

Net cash used in investing activities	(8,343)	(8,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed to Parent	(1,118)	8
Capitalized financing costs	(3,169)	—
Borrowings under revolving line of credit	9,500	10,500
Repayments under revolving line of credit	(7,000)	(25,000)
Repayment of long-term debt	(12,591)	(8,675)

Net cash used by financing activities	(14,378)	(23,167)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,358	5,678
CASH AND CASH EQUIVALENTS-Beginning of year	7,111	4,982

CASH AND CASH EQUIVALENTS-End of period	$11,469	$10,660

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payable related to acquisition	$217	$337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$22,354	$19,654

Cash paid for income taxes, net of refunds	$1,364	$505

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND OVERVIEW

CRC Health Corporation (“the Company”) is a wholly owned subsidiary of CRC Health Group, Inc., referred to as “the Group” or “the Parent.” The Company is headquartered in Cupertino, California and through its wholly owned subsidiaries provides treatment services related to substance abuse, troubled youth, and for other addiction diseases and behavioral disorders such as eating disorders.

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

The following table summarizes the impact of the restatement on the previously reported net loss attributable to CRC Health Corporation:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)
Net loss attributable to CRC Health Corporation, as previously reported	$(44,454)	$(43,593)

Adjustments related to the Facility:
Net client service revenues	9	68
Provision for doubtful accounts	(83)	(168)
Supplies, facilities and other operating costs	(39)	(62)
Income tax effects	47	67

Facility adjustments after tax	(66)	(95)

Other adjustments:
Net client service revenues	(323)	(323)
Stock compensation	254	510
Supplies, facilities and other operating costs	—	423
Income tax effects	27	(240)

Other adjustments after tax	(42)	370

Total adjustments	(108)	275

Net loss attributable to CRC Health Corporation, as restated	$(44,562)	$(43,318)

The restated condensed consolidated financial statements for the three and six months ended June 30, 2010 include adjustments to correct the following errors (in thousands):

•

$9 and $68 of revenue was improperly not recognized in the three and six months ended June 30, 2010, respectively. The revenue recognition issues resulted primarily from a failure by a former employee of the Facility to use correct billing rates and to accurately record services provided.

•

$83 and $168 of provision for doubtful accounts were understated for the three and six months ended June 30, 2010, respectively. The understatement resulted primarily from errors in the processes used by a former employee of the Facility in aging the receivables and the application of allowance percentages.

•

$39 and $62 of operating expenses not recognized in the three and six months ended June 30, 2010, respectively, should have been recognized. These adjustments resulted primarily from errors in accruing for expenses and properly classifying and documenting prepaid assets.

•	Income tax benefit for the tax effect of the items corrected above is $47 and $67 for the three and six months ended June 30, 2010, respectively.

We also restated the three and six months ended June 30, 2010 to correct other previously identified immaterial adjustments that had been previously recorded so such immaterial adjustments are recorded in the proper period.

The effects of the correction of these other errors in the three and six months ended June 30, 2010, respectively, are as follows (in thousands):

•	$323 of net client service revenue at two outpatient clinics previously recorded in the three and six months ended June 30, 2010 has been correctly recorded in 2009.

•

$224 and $450 of reductions in stock-based compensation expense for Tranche 2 and Tranche 3 options that had previously been recorded in the fourth quarter of 2010 were correctly recorded in the three and six months ended June 30, 2010, respectively.

•

$30 and $60 of reductions in stock-based compensation expense related to estimated forfeitures for cancelled options that had previously been recorded in the third quarter of 2010 were correctly recorded in the three and six months ended June 30, 2010, respectively.

•	$423 of management fees previously recorded in the six months ended June 30, 2010 has been correctly recorded in 2009.

•	Income tax expense (benefit) for the tax effect of the items corrected above is $(27) and $240 in three and six months ended June 30, 2010, respectively.

In addition, the amounts shown in the line item “equity in income (loss) of subsidiaries, net of tax” under the CRC Health Corporation column in the condensed consolidating statements of operations for the Company and its subsidiary guarantors for the three and six months ended June 30, 2011 and 2010, respectively, included in Note 15, previously presented after income (loss) from continuing operations have been correctly presented as a component of income (loss) from continuing operations.

The following tables summarize the effects of the restatement prior to the effects of discontinued operations discussed in Note 17 on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
NET REVENUE:
Net client service revenues	$114,716	$(314)	$114,402	$218,735	$(255)	$218,480

OPERATING EXPENSES:
Salaries and benefits	54,101	(254)	53,847	107,738	(510)	107,228
Supplies, facilities and other operating costs	32,949	39	32,988	63,090	(361)	62,729
Provision for doubtful accounts	1,924	83	2,007	3,767	168	3,935
Depreciation and amortization	5,319	—	5,319	10,877	—	10,877
Asset impairment	18,009	—	18,009	18,009	—	18,009
Goodwill impairment	43,671	—	43,671	43,671	—	43,671

Total operating expenses	155,973	(132)	155,841	247,152	(703)	246,449

OPERATING LOSS	(41,257)	(182)	(41,439)	(28,417)	448	(27,969)
INTEREST EXPENSE, NET	(10,711)	—	(10,711)	(21,517)	—	(21,517)
OTHER EXPENSE	(88)	—	(88)	(88)	—	(88)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(52,056)	(182)	(52,238)	(50,022)	448	(49,574)
INCOME TAX BENEFIT	(7,805)	(74)	(7,879)	(6,936)	173	(6,763)

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(44,251)	(108)	(44,359)	(43,086)	275	(42,811)
LOSS FROM DISCONTINUED OPERATIONS	(203)	—	(203)	(507)	—	(507)

NET LOSS	$(44,454)	$(108)	$(44,562)	$(43,593)	$275	$(43,318)

The following table summarizes the effects of the restatement on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2010
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,593)	$275	$(43,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,884	—	10,884
Amortization of debt discount and capitalized financing costs	2,113	—	2,113
Gain on interest rate swap agreement	(214)	—	(214)
Gain on sale of property and equipment	(15)	—	(15)
Asset impairment	18,009	—	18,009
Goodwill impairment	43,671	—	43,671
Provision for doubtful accounts	3,819	168	3,987
Stock-based compensation	2,855	(510)	2,345
Deferred income taxes	(10,975)	—	(10,975)
Changes in assets and liabilities:
Restricted cash	(626)	—	(626)
Accounts receivable	(4,828)	515	(4,313)
Prepaid expenses	879	42	921
Income taxes receivable and payable	3,220	173	3,393
Other current assets	(16)	—	(16)
Accounts payable	3,210	(19)	3,191
Accrued liabilities	6,875	(384)	6,491
Other current liabilities	5,284	(260)	5,024
Other long-term assets	(2,172)	—	(2,172)
Other long-term liabilities	(620)	—	(620)

Net cash provided by operating activities	$37,760	$—	$37,760

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	$(8,915)	$—	$(8,915)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	$(23,167)	$—	$(23,167)

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

Recently Issued Accounting Guidance — In September 2011, the FASB issued an update to its authoritative guidance regarding goodwill impairment testing that allows an entity to have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the new guidance will not have any material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued updated authoritative guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The updated guidance will be effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not have any material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued updated authoritative guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the updated guidance is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. The updated guidance will be effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not have any material impact on the Company’s condensed consolidated financial statements.

In April 2011, the FASB issued updated authoritative guidance which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. The updated guidance will be effective for the first interim and annual period beginning on or after June 15, 2011 and must be applied retrospectively to modifications occurring at or after the beginning of the annual period of adoption. The adoption of the new guidance will not have any material impact on the Company’s condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. BALANCE SHEET COMPONENTS

Balance sheet components at June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable-gross	$42,392	$37,281
Less allowance for doubtful accounts	(6,089)	(5,408)

Accounts receivable-net	$36,303	$31,873

Other assets-net:
Capitalized financing costs-net	$12,045	$10,776
Deposits	644	662
Notes receivable	9,302	7,973

Total other assets-net	$21,991	$19,411

Accrued liabilities:
Accrued payroll and related expenses	$9,983	$10,796
Accrued vacation	4,749	4,596
Accrued interest	8,126	8,153
Accrued expenses	11,670	7,311

Total accrued liabilities	$34,528	$30,856

Other current liabilities:
Deferred revenue	$12,789	$10,600
Client deposits	8,248	3,604
Interest rate swap liability	—	3,535
Other liabilities	552	566

Total other current liabilities	$21,589	$18,305

5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Land	$21,373	$21,373
Building and improvements	86,256	79,860
Leasehold improvements	17,936	19,203
Furniture and fixtures	12,860	12,639
Computer equipment	13,161	12,369
Computer software	18,504	17,472
Motor vehicles	5,632	5,660
Field equipment	2,439	2,634
Construction in progress	6,594	8,370

	184,755	179,580
Less accumulated depreciation	(58,068)	(53,954)

Property and equipment-net	$126,687	$125,626

Depreciation expense was $3.4 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively, and $6.9 million and $7.4 million for the six months ended June 30, 2011 and 2010, respectively.

As a result of the Company’s strategic plan to transition to a more focused national network of services within its youth division (see Note 16), the Company tested its long-lived assets at the eight affected facilities for impairment at March 31, 2011. The Company recognized a non-cash impairment charge of $0.3 million related to impairment of property and equipment which was included in the condensed consolidated statement of operations as asset impairment.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6. GOODWILL AND INTANGIBLE ASSETS

As a result of the change in its operating segments (see Note 18), the Company reestablished its reporting units using the reporting unit determination guidelines. Prior to the change in the operating segments, the Company’s reporting units were recovery, youth and weight management. There were no changes to the reporting units for the recovery and youth operating segments. It was determined that the weight management operating segment had two reporting units: weight loss and eating disorder. The weight loss reporting unit provides treatment services for adult and adolescent weight management. The eating disorder reporting unit provides treatment services related to disorders such anorexia nervosa, bulimia nervosa, binge eating and compulsive overeating. Goodwill was reassigned to the new reporting units using their relative fair values at June 30, 2011. The fair values of the new reporting units were in excess of their carrying values at June 30, 2011.

There were no changes to goodwill during the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, goodwill by reportable segments was as follows (in thousands):

	Recovery	Youth	Weight Management	Total
Balance
Goodwill	$502,671	$225,458	$19,760	$747,889
Accumulated impairment losses	(624)	(225,458)	—	(226,082)

	$502,047	$—	$19,760	$521,807

Intangible Assets

Total intangible assets at June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30, 2011				December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$19,231	$(4,447)	$14,784	20 years	$20,834	$(4,297)	$16,537
Accreditations	20 years	8,358	(1,933)	6,425	20 years	8,899	(1,835)	7,064
Curriculum	20 years	4,915	(1,137)	3,778	20 years	5,483	(1,131)	4,352
Government including Medicaid contracts	15 years	34,967	(12,627)	22,340	15 years	34,967	(11,463)	23,504
Managed care contracts	10 years	14,400	(7,800)	6,600	10 years	14,400	(7,080)	7,320
Managed care contracts	5 years	100	(75)	25	5 years	100	(65)	35
Core developed technology	5 years	2,704	(2,704)	—	5 years	2,704	(2,663)	41
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization		$84,827	$(30,875)	$53,952		$87,539	$(28,686)	$58,853

Intangible assets not subject to amortization:
Trademarks and trade names				171,132				173,078
Certificates of need				44,600				44,600
Regulatory licenses				37,501				37,501

Total intangible assets not subject to amortization				253,233				255,179

Total intangible assets				$307,185				$314,032

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As a result of the Company’s strategic plan to transition to a more focused national network of services within its youth division (see Note 16), the Company tested its finite-lived and infinite-lived intangible assets at the eight affected facilities for impairment at March 31, 2011. The Company recognized non-cash impairment charges of $2.1 million and $1.9 million related to the finite-lived and indefinite-lived intangible assets, respectively, which were included in the condensed consolidated statement of operations as asset impairment.

Total amortization expense for intangible assets subject to amortization was $1.4 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively.

Estimated future amortization expense related to the amortizable intangible assets at June 30, 2011 is as follows (in thousands):

Fiscal Year
2011 (remaining six months)	$2,711
2012	5,408
2013	5,396
2014	5,396
2015	5,396
Thereafter	29,645

Total	$53,952

7. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate to its financial statements for interim periods.

For the three and six months ended June 30, 2011, the Company’s tax expense on continuing operations was $3.6 million and $3.0 million respectively, representing an effective tax rate of 43.1% and 42.7%, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% as a result of state income taxes. For the three and six months ended June 30, 2010, the Company’s tax benefit on continuing operations was $7.3 million and $6.0 million, respectively, representing an effective tax rate of 14.4% and 12.6%, respectively.

There is no significant change relative to uncertain tax positions at June 30, 2011. The Company files its income tax returns in various jurisdictions, including the United States, United Kingdom and Canada. The Company is currently under examination by various state jurisdictions. There are different interpretations of tax laws and regulations and significant disputes may arise with these tax authorities involving issues of timing, amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates exposures associated with its tax filing positions.

8. LONG-TERM DEBT

Long-term debt at June 30, 2011 and December 31, 2010 consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Term loan	$388,664	$398,305
Revolving line of credit	36,500	34,000
Senior subordinated notes, net of discount of $1,210 in 2011 and $1,342 in 2010	176,086	175,954
Seller notes	245	1,680
Note payable, leasehold improvement	69	87

Total debt	601,564	610,026
Less current portion	(13,784)	(11,111)

Long-term debt-less current portion	$587,780	$598,915

Term Loans and Revolving Line of Credit — On January 20, 2011, the Company entered into an amendment agreement which further amended and restated the Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) to extend the maturity of a substantial portion of the Term Loans and revolving line of credit and provide the Company with greater flexibility to amend and refinance its Term Loans and revolving line of credit in the future. Certain financial covenants were also amended. The amendment was recognized as a modification of debts.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Term Loans — Key provisions of the Term Loans that were extended pursuant to the Second Amended and Restated Credit Agreement (“Extended Term Loans”) and those that were not (“Non-Extended Term Loans”) are summarized below.

Non-Extended Term Loans: At June 30, 2011, the amount outstanding under Non-Extended Term loans was $80.9 million and is payable on February 6, 2013. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%, subject to reduction to 2.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.25% subject to reduction to 1.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s. At June 30, 2011, the entire amount of the Non-Extended Term Loans consisted of LIBOR loans and the interest rate thereon was 2.496%.

Extended Term Loans: At June 30, 2011, the amount outstanding under Extended Term loans was $307.8 million and is payable in quarterly principal installments of $0.9 million over the payment period between March 31, 2013 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015. Interest is payable quarterly and rates are based on (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At June 30, 2011, the entire amount of the Non-Extended Term Loans consisted of LIBOR loans and the interest rate thereon was 4.746%.

The Company is required to apply a certain portion of excess cash to the principal amount of the Term Loan. Excess cash under the Second Amended and Restated Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items. The Company made a payment of $9.6 million in April 2011 related to excess cash.

Revolving Line of Credit — Key provisions of the revolving line of credit commitments that were extended pursuant to the Second Amended and Restated Credit Agreement (“Extended Revolving Line of Credit”) and those that were not extended (“Non-Extended Revolving Line of Credit”) are summarized below.

Non-Extended Revolving Line of Credit: The aggregate commitments of $37.0 million mature on February 6, 2012. Interest is payable at (i) for LIBOR loans of any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.50%, 2.25%, 2.00% or 1.75%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.50%, 1.25%, 1.00% or 0.75%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.500% per annum. At June 30, 2011, the amount outstanding under the Non-Extended Revolving Line of Credit was $13.5 million and the interest rate thereon was 2.686%.

Extended Revolving Line of Credit: The aggregate commitments of $63.0 million mature on August 16, 2015 provided that if any Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At June 30, 2011, the amount outstanding under the Extended Revolving Line of Credit was $23.0 million and the interest rate thereon was 4.186%.

Interest expense (gross) on total debt was $12.5 million and $10.9 million for the three months ended June 30, 2011 and 2010, respectively, and $24.5 million and $21.9 million for the six months ended June 30, 2011 and 2010, respectively.

9. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of interest rate swaps designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At June 30, 2011, the Company did not have any outstanding interest rate derivatives. The Company’s interest rate derivative (the “2008 Swap”), for which the Company received an interest rate equal to 3-month LIBOR and in exchange paid a fixed rate of 3.875% on the $200.0 million notional amount, matured on June 30, 2011. The Company’s other interest rate derivative (the “2006 Swap”), which converted $10.0 million of its floating-rate debt at 4.99%, matured on March 31, 2011.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt. At June 30, 2011, there were no such amounts remaining in accumulated other comprehensive income (loss).

The table below presents the fair value of the Company’s derivative financial instruments at June 30, 2011 and December 31, 2010 (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest Rate Swaps	Other current liabilities	$—	$3,535

Total derivatives designated as hedging instruments		$—	$3,535

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending June 30, 2011 and 2010 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest Rate Swaps	$(40)	$(279)	Interest expense	$(1,784)	$(2,011)	Interest expense	$—	$—

The table below presents the before-tax effect of the Company’s derivative financial instruments for the six months ending June 30, 2011 and 2010 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest Rate Swaps	$(152)	$(2,076)	Interest expense	$(3,649)	$(4,074)	Interest expense	$1	$(1)

10. LOAN PROGRAM

The Company’s loan program allows students and/or patients (the “Borrowers”) who meet certain predetermined credit and underwriting standards such as high FICO scores, full documentation, verification and certain cosigning requirements, to obtain third-party financing to pay a portion of the cost of participating in certain of the Company’s programs. The Company purchases loan notes from the third party lender on a recurring basis. The Loan Program notes receivable (net of reserves) were $9.3 million and $7.9 million at June 30, 2011 and December 31, 2010, respectively. Interest income related to the Loan Program notes was $0.2 million and $0.1 million for

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the three months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. Interest income is netted against interest expense in the condensed consolidated statements of operations.

The Company has established a loan loss reserve to account for non-performing notes receivable. The Company has utilized a variety of data from the consumer and education loan industry to establish its initial loan loss reserve. On a periodic basis, the Company evaluates the adequacy of the allowance based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The following schedule reflects activity associated with the Company’s loan loss reserve for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Loan Loss Reserve Account
Balance—beginning of the period	$1,065	$379	$916	$219
Loan loss expense	145	172	294	332

Balance—end of the period	$1,210	$551	$1,210	$551

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its interest rate swaps using terminal values which are derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at June 30, 2011 and December 31, 2010. These instruments are allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

The following table presents the non-financial assets of youth division that were measured and recorded at fair value on a nonrecurring basis as of June 30, 2011 (in thousands):

	Six Months Ended June 30, 2011		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Property and equipment	$337	$—	$—	$—	$—
Referral network	1,251	—	—	—	—
Accreditation	423	—	—	—	—
Curriculum	444	—	—	—	—
Trademarks and trade names	1,946	5,100	—	—	5,100

Total	$4,401	5,100	$—	$—	$5,100

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value of Financial Instruments

Financial instruments not measured on a recurring basis include cash, restricted cash, accounts receivable, accounts payable, loan program notes receivable and long-term debt. With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	June 30, 2011		December 31, 2010
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes receivable	$9,280	$7,324	$7,949	$6,028
Liabilities
Senior subordinated notes	$176,086	$187,291	$175,954	$187,232
Term loan	$388,664	$377,469	$398,305	$377,778

Notes receivable are measured at their estimated fair market value primarily based on securitization market conditions for similar loans. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S. Treasury notes with similar maturities. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments on the Company’s term loans. At June 30, 2011, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income (loss).

Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
		(As Restated)		(As Restated)
Net income (loss)	$4,352	$(44,562)	$3,465	$(43,318)
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $690 and $694 in the three months ended June 30, 2011 and 2010, and $1,391 and $800 in the six months ended June 30, 2011 and 2010)	1,055	1,038	2,106	1,197

Comprehensive income (loss)	$5,407	$(43,524)	$5,571	$(42,121)

13. COMMITMENTS AND CONTINGENCIES

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

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Litigation - The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows, except as discussed in note 19.

Loan Program Purchase Commitments - As of June 30, 2011, the Company has purchased approximately $13.7 million in loan program notes with a weighted average interest rate of 6.8% and a maximum remaining amortization period of 20 years. At June 30, 2011, the Company had $0.6 million of outstanding loan purchase commitments related to its Loan Program.

14. STOCK-BASED COMPENSATION

The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months ended June 30, 2011 and 2010 the Company recognized stock-based compensation expense of $0.7 million and $1.4 million, respectively, and $1.4 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, was $0.3 million and $0.5 million and $0.5 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011, the Group granted 154,986 units, which represent 1,394,874 share options to purchase Class A common stock of the Group and 154,986 share options to purchase Class L common stock of the Group. At June 30, 2011 and 2010, the Company had 3,237,882 and 3,782,767 unvested option shares with per-share, weighted average grant date fair values of $3.42 and $4.80, respectively. Additionally, 196,160 option shares with a per-share weighted average grant date fair value of $4.87 vested during the six months ended June 30, 2011.

Activity under the Group’s plans for the six months ended June 30, 2011 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2010	6,002,738	$7.77		5.77
Granted	1,549,860	7.25	2.00	9.92
Exercised	(126,188)			—
Forfeited/cancelled/expired	(1,069,069)	9.24	4.91

Outstanding-June 30, 2011	6,357,341	$7.48		6.28

Exercisable-June 30, 2011	3,119,459	$6.63		4.88

Exercisable and expected to be exercisable	6,039,474	$7.48		6.28

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2011, the Company had $177.3 million aggregate principal amount of the 10.75% senior subordinated notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three months and six months ended June 30, 2011 and 2010, and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of June 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,119	$1,350	$—	$11,469
Restricted cash	716	—	—	—	716
Accounts receivable-net of allowance for doubtful accounts	2	36,182	119	—	36,303
Prepaid expenses	3,438	2,931	595	—	6,964
Other current assets	521	1,360	147	—	2,028
Deferred income taxes	6,761	—	—	—	6,761
Current assets of discontinued operations	—	1,806	—	—	1,806

Total current assets	11,438	52,398	2,211	—	66,047

PROPERTY AND EQUIPMENT-Net	9,966	115,684	1,037	—	126,687
GOODWILL	—	518,310	3,497	—	521,807
INTANGIBLE ASSETS-Net	—	307,185	—	—	307,185
OTHER ASSETS-Net	21,354	623	14	—	21,991
INVESTMENT IN SUBSIDIARIES	950,130	—	—	(950,130)	—

TOTAL ASSETS	$992,888	$994,200	$6,759	$(950,130)	$1,043,717

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,497	$1,159	$95	$—	$4,751
Accrued liabilities	17,971	14,605	1,952	—	34,528
Income taxes payable	1,735	—	—	—	1,735
Current portion of long-term debt	13,505	279	—	—	13,784
Other current liabilities	726	14,361	6,502	—	21,589
Current liabilities of discontinued operations	—	1,321	—	—	1,321

Total current liabilities	37,434	31,725	8,549	—	77,708

LONG-TERM DEBT-Less current portion	587,745	35	—	—	587,780
OTHER LONG-TERM LIABILITIES	992	7,376	106	—	8,474
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	3,038	—	—	3,038
DEFERRED INCOME TAXES	105,933	—	—	—	105,933

Total liabilities	732,104	42,174	8,655	—	782,933

Total equity	260,784	952,026	(1,896)	(950,130)	260,784

TOTAL LIABILITIES AND EQUITY	$992,888	$994,200	$6,759	$(950,130)	$1,043,717

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,826	$285	$—	$7,111
Restricted cash	546	—	—	—	546
Accounts receivable-net of allowance for doubtful accounts	—	31,641	232	—	31,873
Prepaid expenses	4,488	3,862	180	—	8,530
Other current assets	585	1,333	3	—	1,921
Income taxes receivable	470	—	—	—	470
Deferred income taxes	6,761	—	—	—	6,761
Current assets of discontinued operations	—	1,635	—	—	1,635

Total current assets	12,850	45,297	700	—	58,847

PROPERTY AND EQUIPMENT-Net	9,515	115,023	1,088	—	125,626
GOODWILL	—	518,310	3,497	—	521,807
INTANGIBLE ASSETS-Net	—	314,032	—	—	314,032
OTHER ASSETS-Net	18,728	669	14	—	19,411
INVESTMENT IN SUBSIDIARIES	953,587	—	—	(953,587)	—

TOTAL ASSETS	$994,680	$993,331	$5,299	$(953,587)	$1,039,723

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$1,046	$41	$—	$4,937
Accrued liabilities	17,396	12,796	664	—	30,856
Current portion of long-term debt	9,641	1,470	—	—	11,111
Other current liabilities	4,127	13,128	1,050	—	18,305
Current liabilities of discontinued operations	—	3,619	—	—	3,619

Total current liabilities	35,014	32,059	1,755	—	68,828

LONG-TERM DEBT-Less current portion	598,618	297	—	—	598,915
OTHER LONG-TERM LIABILITIES	996	7,613	177	—	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	3,142	—	—	3,142
DEFERRED INCOME TAXES	105,079	—	—	—	105,079

Total liabilities	739,707	43,111	1,932	—	784,750

Total equity	254,973	950,220	3,367	(953,587)	254,973

TOTAL LIABILITIES AND EQUITY	$994,680	$993,331	$5,299	$(953,587)	$1,039,723

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$36	$115,509	$3,708	$—	$119,253
Management fee revenue	20,534	—	—	(20,534)	—

Total net revenue	20,570	115,509	3,708	(20,534)	119,253

OPERATING EXPENSES:
Salaries and benefits	4,055	49,172	1,548	—	54,775
Supplies, facilities and other operating costs	3,150	30,748	3,155	—	37,053
Provision for doubtful accounts	—	2,100	(8)	—	2,092
Depreciation and amortization	1,067	3,676	98	—	4,841
Management fee expense	—	19,499	1,035	(20,534)	—

Total operating expenses	8,272	105,195	5,828	(20,534)	98,761

OPERATING INCOME (LOSS)	12,298	10,314	(2,120)	—	20,492
INTEREST EXPENSE, NET	(12,109)	(57)	—	—	(12,166)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	189	10,257	(2,120)	—	8,326
INCOME TAX EXPENSE (BENEFIT)	82	4,420	(914)	—	3,588
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES, NET OF TAX	4,245	—	—	(4,245)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,352	5,837	(1,206)	(4,245)	4,738
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($233)	—	(386)	—	—	(386)

NET INCOME (LOSS)	$4,352	$5,451	$(1,206)	$(4,245)	$4,352

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
REVENUE:
Net client service revenue	$48	$109,982	$3,480	$—	$113,510
Management fee revenue	18,356	—		(18,356)	—

Total net revenue	18,404	109,982	3,480	(18,356)	113,510

OPERATING EXPENSES:
Salaries and benefits	4,751	46,785	1,733	—	53,269
Supplies, facilities and other operating costs	1,962	28,217	2,315	—	32,494
Provision for doubtful accounts	—	1,948	16	—	1,964
Depreciation and amortization	942	4,223	120	—	5,285
Asset impairments	—	16,434	237	—	16,671
Goodwill impairment	—	34,936	8,735	—	43,671
Management fee expense	—	17,662	694	(18,356)	—

Total operating expenses	7,655	150,205	13,850	(18,356)	153,354

OPERATING INCOME (LOSS)	10,749	(40,223)	(10,370)	—	(39,844)
INTEREST EXPENSE, NET	(10,619)	191	(284)	—	(10,712)
OTHER INCOME EXPENSE	—	(88)	—	—	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	130	(40,120)	(10,654)	—	(50,644)
INCOME TAX EXPENSE (BENEFIT)	19	(5,764)	(1,531)	—	(7,276)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(44,673)	—	—	44,673	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(44,562)	(34,356)	(9,123)	44,673	(43,368)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($754)	—	(1,194)	—	—	(1,194)

NET LOSS	$(44,562)	$(35,550)	$(9,123)	$44,673	$(44,562)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$78	$223,974	$6,114	$—	$230,166
Management fee revenue	41,584	—	—	(41,584)	—

Total net revenue	41,662	223,974	6,114	(41,584)	230,166

OPERATING EXPENSES:
Salaries and benefits	9,385	99,495	2,655	—	111,535
Supplies, facilities and other operating costs	6,036	59,299	4,358	—	69,693
Provision for doubtful accounts	—	3,936	6	—	3,942
Depreciation and amortization	2,119	7,429	193	—	9,741
Asset impairments	—	4,262	—	—	4,262
Management fee expense	—	39,797	1,787	(41,584)	—

Total operating expenses	17,540	214,218	8,999	(41,584)	199,173

OPERATING INCOME (LOSS)	24,122	9,756	(2,885)	—	30,993
INTEREST EXPENSE, NET	(23,795)	(127)	—	—	(23,922)
OTHER INCOME	31	—	—	—	31

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	358	9,629	(2,885)	—	7,102
INCOME TAX EXPENSE (BENEFIT)	153	4,112	(1,232)	—	3,033
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES, NET OF TAX	3,260			(3,260)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,465	5,517	(1,653)	(3,260)	4,069
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($365)	—	(604)	—	—	(604)

NET INCOME (LOSS)	$3,465	$4,913	$(1,653)	$(3,260)	$3,465

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
REVENUE:
Net client service revenue	$98	$211,457	$5,230	$—	$216,785
Management fee revenue	36,807	—	—	(36,807)	—

Total net revenue	36,905	211,457	5,230	(36,807)	216,785

OPERATING EXPENSES:
Salaries and benefits	9,799	93,295	2,980	—	106,074
Supplies, facilities and other operating costs	3,709	54,319	3,705	—	61,733
Provision for doubtful accounts	—	3,759	110	—	3,869
Depreciation and amortization	1,870	8,697	241	—	10,808
Asset impairments	—	16,434	237	—	16,671
Goodwill impairment	—	34,936	8,735	—	43,671
Management fee expense	—	36,507	1,210	(37,717)	—

Total operating expenses	15,378	247,947	17,218	(37,717)	242,826

OPERATING INCOME (LOSS)	21,527	(36,490)	(11,988)	910	(26,041)
INTEREST EXPENSE, NET	(21,323)	265	(459)	—	(21,517)
OTHER EXPENSE	—	(88)	—	—	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	204	(36,313)	(12,447)	910	(47,646)
INCOME TAX EXPENSE (BENEFIT)	26	(4,583)	(1,571)	115	(6,013)
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(44,291)			44,291

INCOME (LOSS) FROM CONTINUING OPERATIONS	(44,113)	(31,730)	(10,876)	45,086	(41,633)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF ($1,064)	—	(1,685)	—	—	(1,685)

NET LOSS	$(44,113)	$(33,415)	$(10,876)	$45,086	$(43,318)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$6,929	$15,335	$4,815	$—	$27,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,137)	(5,058)	(140)	—	(8,335)
Proceeds from sale of property and equipment	—	51	—	—	51
Acquisition of business, net of cash acquired	(59)	—	—	—	(59)

Net cash used in investing activities	(3,196)	(5,007)	(140)	—	(8,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	7,732	(4,122)	(3,610)	—	—
Capital contributed from Parent	(1,118)	—	—	—	(1,118)
Capitalized financing costs	(3,169)				(3,169)
Borrowings under revolving line of credit	9,500	—	—	—	9,500
Repayments under revolving line of credit	(7,000)				(7,000)
Repayments of term loan and seller notes	(9,678)	(2,913)	—	—	(12,591)

Net cash used in financing activities	(3,733)	(7,035)	(3,610)	—	(14,378)

INCREASE IN CASH AND CASH EQUIVALENTS	—	3,293	1,065	—	4,358
CASH AND CASH EQUIVALENTS Beginning of period	—	6,826	285	—	7,111
					—

CASH AND CASH EQUIVALENTS End of period	$—	$10,119	$1,350	$—	$11,469

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,562)	$36,430	$4,892	$—	$37,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,227)	(6,607)	(64)	—	(8,898)
Proceeds from sale of property and equipment	—	41	—	—	41
Acquisition of business, net of cash acquired	(58)	—	—	—	(58)

Net cash used in investing activities	(2,285)	(6,566)	(64)	—	(8,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	29,014	(24,950)	(4,064)	—	—
Capital contributed from Parent	8	—	—	—	8
Borrowings under revolving line of credit	10,500	—	—	—	10,500
Repayments under revolving line of credit	(25,000)	—	—	—	(25,000)
Repayments of term loan and seller notes	(8,675)	—	—	—	(8,675)

Net cash provided by (used in) financing activities	5,847	(24,950)	(4,064)	—	(23,167)

INCREASE IN CASH AND CASH EQUIVALENTS	—	4,914	764	—	5,678
CASH AND CASH EQUIVALENTS Beginning of period	—	4,745	237	—	4,982
					—

CASH AND CASH EQUIVALENTS End of period	$—	$9,659	$1,001	$—	$10,660

16. RESTRUCTURING

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its strategic business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. During the six months ended June 30, 2011, the Company continued its activity under the FY08 plan related to employee severance payments and long-term lease commitments resulting from prior period employee terminations and facility closures. During the six months ended June 30, 2011, the Company reached settlements on contract terminations related to rental leases at some of the facilities affected by the FY08 plan. This resulted in reversals of expenses recognized previously.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of restructuring activity under the FY08 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery	$42	$2,178	$2,220
Youth	(8)	4,046	4,038
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$34	$6,224	$6,258

Expenses
Recovery	$16	$(390)	$(374)
Youth	—	121	121
Weight management	—	—	—
Corporate	—	—	—

Total expenses	16	(269)	(253)
Cash payments
Recovery	(39)	(229)	(268)
Youth	(7)	(685)	(692)
Weight management	—	—	—
Corporate	—	—	—

Total cash payments	(46)	(914)	(960)
Restructuring reserve at June 30, 2011
Recovery	19	1,559	1,578
Healthy living	(15)	3,482	3,467
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at June 30, 2011	$4	$5,041	$5,045

On March 24, 2011, the Company announced a strategic plan to transition the services provided within its youth division to a more focused national network of services. This smaller network will allow the Company to apply its resources where there are the greatest needs and assure the best possible service for its students and families. In 2010, this business experienced difficulties as a result of declining economic conditions and the inability of families to access credit markets to fund tuition. As part of this strategic plan, the Company will be terminating operations at five facilities and consolidating services at three other facilities. The plan is intended to maximize the number of affected students who will be able to complete treatment and/or graduate and is expected to be implemented over a period of up to 6 months. As of June 30, 2011, the Company had completed the termination of operations at one of the facilities and plans to terminate operations at the remaining facilities during the third quarter. In connection with this plan, the Company recognized employee termination costs of approximately $3.3 million during the six months ended June 30, 2011. The amount of additional costs associated with this plan may vary materially based on various factors including actual employee terminations, any contract termination payments, and the success of student transition plans.

Additionally, as a part of a plan to align Company’s resources with its strategic business plan, management initiated restructuring of certain of its administrative functions at its corporate headquarters and other divisions during 2011. Collectively, this plan and the Company’s strategic plan to transition the services provided within its youth division is referred to as the FY 11 plan.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of restructuring activity under the FY11 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery	$—	$—	$—
Youth	—	—	—
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$—	$—	$—

Expenses
Recovery	$6	$—	$6
Youth	2,743	285	3,028
Weight management	29	—	29
Corporate	480	—	480

Total expenses	3,258	285	3,543
Cash payments
Recovery	(6)	—	(6)
Youth	(483)	(184)	(667)
Weight management	(18)	—	(18)
Corporate	(381)	—	(381)

Total cash payments	(888)	(184)	(1,072)
Restructuring reserve at June 30, 2011
Recovery	—	—	—
Youth	2,260	101	2,361
Weight management	11	—	11
Corporate	99	—	99

Total restructuring reserve at June 30, 2011	$2,370	$101	$2,471

17. DISCONTINUED OPERATIONS

At June 30, 2011, the Company had closed or sold an aggregate of 17 facilities under discontinued operations compared to 15 facilities at June 30, 2010.

Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net revenue	$500	$924	$1,030	$1,788
Operating expenses	1,118	1,532	1,858	3,196
Asset impairment	—	1,338	139	1,338
Interest expense	1	2	2	3

Loss before income taxes	(619)	(1,948)	(969)	(2,749)
Tax benefit	(233)	(754)	(365)	(1,064)

Loss from discontinued operations	$(386)	$(1,194)	$(604)	$(1,685)

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

18. SEGMENT INFORMATION

During the three months ended June 30, 2011, the Company changed its managerial and financial reporting structure. As a result, the Company identified its new reportable segments as recovery, youth and weight management. Prior to this change, the Company had two operating segments, which were also its reportable segments: recovery and healthy living. The weight management businesses that were previously reported under healthy living are now reported separately. The Company has retrospectively revised the segment presentation for all periods presented.

Reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery - The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2011, the recovery segment operates 30 inpatient, 20 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states.

Youth - The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Its offerings include boarding schools and experiential outdoor education programs. As of June 30, 2011, the youth segment operates 22 adolescent and young adult programs in 8 states.

Weight management - Weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of June 30, 2011, the weight management segment operates 18 weight management facilities located in 8 states in the United States (17 facilities), and in the United Kingdom (1 facility).

Corporate - In addition to the three reportable segments described above, the Company has activities classified as corporate which represent revenue and expenses associated with eGetgoing, an online internet treatment option, certain corporate-level general and administrative costs (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information system support), and stock-based compensation expense that are not allocated to the segments.

Major Customers - No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information - The Company’s business operations are primarily in the United States.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
		As Restated		As Restated
Net revenue:
Recovery	$89,354	$83,298	$175,076	$161,965
Youth	22,082	22,776	41,103	42,317
Weight management	7,781	7,388	13,909	12,405
Corporate	36	48	78	98

Total consolidated net revenue	$119,253	$113,510	$230,166	$216,785

Operating expenses:
Recovery	$58,688	$54,026	$116,244	$107,289
Youth (1)	24,060	84,257	52,296	107,176
Weight management (2)	7,740	7,416	13,093	12,983
Corporate	8,273	7,655	17,540	15,378

Total consolidated operating expenses	$98,761	$153,354	$199,173	$242,826

Operating income (loss):
Recovery	$30,666	$29,272	$58,832	$54,676
Youth	(1,978)	(61,481)	(11,193)	(64,859)
Weight management	41	(28)	816	(578)
Corporate	(8,237)	(7,607)	(17,462)	(15,280)

Total consolidated operating income (loss)	20,492	(39,844)	30,993	(26,041)
Interest expense-net	(12,166)	(10,712)	(23,922)	(21,517)
Other (expense) income	—	(88)	31	(88)

Total consolidated income (loss) from continuing operations before income taxes	$8,326	$(50,644)	$7,102	$(47,646)

Capital expenditures (3) :
Recovery	$1,817	$3,983	$3,859	$5,440
Youth	713	676	977	1,041
Weight management	125	138	362	190
Corporate	1,684	1,226	3,137	2,227

Total consolidated capital expenditures	$4,339	$6,023	$8,335	$8,898

			June 30, 2011	December 31, 2010
Total assets (3) :
Recovery			$902,028	$901,411
Youth			55,845	56,319
Weight management			40,002	38,197
Corporate			45,842	43,796

Total consolidated assets			$1,043,717	$1,039,723

(1)	Youth’s operating expenses include $4.3 million of asset impairment for the six months ended June 30, 2011. For the three and six months ended June 30, 2010, its operating expenses include $16.4 million of asset impairment and $43.7 million of goodwill impairment.
(2)	Weight management’s operating expenses include $0.3 million of asset impairment for the three and six months ended June 30, 2010.
(3)	Includes amounts related to discontinued operations.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

19. SUBSEQUENT EVENTS

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. The Company and CRC Health Oregon, Inc. are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. We and the other defendants intend to defend vigorously the pending lawsuit. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe this case is without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

In August 2011 and September 2011, two separate actions were brought against the Company’s New Life Lodge Facility. One such claim alleged negligence resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. The other claim is medical malpractice action for alleged wrongful death and seeks $13.0 million in compensatory and punitive damages. We intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, the Company believes these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

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

Restatement of previously issued condensed consolidated financial statements

Our Quarterly Report on Form 10-Q for the three months ended June 30, 2011 contains restated condensed consolidated financial statements, financial data and related disclosures for the three and six months ended June 30, 2010 as a result of errors identified in connection with an independent review initiated by our Board of Directors and management, as discussed in Note 2 to the accompanying condensed consolidated financial statements. We have also filed an Amended Annual Report on Form 10-K/A for the year ended December 31, 2010 as well as an Amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2011 with the SEC on October 17, 2011 immediately preceding the filing of this report.

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

The following table summarizes the impact of the restatement to the previously reported net loss attributable to CRC Health Corporation.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)
Net loss attributable to CRC Health Corporation, as previously reported	$(44,454)	$(43,593)

Adjustments related to the Facility:
Net client service revenues	9	68
Provision for doubtful accounts	(83)	(168)
Supplies, facilities and other operating costs	(39)	(62)
Income tax effects	47	67

Facility adjustments after tax	(66)	(95)

Other adjustments:
Net client service revenues	(323)	(323)
Stock compensation	254	510
Supplies, facilities and other operating costs	—	423
Income tax effects	27	(240)

Other adjustments after tax	(42)	370

Total adjustments	(108)	275

Net loss attributable to CRC Health Corporation, as restated	$(44,562)	$(43,318)

See Note 2 in the Notes to the condensed consolidated financial statements (Unaudited) for additional information on the restatement.

OVERVIEW

We are a leading provider of treatment services related to substance abuse, troubled youth, and for other addiction diseases and behavioral disorders such as eating disorders. We also provide treatment services for other addiction diseases and behavioral disorders such as eating disorders.

We deliver our services through our three divisions: recovery, youth and weight management. Our recovery provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides therapeutic educational programs to underachieving young people through residential schools and wilderness programs. Our weight management division provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities. Our recovery division, youth division and weight management division are also our three reportable segments.

As of June 30, 2011 our recovery division, operates 30 inpatient, 20 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division, operates 22 adolescent and young adult programs in 8 states. Our weight management division operates 18 weight management facilities. These facilities are located in 8 states in the United States (17 facilities), and in the United Kingdom (1 facility). Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resource and information system support).

During the three months ended June 30, 2011, we changed our managerial and financial reporting structure. As a result, we identified our new reportable segments as recovery, youth and weight management. Prior to this change, we had two operating segments, which were also our reportable segments: recovery and healthy living. The weight management businesses that were previously reported under healthy living are now reported separately. We have retrospectively revised the segment presentation for all periods presented.

Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fee revenue represents non-refundable upfront fees for post graduation services and these fees are deferred and recognized systematically over the life of the contract. During the three months ended June 30, 2011 and 2010, we generated 79.2% and 79.6% of our net revenue from non-governmental sources, including 57.0% and 61.8% from self payors, respectively, and 22.2% and 17.8% from commercial payors, respectively. During the six months ended June 30, 2011 and 2010, we generated 79.1% and 79.3% of our net revenue from non-governmental sources, including 56.9% and 61.6% from self payors, respectively, and 22.1% and 17.6% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

On March 24, 2011, we announced a strategic plan to transition the services provided within our youth division to a more focused national network of services. This smaller network will allow us to apply our resources where there are the greatest needs and assure the best possible service for our students and families. In 2010, this business experienced difficulties as a result of declining economic conditions and the inability of families to access credit markets to fund tuition. As part of this strategic plan, we will be terminating operations at five facilities and consolidating services at three other facilities. The plan is intended to maximize the number of affected students who will be able to complete treatment and/or graduate and is expected to be implemented over a period of up to 6 months. In connection with this plan, we have recognized employee termination costs of $3.3 million during the six months ended June 30, 2011. As of June 30, 2011, we have completed the termination of operations at one of the facilities and plan to terminate operations at the remaining facilities during the third quarter. The amount of additional costs associated with this plan may vary materially based on various factors including actual employee terminations, any contract termination payments, and the success of student transition plans.

During the three and six months ended June 30, 2011, our consolidated net revenue increased by $5.7 million and $13.4 million, or 5.1% and 6.2%, respectively, when compared to the comparable periods in 2010. Our consolidated operating expenses decreased $54.6 million and $43.7 million, or 35.6% and 18.0%, during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2011, our consolidated same-facility net revenue increased by $5.8 million and $13.4 million, or 5.1% and 6.2%, respectively, when compared to the comparable periods in 2010. On a consolidated basis, same-facility operating expenses decreased $11.2 million and $3.9 million, or 12.3% and 2.4%, respectively. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for recovery, youth and weight management exclude corporate level general and administrative costs (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support), stock-based compensation expense and expenses associated with eGetgoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three and six months ended June 30, 2011 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 in our Annual Report on Form 10-K/A.

Recently Adopted Accounting Guidance

For a summary of recently adopted and recently issued accounting guidance, please see Note 3 to the condensed consolidated financial statements, as included herein.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table presents our results of operations for the three months ended June 30, 2011 and 2010 (in thousands, except for percentages).

	Three Months Ended June 30, Total Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	$89,354	$83,298	$6,056	7.3%
Youth	22,082	22,776	(694)	(3.0)%
Weight management	7,781	7,388	393	5.3%
Corporate	36	48	(12)	(25.0)%

Total net revenue	119,253	113,510	5,743	5.1%
Operating expenses:
Recovery	58,688	54,026	4,662	8.6%
Youth (1)	24,060	84,257	(60,197)	(71.4)%
Weight management (2)	7,740	7,416	324	4.4%
Corporate	8,273	7,655	618	8.1%

Total operating expenses	98,761	153,354	(54,593)	(35.6)%
Operating income (loss):
Recovery	30,666	29,272	1,394	4.8%
Youth	(1,978)	(61,481)	59,503	96.8%
Weight management	41	(28)	69	246.4%
Corporate	(8,237)	(7,607)	(630)	(8.3)%

Operating income (loss)	20,492	(39,844)	60,336	151.4%
Interest expense-net	(12,166)	(10,712)	(1,454)	(13.6)%
Other expense	—	(88)	88	100.0%

Income (loss) from continuing operations before income taxes	8,326	(50,644)	58,970	116.4%
Income tax expense (benefit)	3,588	(7,276)	10,864	(149.3)%

Income (loss) from continuing operations, net of tax	4,738	(43,368)	48,106	110.9%
Loss from discontinued operations, (net of tax benefit of ($233) and ($754) in the three months ended June 30, 2011 and 2010, respectively)	(386)	(1,194)	808	67.7%

Net income (loss)	$4,352	$(44,562)	$48,914	109.8%

(1)	Youth’s operating expenses for the three months ended June 30, 2010 include $16.4 million of asset impairment and $43.7 million of goodwill impairment.
(2)	Weight management’s operating expenses for the three months ended June 30, 2011 include $0.3 million of asset impairment.

The following table compares total facility statistics for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, Total Facility
	2011	2010	% change
		As restated
Recovery
Residential facilities
Revenue (in thousands)	$58,526	$53,275	9.9%
Patient days	152,981	144,506	5.9%
Net revenue per patient day	$382.57	$368.67	3.8%
CTCs
Revenue (in thousands)	$30,828	$30,022	2.7%
Patient days	2,455,144	2,409,764	1.9%
Net revenue per patient day	$12.56	$12.46	0.8%

Youth
Residential facilities
Revenue (in thousands)	$13,939	$15,890	(12.3)%
Patient days	39,740	47,134	(15.7)%
Net revenue per patient day	$350.75	$337.12	4.0%
Outdoor programs
Revenue (in thousands)	$8,143	$6,886	18.3%
Patient days	15,691	12,453	26.0%
Net revenue per patient day	$518.96	$552.96	(6.1)%
Weight Management
Revenue (in thousands)	$7,781	$7,388	5.3%
Patient days	25,062	23,531	6.5%
Net revenue per patient day	$310.47	$313.97	(1.1)%

Consolidated net revenue increased $5.7 million, or 5.1%, to $119.3 million for the three months ended June 30, 2011 from $113.5 million for the three months ended June 30, 2010. Of the total net revenue increase, recovery contributed an increase of $6.1 million, or 7.3%, youth had a decrease of $0.7 million, or 3.0% and weight management recorded an increase of $0.4 million or 5.3%. The $6.1 million, or 7.3%, increase within recovery was driven by increases of $5.3 million and $0.8 million within residential facilities and CTCs, respectively. The $0.7 million, or 3.0%, decrease within youth was driven by a decrease of $2.0 million in residential facilities, offset by increases of $1.3 million within outdoor programs. The increase of $0.4 million within weight management was driven primarily by the summer camps.

Consolidated operating expenses decreased $54.6 million, or 35.6%, to $98.8 million for the three months ended June 30, 2011 from $153.4 million in the same period of 2010. The $54.6 million decrease in operating expenses was primarily driven by a decrease of non-cash goodwill and asset impairment charges of $60.1 million within youth. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $5.7 million, or 6.2%, over the same period of 2010. Of the $5.7 million increase, recovery contributed an increase of $4.7 million, weight management and corporate each contributed $0.6 million.

Our consolidated operating margin was 17.2% in the three months ended June 30, 2011 compared to (35.1)% in the comparable period of 2010. The increase in operating margin resulted from a decrease in non-cash goodwill and asset impairment charges. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 17.2% in the three months ended June 30, 2011 compared to 18.1% in the comparable period of 2010. Recovery’s margins for the three months ended June 30, 2011 were 34.3% compared to 35.1% in the prior year period. Youth’s operating margin increased to (9.0)% for the three months ended June 30, 2011 compared to operating margin of (269.9)% in the comparable period of 2010. Without considering non-cash goodwill and asset impairment charges, youth’s operating margin was (9.0)% for the three months ended June 30, 2011 compared to (6.4)% in the comparable period of 2010. Weight management’s operating margin increased to 0.5% in 2011 from (0.4)% in 2010.

For the three months ended June 30, 2011, consolidated net income from continuing operations increased by $48.1 million over the prior year period resulting in an income from continuing operations, net of tax, of $4.7 million compared to a loss from continuing operations, net of tax, of $43.4 million in the same period of 2010. The increase in income from continuing operations in 2011 compared to 2010 is primarily driven by a decrease in non-cash goodwill and asset impairment charges of $60.1 million offset by an increase in tax expense of $10.9 million and increase in revenue of $5.7 million.

The following table presents our same-facility results of operations for the three months ended June 30, 2011 and 2010 (in thousands, except for percentages).

	Three Months Ended June 30, Same Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	$89,147	$83,298	$5,849	7.0%
Youth	21,690	22,165	(475)	(2.1)%
Weight management	7,781	7,378	403	5.5%

Total net revenue	118,618	112,841	5,777	5.1%
Operating expenses:
Recovery	52,965	48,877	4,088	8.4%
Youth (1)	20,548	35,491	(14,943)	(42.1)%
Weight management (2)	6,209	6,568	(359)	(5.5)%

Total operating expenses	79,722	90,936	(11,214)	(12.3)%
Operating income (loss):
Recovery	36,182	34,421	1,761	5.1%
Youth division	1,142	(13,326)	14,468	108.6%
Weight management	1,572	810	762	94.1%

Operating income	$38,896	$21,905	$16,991	77.6%

(1)	Youth’s operating expenses for the three months ended June 30, 2010, include $14.9 million of asset impairment.
(2)	Weight management’s operating expense for the three months ended June 30, 2010 includes $0.2 million of asset impairment.

The following table compares same facility statistics for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, Same Facility
	2011	2010	% change
		As restated
Recovery
Residential facilities
Revenue (in thousands)	$58,319	$53,276	9.5%
Patient days	152,981	144,506	5.9%
Net revenue per patient day	$381.22	$368.68	3.4%
CTCs
Revenue (in thousands)	$30,828	$30,022	2.7%
Patient days	2,455,144	2,409,764	1.9%
Net revenue per patient day	$12.56	$12.46	0.8%

Youth
Residential facilities
Revenue (in thousands)	$13,547	$15,279	(11.3)%
Patient days	37,968	44,495	(14.7)%
Net revenue per patient day	$356.80	$343.39	3.9%
Outdoor programs
Revenue (in thousands)	$8,143	$6,886	18.3%
Patient days	15,691	12,453	26.0%
Net revenue per patient day	$518.96	$552.96	(6.1)%
Weight Management
Revenue (in thousands)	$7,781	$7,378	5.5%
Patient days	25,062	23,531	6.5%
Net revenue per patient day	$310.47	$313.54	(1.0)%

On a same-facility basis, recovery’s net revenue increased $5.8 million, or 7.0%, to $89.1 million from $83.3 million in the same prior year quarter. The same-facility increases were due to increases of $5.0 million within residential facilities and $0.8 million within CTCs. Youth’s same-facility revenue decreased $0.5 million or 2.1% to $21.7 million from $22.2 million in the prior year quarter. The $0.5 million same-facility revenue decrease within youth was driven by a decrease of $1.8 million in residential facilities, offset by increases of $1.3 million within the outdoor programs. Weight management’s same-facility revenue increased by $0.4 million or 5.5% due to an increase in patient days.

On a same-facility basis, recovery’s operating expenses increased $4.1 million, driven by an increase of $3.7 million and $0.4 million in residential facilities and CTCs, respectively, compared to the same prior year quarter. Youth’s same-facility operating expenses decreased $14.9 million due to a decrease of asset impairment charges of $14.9 million.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table presents our results of operations for the six months ended June 30, 2011 and 2010 (in thousands, except for percentages).

	Six Months Ended June 30, Total Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	$175,076	$161,965	$13,111	8.1%
Youth	41,103	42,317	(1,214)	(2.9)%
Weight management	13,909	12,405	1,504	12.1%
Corporate	78	98	(20)	(20.4)%

Total net revenue	230,166	216,785	13,381	6.2%
Operating expenses:
Recovery	116,244	107,289	8,955	8.3%
Youth (1)	52,296	107,176	(54,880)	(51.2)%
Weight management (2)	13,093	12,983	110	0.8%
Corporate	17,540	15,378	2,162	14.1%

Total operating expenses	199,173	242,826	(43,653)	(18.0)%
Operating income (loss):
Recovery	58,832	54,676	4,156	7.6%
Youth	(11,193)	(64,859)	53,666	82.7%
Weight management	816	(578)	1,394	241.2%
Corporate	(17,462)	(15,280)	(2,182)	(14.3)%

Operating (loss) income	30,993	(26,041)	57,034	219.0%
Interest expense-net	(23,922)	(21,517)	(2,405)	(11.2)%
Other income (expense)	31	(88)	119	135.2%

Income (loss) from continuing operations before income taxes	7,102	(47,646)	54,748	114.9%
Income tax (benefit) expense	3,033	(6,013)	9,046	(150.4)%

Income (loss) from continuing operations, net of tax	4,069	(41,633)	45,702	109.8%
Loss from discontinued operations, (net of tax benefit of ($365) and ($1,064) in the six months ended June 30, 2011 and 2010, respectively)	(604)	(1,685)	1,081	64.2%

Net income (loss)	$3,465	$(43,318)	$46,783	109.8%

(1)	Youth’s operating expenses for the six months ended June 30, 2011 include $4.3 million of asset impairment, and for the six months ended June 30, 2010 include $16.4 million of asset impairment and $43.7 million of goodwill impairment.
(2)	Weight management’s operating expenses for the six months ended June 30, 2010 include $0.3 million of asset impairment. There were no such charges in 2011.

The following table compares total facility statistics for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, Total Facility
	2011	2010	% change
		As restated
Recovery
Residential facilities
Revenue (in thousands)	$114,468	$103,513	10.6%
Patient days	303,191	284,038	6.7%
Net revenue per patient day	$377.54	$364.43	3.6%
CTCs
Revenue (in thousands)	$60,608	$58,451	3.7%
Patient days	4,832,428	4,755,255	1.6%
Net revenue per patient day	$12.54	$12.29	2.0%

Youth
Residential facilities
Revenue (in thousands)	$27,569	$30,651	(10.1)%
Patient days	74,704	91,165	(18.1)%
Net revenue per patient day	$369.04	$336.21	9.8%
Outdoor programs
Revenue (in thousands)	$13,534	$11,666	16.0%
Patient days	24,997	20,921	19.5%
Net revenue per patient day	$541.42	$557.62	(2.9)%
Weight Management
Revenue (in thousands)	$13,909	$12,405	12.1%
Patient days	40,797	38,815	5.1%
Net revenue per patient day	$340.93	$319.59	6.7%

Consolidated net revenue increased $13.4 million, or 6.2%, to $230.2 million for the six months ended June 30, 2011 from $216.8 million for the six months ended June 30, 2010. Of the total net revenue increase, recovery contributed an increase of $13.1 million, or 8.1%, youth contributed a decrease of $1.2 million, or 2.9% and weight management recorded an increase of $1.5 million, or 12.1%. The $13.1 million, or 8.1%, increase within recovery was driven by increases of $11.0 million and $2.2 million within residential facilities and CTCs, respectively. The $1.2 million, or 2.9%, decrease within youth was driven by increases of $1.9 million in outdoor programs offset by a decrease of $3.1 million in the residential facilities. The increase of $1.5 million within weight management was due to higher patient days and favorable pricing.

Consolidated operating expenses decreased $43.7 million, or 18.0%, to $199.2 million for the six months ended June 30, 2011 from $242.8 million in the same period of 2010. The $43.7 million decrease in operating expenses was primarily driven by a decrease in non-cash goodwill and asset impairment charges of $55.8 million within youth. Without considering non-cash goodwill and asset impairment charges, consolidated operating expenses increased $12.4 million over the same period of 2010.

Our consolidated operating margin was 13.5% in the six months ended June 30, 2011 compared to (12.0)% in the comparable period of 2010. The increase in operating margin resulted from a decrease in non-cash goodwill and asset impairment charges in the youth division. Without considering non-cash goodwill and asset impairment charges, consolidated operating margin was 15.3% in the six months ended June 30, 2011 compared to 15.8% in the comparable period of 2010. Recovery’s margins for the six months ended June 30, 2011 were 33.6% compared to 33.8% in the prior year period. Youth’s operating margin increased to (27.2)% for the six months ended June 30, 2011 compared to operating margin of (153.3)% in the comparable period of 2010. Without considering non-cash goodwill and asset impairment charges, youth’s operating margin was (16.9)% for the six months ended June 30, 2011 compared to (11.4)% in the comparable period of 2010. Weight management’s operating margin increased to 5.9% for the six months ended June 30, 2011 compared to (4.7)% for the comparable period in 2010. Without considering non-cash asset impairment charges, weight management’s operating margin in 5.9% and (2.1)% during the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, consolidated net income from continuing operations increased by $45.7 million over the prior year period resulting in an income from continuing operations, net of tax, of $4.1 million compared to a loss from continuing operations, net of tax, of $41.6 million in the same period of 2010. The increase in income from continuing operations in 2011 compared to 2010 is primarily driven by a decrease in non-cash goodwill and asset impairment charges of $56.1 million and an increase of $13.4 million in revenue offset by an increase in tax expense of $9.0 million, an increase in interest expense of $2.4 million and an increase in other operating expenses of $12.4 million.

The following table presents our same-facility results of operations for the six months ended June 30, 2011 and 2010 (in thousands, except for percentages).

	Six Months Ended June 30, Same Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	$174,605	$161,964	$12,641	7.8%
Youth	40,263	41,038	(775)	(1.9)%
Weight management	13,904	12,393	1,511	12.2%

Total net revenue	228,772	215,395	13,377	6.2%
Operating expenses:
Recovery	104,877	96,896	7,981	8.2%
Youth(1)	43,524	54,859	(11,335)	(20.7)%
Weight management(2)	11,019	11,605	(586)	(5.0)%

Total operating expenses	159,420	163,360	(3,940)	(2.4)%
Operating income (loss):
Recovery	69,728	65,068	4,660	7.2%
Youth	(3,261)	(13,821)	10,560	76.4%
Weight management	2,885	788	2,097	266.1%

Operating income	$69,352	$52,035	$17,317	33.3%

(1)	Youth’s operating expenses for the six months ended June 30, 2011 and 2010 include $2.3 million and $14.9 million of asset impairment, respectively.
(2)	Weight management’s operating expenses for the six months ended June 30, 2010 include $0.2 million of asset impairment. There were no such charges during 2011.

The following table compares same facility statistics for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, Same Facility
	2011	2010	% change
		As restated
Recovery
Residential facilities
Revenue (in thousands)	$113,997	$103,513	10.1%
Patient days	303,191	284,038	6.7%
Net revenue per patient day	$375.99	$364.43	3.2%
CTCs
Revenue (in thousands)	$60,608	$58,451	3.7%
Patient days	4,832,428	4,755,255	1.6%
Net revenue per patient day	$12.54	$12.29	2.0%

Youth
Residential facilities
Revenue (in thousands)	$26,729	$29,372	(9.0)%
Patient days	70,816	85,487	(17.2)%
Net revenue per patient day	$377.44	$343.58	9.9%
Outdoor programs
Revenue (in thousands)	$13,534	$11,666	16.0%
Patient days	24,997	20,921	19.5%
Net revenue per patient day	$541.42	$557.62	(2.9)%
Weight Management
Revenue (in thousands)	$13,904	$12,393	12.2%
Patient days	40,797	38,815	5.1%
Net revenue per patient day	$340.81	$319.28	6.7%

On a same-facility basis, recovery’s net revenue increased $12.6 million, or 7.8%, to $174.6 million from $162.0 million in the same prior year period. The same-facility increases were due to increases of $2.2 million within CTCs and $10.5 million within residential facilities. Youth’s same-facility revenue decreased $0.8 million, or 1.9%, to $40.2 million from $41.0 million in the same prior year period. The $0.8 million same-facility revenue decrease within youth was driven by decrease of $2.7 million residential facilities, offset by increases of $1.9 million in outdoor programs. Weight management’s revenue increased $1.5 million primarily due to higher patient days and favorable pricing.

On a same-facility basis, recovery division operating expenses increased $8.0 million driven by an increase of $6.6 million in residential facilities and an increase of $1.4 million in CTCs compared to the same prior year period. Youth’s same-facility operating expenses decreased $11.3 million primarily due to a decrease in asset impairment charges of $12.6 million and a decrease of $0.9 million in depreciation and amortization, offset by an increase of $1.9 million in salaries and benefits. Weight management’s same-facility operating expenses decreased $0.6 million primarily due to decreases on $0.3 million and $0.2 million in salaries and benefits and asset impairments, respectively.

Sources and Uses of Cash

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$27,079	$37,760
Net cash used in investing activities	(8,343)	(8,915)
Net cash used in financing activities	(14,378)	(23,167)

Net increase in cash	$4,358	$5,678

Cash provided by operating activities was $27.1 million for the six months ended June 30, 2011 as compared to $37.8 million during the same period in 2010. The decrease of $10.7 million was primarily the result of changes in working capital from faster receivable collection and higher payments of payables. Additionally, interest payments during 2011 were $2.7 million higher and tax payments were $0.9 million higher than the same period in 2010.

Cash used in investing activities was $8.3 million for the six months ended June 30, 2011 as compared to $8.9 million during the same period of 2010. The decrease of $0.6 million primarily relates to a decrease in the purchases of property and equipment.

Cash used in financing activities was $14.4 million for the six months ended June 30, 2011 as compared to $23.2 million during the same period in 2010. The decrease of $8.8 million is primarily due to the decrease of $17.0 million in the net repayments of the revolving line of credit, offset by $3.2 million increase in capitalized financing costs, $3.9 million increase in repayment of the term loan and seller notes, and $1.1 million increase in capital distributed to Parent.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of June 30, 2011, our senior secured credit facility was comprised of a $388.7 million senior secured term loan facility and a $100.0 million revolving credit facility. Of the $388.7 million of term loans outstanding at June 30, 2011, $307.8 million (“Extended Term Loans”) is payable in quarterly principal installments of $0.9 million between March 31, 2013 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015. The remaining $80.9 million (“Non-Extended Term Loans’) of term loans outstanding at June 30, 2011 is payable on February 6, 2013. At June 30, 2011, the revolving credit facility had $53.8 million available for borrowing, $36.5 million outstanding and $9.7 million of letters of credit issued and outstanding.

Aggregate commitments of $37.0 million (“Non-Extended Revolving Line of Credit”) under the revolving credit facility mature on February 6, 2012. The remaining $63.0 million (“Extended Revolving Line of Credit”) mature on August 16, 2015 provided that if any of the Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Of the $36.5 million outstanding at June 30, 2011 under the revolving credit facility, $13.5 million was classified on our balance sheet as current portion of long term debt.

At June 30, 2011, we had $177.3 million in aggregate principal amount of 10.75% senior subordinated notes due 2016.

We anticipate that cash generated by operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

We may expand existing recovery, youth and weight management facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. We have historically made and currently intend to make payments to reduce borrowing under the revolving line of credit from operating cash flow. In addition, if future financings are executed, we expect that such financings will serve not only to partially fund acquisitions but also to repay all or part of any outstanding revolving line of credit balances then outstanding. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of June 30, 2011, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2010. As of June 30, 2011, our exposure to market risk has not changed materially since December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

After discovering the errors identified in our Form 10-K/A for the year ended December 31, 2010 and our Form 10-Q/A for the three months ended March 31, 2011, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have reevaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This reevaluation identified a material weakness in our internal control over financial reporting. Based on the evaluation of this material weakness, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2011, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 6.	Exhibits

The Exhibit Index beginning on page 40 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 17, 2011

CRC HEALTH CORPORATION (Registrant)

By	/S/ LEANNE M. STEWART
LeAnne M. Stewart, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer †

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase †

101.LAB	XBRL Taxonomy Extension Label Linkbase †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase †

‡	Filed herewith.
†	Furnished herewith.