Form 10-Q
period 2011-09-30
CRC Health CORP
filed 2011-11-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 14, 2011 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,070	$7,111
Restricted cash	444	546
Accounts receivable-net	36,194	31,873
Prepaid expenses	5,653	8,530
Other current assets	2,172	1,921
Income taxes receivable	—	470
Deferred income taxes	6,761	6,761
Current assets of discontinued operations	1,557	1,635

Total Current Assets	66,851	58,847
PROPERTY AND EQUIPMENT - Net	127,049	125,626
GOODWILL - Net	521,807	521,807
OTHER INTANGIBLE ASSETS - Net	305,831	314,032
OTHER ASSETS - Net	21,865	19,411

TOTAL ASSETS	$1,043,403	$1,039,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,059	$4,937
Accrued liabilities	30,218	30,856
Income taxes payable	4,631	—
Current portion of long-term debt	13,784	11,111
Other current liabilities	13,920	18,305
Current liabilities of discontinued operations	2,746	3,619

Total current liabilities	70,358	68,828
LONG TERM DEBT - Less current portion	587,837	598,915
OTHER LONG-TERM LIABILITIES	8,398	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	7,060	3,142
DEFERRED INCOME TAXES	106,012	105,079

Total liabilities	779,665	784,750

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	463,414	462,970
Accumulated deficit	(199,676)	(205,891)
Accumulated other comprehensive loss	—	(2,106)

Total stockholders’ equity	263,738	254,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,403	$1,039,723

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
		(As Restated, See Note 2)		(As Restated, See Note 2)
NET REVENUE:
Net client service revenues	$119,286	$113,422	$341,644	$320,554

OPERATING EXPENSES:
Salaries and benefits	52,176	51,669	155,776	151,346
Supplies, facilities and other operating costs	35,250	32,353	101,543	90,188
Provision for doubtful accounts	2,618	1,754	6,507	5,625
Depreciation and amortization	5,007	4,991	14,721	15,500
Asset impairment	—	1,696	1,947	9,209
Goodwill impairment	—	9,052	—	52,723

Total operating expenses	95,051	101,515	280,494	324,591

OPERATING INCOME (LOSS)	24,235	11,907	61,150	(4,037)
INTEREST EXPENSE, NET	(10,246)	(10,734)	(34,168)	(32,251)
OTHER INCOME (EXPENSE)	—	—	31	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,989	1,173	27,013	(36,376)
INCOME TAX EXPENSE	6,731	2,405	11,988	296

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	7,258	(1,232)	15,025	(36,672)
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX (NOTE 16)	(4,508)	(3,867)	(8,810)	(11,747)

NET INCOME (LOSS)	$2,750	$(5,099)	$6,215	$(48,419)

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
		(As Restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,215	$(48,419)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,753	15,929
Amortization of debt discount and capitalized financing costs	3,043	3,179
Goodwill impairment	—	52,723
Asset impairment	4,401	20,504
Gain on interest rate swap agreement	(38)	(292)
Gain on sale of property and equipment	(125)	42
Provision for doubtful accounts	6,604	5,809
Stock-based compensation	2,060	2,447
Deferred income taxes	—	(12,668)
Changes in assets and liabilities:
Restricted cash	102	(295)
Accounts receivable	(10,935)	(7,751)
Prepaid expenses	2,889	1,761
Income taxes receivable and payable	4,628	4,411
Other current assets	(246)	88
Accounts payable	144	2,385
Accrued liabilities	240	(212)
Other current liabilities	(767)	899
Other long-term assets	(2,091)	(3,442)
Other long-term liabilities	3,271	2,509

Net cash provided by operating activities	34,148	39,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(12,356)	(14,678)
Proceeds from sale of property and equipment	152	41
Acquisition of businesses, net of cash acquired	(91)	(86)

Net cash used in investing activities	(12,295)	(14,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed (to) from Parent	(1,616)	8
Capitalized financing costs	(3,169)	—
Borrowings under revolving line of credit	9,500	13,500
Repayments under revolving line of credit	(7,000)	(30,000)
Repayment of long-term debt	(12,609)	(9,015)

Net cash used by financing activities	(14,894)	(25,507)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,959	(623)
CASH AND CASH EQUIVALENTS—Beginning of year	7,111	4,982

CASH AND CASH EQUIVALENTS—End of period	$14,070	$4,359

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payable related to acquisition	$185	$309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$36,558	$34,250

Cash paid for income taxes, net of refunds	$2,054	$1,147

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Overview

CRC Health Corporation (“the Company”) is a wholly owned subsidiary of CRC Health Group, Inc., referred to as “the Group” or “the Parent.” The Company is headquartered in Cupertino, California, and through its wholly owned subsidiaries provides treatment services related to substance abuse, troubled youth, and for other addiction diseases and behavioral disorders.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements.

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

Use of Estimates — Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications: Discontinued Operations — The condensed consolidated statements of operations have been reclassified for all periods presented to reflect the presentation of closed or sold facilities as discontinued operations (see Note 16). Unless noted otherwise, discussions in the notes to the condensed consolidated financial statements pertain to continuing operations.

Reclassifications: Segment Information — During the second quarter of 2011, the Company changed its managerial and financial reporting structure. As a result, the Company identified its new reportable segments as recovery, youth and weight management (see Note 17). The Company has retrospectively revised the segment presentation for all periods presented.

Recently Issued Accounting Guidance — In September 2011, the Financial Standards Accounting Board (“FASB”) issued an update to its authoritative guidance regarding goodwill impairment testing that allows an entity to have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued updated authoritative guidance which requires health care entities to change the presentation of their statements of operations by reclassifying the provision for bad debts associated with patient service revenue from operating expenses to a reduction in patient service revenue. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The updated guidance also requires disclosures about major payor sources of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The updated guidance will be effective for annual and interim periods beginning after December 31, 2011. The Company is currently assessing the impact adoption of this guidance will have on the consolidated financial statements.

In June 2011, the FASB issued updated authoritative guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The updated guidance will be effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued updated authoritative guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the updated guidance is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. The updated guidance will be effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As disclosed in the Company’s Form 10-K/A for the year ended December 31, 2010, the Company’s Form 10-Q/A for the quarterly period ended March 31, 2011, and the Company’s Form 10-Q for the quarterly period ended June 30, 2011, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, including the quarterly data for the years 2009 and 2010, and for the fiscal quarter ended March 31, 2011. The restatements were prompted by errors in accounting for revenue, accounts receivable, bad debt expenses, and general expenses at one of the Company’s recovery residential facilities (the “Facility”).

The following table summarizes the impact of the restatement on the previously reported net loss for periods in 2010 not presented previously:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in thousands)
Net loss, as previously reported	$(4,476)	$(48,069)

Adjustments related to the Facility
Net client service revenues	(58)	10
Provision for doubtful accounts	(117)	(285)
Supplies, facilities and other operating costs	(84)	(146)
Income tax effects	107	174

Facility adjustments after tax	(152)	(247)

Other adjustments:
Net client service revenues	—	(323)
Stock compensation	(777)	(269)
Supplies, facilities and other operating costs	—	423
Income tax effects	306	66

Other adjustments after tax	(471)	(103)

Total adjustments	(623)	(350)

Net loss, as restated	(5,099)	(48,419)

The restated condensed consolidated financial statements for the three and nine months ended September 30, 2010 include adjustments to correct the following errors (in thousands):

•

$58 of revenue was improperly recognized for the three months ended September 30, 2010 and $10 of revenue should have been recognized for the nine months ended September 30, 2010. The revenue recognition issues resulted primarily from a failure by a former employee of the Facility to use correct billing rates and to accurately record services provided.

•

$117 and $285 of provision for doubtful accounts were understated for the three and nine months ended September 30, 2010, respectively. The understatement resulted primarily from errors in the processes used by a former employee of the Facility in aging the receivables and the application of allowance percentages.

•

$84 and $146 of operating expenses not recognized for the three and nine months ended September 30, 2010, respectively, should have been recognized. These adjustments resulted primarily from errors in accruing for expenses and properly classifying and recording prepaid assets.

•	Income tax benefit for the tax effect of the items corrected above is $107 and $174 for the three and nine months ended September 30, 2010, respectively.

The Company also restated the three and nine months ended September 30, 2010 to correct other previously identified immaterial adjustments that had been previously recorded so such immaterial adjustments are recorded in the proper period.

The effects of the correction of these other errors in the three and nine months ended September 30, 2010, respectively, are as follows (in thousands):

•	$323 of net client service revenue at two outpatient clinics previously recorded for the nine months ended September 30, 2010, has been correctly recorded in 2009.

•

$343 increase and $105 reduction in stock-based compensation expense for Tranche 2 and Tranche 3 options that had previously been recorded in the fourth quarter of 2010 was correctly recorded for the three and nine months ended September 30, 2010, respectively.

•

$434 and $374 of reductions in stock-based compensation expense for the three and nine months ended September 30, 2010, respectively, related to estimated forfeitures for cancelled options that had been previously recorded in the third quarter of 2010, were corrected to record such reductions in expense of $60 in the six months ended June 30, 2010 and $374 in 2009 and prior periods.

•	$423 of management fees previously recorded for the nine months ended September 30, 2010 has been correctly recorded in 2009.

•	Income tax benefit for the tax effect of the items corrected above is $306 and $66 for three and nine months ended September 30, 2010, respectively.

In addition, the amounts shown in the line item “equity in income (loss) of subsidiaries, net of tax” under the CRC Health Corporation column in the condensed consolidating statements of operations for the Company and its subsidiary guarantors for the three and nine months ended September 30, 2010, included in Note 14, previously presented after income (loss) from continuing operations have been correctly presented as a component of income (loss) from continuing operations.

The following tables summarize the effects of the restatement and reclassification of discontinued operations on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010
	As Previously Reported (A)	Adjustments	Reclassification of Discontinuted Operations	As Restated
NET REVENUE:
Net client service revenues	$118,953	$(58)	$(5,473)	$113,422

OPERATING EXPENSES:
Salaries and benefits	54,620	777	(3,728)	51,669
Supplies, facilities and other operating costs	34,503	84	(2,234)	32,353
Provision for doubtful accounts	1,666	117	(29)	1,754
Depreciation and amortization	5,037	—	(46)	4,991
Asset impairment	2,495	—	(799)	1,696
Goodwill impairment	9,052	—	—	9,052

Total operating expenses	107,373	978	(6,836)	101,515

OPERATING INCOME	11,580	(1,036)	1,363	11,907
INTEREST EXPENSE, NET	(10,734)	—	—	(10,734)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	846	(1,036)	1,363	1,173
INCOME TAX EXPENSE	2,291	(413)	527	2,405

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(1,445)	(623)	836	(1,232)
LOSS FROM DISCONTINUED OPERATIONS	(3,031)	—	(836)	(3,867)

NET LOSS	$(4,476)	$(623)	$—	$(5,099)

	Nine months ended September 30, 2010
	As Previously Reported	Adjustments	Reclassification of Discontinuted Operations	As Restated
NET REVENUE:
Net client service revenues	$336,787	$(313)	$(15,920)	$320,554

OPERATING EXPENSES:
Salaries and benefits	161,917	269	(10,840)	151,346
Supplies, facilities and other operating costs	96,992	(277)	(6,527)	90,188
Provision for doubtful accounts	5,373	285	(33)	5,625
Depreciation and amortization	15,903	—	(403)	15,500
Asset impairment	20,504	—	(11,295)	9,209
Goodwill impairment	52,723	—	—	52,723

Total operating expenses	353,412	277	(29,098)	324,591

OPERATING LOSS	(16,625)	(590)	13,178	(4,037)
INTEREST EXPENSE, NET	(32,251)	—	—	(32,251)
OTHER EXPENSE	(88)	—	—	(88)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48,964)	(590)	13,178	(36,376)
INCOME TAX BENEFIT	(4,559)	(240)	5,095	296

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(44,405)	(350)	8,083	(36,672)
LOSS FROM DISCONTINUED OPERATIONS	(3,664)	—	(8,083)	(11,747)

NET LOSS	$(48,069)	$(350)	$—	$(48,419)

(A)	As previously reported in Form 10-K/A for the year ended December 31, 2010.

The following table summarizes the effects of the restatement on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,069)	$(350)	$(48,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,929	—	15,929
Amortization of debt discount and capitalized financing costs	3,179	—	3,179
Gain on interest rate swap agreement	(292)	—	(292)
Gain on sale of property and equipment	42	—	42
Asset impairment	20,504	—	20,504
Goodwill impairment	52,723	—	52,723
Provision for doubtful accounts	5,524	285	5,809
Stock-based compensation	2,178	269	2,447
Deferred income taxes	(12,668)	—	(12,668)
Changes in assets and liabilities:
Restricted cash	(295)	—	(295)
Accounts receivable	(8,324)	573	(7,751)
Prepaid expenses	1,633	128	1,761
Income taxes receivable and payable	4,651	(240)	4,411
Other current assets	88		88
Accounts payable	2,407	(22)	2,385
Accrued liabilities	172	(384)	(212)
Other current liabilities	1,158	(259)	899
Other long-term assets	(3,442)	—	(3,442)
Other long-term liabilities	2,509	—	2,509

Net cash provided by operating activities	39,607	—	39,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(14,723)	—	(14,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	(25,507)	—	(25,507)

3. BALANCE SHEET COMPONENTS

Balance sheet components at September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable-gross	$42,224	$37,281
Less allowance for doubtful accounts	(6,030)	(5,408)

Accounts receivable-net	$36,194	$31,873

Other assets-net:
Capitalized financing costs-net	$11,100	$10,776
Deposits	516	662
Notes receivable-net	10,249	7,973

Total other assets-net	$21,865	$19,411

Accrued liabilities:
Accrued payroll and related expenses	$12,808	$10,796
Accrued vacation	4,316	4,596
Accrued interest	3,375	8,153
Accrued expenses	9,719	7,311

Total accrued liabilities	$30,218	$30,856

Other current liabilities:
Deferred revenue	$11,650	$10,600
Client deposits	1,721	3,604
Interest rate swap liability	—	3,535
Other liabilities	549	566

Total other current liabilities	$13,920	$18,305

4. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$21,373	$21,373
Building and improvements	86,883	79,860
Leasehold improvements	19,208	19,203
Furniture and fixtures	13,092	12,639
Computer equipment	13,884	12,369
Computer software	18,667	17,472
Motor vehicles	5,694	5,660
Field equipment	2,492	2,634
Construction in progress	7,445	8,370

	188,738	179,580
Less accumulated depreciation	(61,689)	(53,954)

Property and equipment-net	$127,049	$125,626

Depreciation expense was $3.7 million and $3.5 million for the three months ended September 30, 2011 and 2010, respectively, and $10.6 million and $10.5 million for the nine months ended September 30, 2011 and 2010, respectively. The Company recognized non-cash impairment charges of $1.6 million and $3.4 million for the three and nine months ended September 30, 2010, related to property and equipment, which were included in the condensed consolidated statement of operations as asset impairment.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the change in its operating segments (see Note 17), the Company reestablished its reporting units using the reporting unit determination guidelines. Prior to the change in the operating segments, the Company’s reporting units were recovery, youth and weight management. There were no changes to the reporting units for the recovery and youth operating segments. It was determined that the weight management operating segment had two reporting units: weight loss and eating disorder. The weight loss reporting unit provides treatment services for adult and adolescent weight management. The eating disorder reporting unit provides treatment services related to disorders such anorexia nervosa, bulimia nervosa, binge eating and compulsive overeating. Goodwill was reassigned to the new reporting units using their relative fair values at June 30, 2011.

There were no changes to goodwill during the nine months ended September 30, 2011. At September 30, 2011 and December 31, 2010, goodwill by reportable segments was as follows (in thousands):

	Recovery	Youth	Weight Management	Total
Balance
Goodwill	$502,671	$225,458	$19,760	$747,889
Accumulated impairment losses	(624)	(225,458)	—	(226,082)

	$502,047	$—	$19,760	$521,807

The Company recognized goodwill impairment charges of $9.1 million and $52.7 million for the three and nine months ended September 30, 2010, related to its youth reporting unit.

Intangible Assets

Total intangible assets at September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011				December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	20 years	$19,231	$(4,688)	$14,543	20 years	$20,834	$(4,297)	$16,537
Accreditations	20 years	8,358	(2,037)	6,321	20 years	8,899	(1,835)	7,064
Curriculum	20 years	4,915	(1,198)	3,717	20 years	5,483	(1,131)	4,352
Government including Medicaid contracts	15 years	34,967	(13,210)	21,757	15 years	34,967	(11,463)	23,504
Managed care contracts	10 years	14,400	(8,160)	6,240	10 years	14,400	(7,080)	7,320
Managed care contracts	5 years	100	(80)	20	5 years	100	(65)	35
Core developed technology	5 years	2,704	(2,704)	—	5 years	2,704	(2,663)	41
Covenants not to compete	3 years	152	(152)	—	3 years	152	(152)	—

Total intangible assets subject to amortization		$84,827	$(32,229)	$52,598		$87,539	$(28,686)	$58,853

Intangible assets not subject to amortization:
Trademarks and trade names				171,132				173,078
Certificates of need				44,600				44,600
Regulatory licenses				37,501				37,501

Total intangible assets not subject to amortization				253,233				255,179

Total intangible assets				$305,831				$314,032

The Company recognized a non-cash impairment charge of $1.9 million for the nine months ended September 30, 2011, related to indefinite-lived intangible assets, which were included in the condensed consolidated statement of operations as asset impairment. The Company recognized non-cash impairment charges of $0.1 million and $4.1 million for the three and nine months ended September 30, 2010, related to finite-lived intangible assets, and a non-cash impairment charge of $1.7 million for the nine months ended September 30, 2010, related to indefinite-lived intangible assets, which were included in the condensed consolidated statement of operations as asset impairment.

Total amortization expense for intangible assets subject to amortization was $1.4 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and $4.1 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Estimated future amortization expense related to the amortizable intangible assets at September 30, 2011 is as follows (in thousands):

Fiscal Year
2011 (remaining three months)	$1,354
2012	5,411
2013	5,396
2014	5,396
2015	5,396
Thereafter	29,645

Total	$52,598

6. LOAN PROGRAM

The Company’s loan program (the “Loan Program”) allows students and/or patients (the “Borrowers”) who meet certain predetermined credit and underwriting standards such as high FICO scores, full documentation, verification and certain cosigning requirements, to obtain third-party financing to pay a portion of the cost of participating in certain of the Company’s programs. The Company purchases loan notes from the third party lender on a recurring basis. The Loan Program notes receivable (net of loan loss reserves) were $10.2 million and $7.9 million at September 30, 2011 and December 31, 2010, respectively. Interest income related to the Loan Program notes was $0.2 million for the three months ended September 30, 2011 and 2010, and $0.6 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. Interest income is netted against interest expense in the condensed consolidated statements of operations.

The Company has established a loan loss reserve to account for non-performing notes receivable. The Company has utilized a variety of data from the consumer and education loan industry to establish its initial loan loss reserve. On a periodic basis, the Company evaluates the adequacy of the allowance based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The following schedule reflects activity associated with the Company’s loan loss reserve for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Loan Loss Reserve Account
Balance—beginning of the period	$1,210	$551	$916	$219
Loan loss expense	170	196	464	528

Balance—end of the period	$1,380	$747	$1,380	$747

7. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate to its financial statements for interim periods.

For the three and nine months ended September 30, 2011, the Company’s tax expense on continuing operations was $6.7 million and $12.0 million, respectively, representing an effective tax rate of 48.1% and 44.4% respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily because of state income taxes. For the three and nine months ended September 30, 2010, the Company’s tax expense on continuing operations was $2.4 million and $0.3 million, respectively, representing an effective tax rate of 205.0% and 0.8%, respectively, on continued operations. The effective tax rate on continuing operations differs from the U.S. federal statutory rate of 35% primarily due to other discrete items such as impairment charges, provision-to-return adjustment, tax benefit recorded on the release of tax reserve related to transaction costs and tax benefit resulting from worthless stock loss.

There is no significant change relative to uncertain tax positions at September 30, 2011. The Company files its income tax returns in various jurisdictions, including the United States, United Kingdom and Canada. The Company is currently under examination by various state jurisdictions. There are different interpretations of tax laws and regulations and significant disputes may arise with these tax authorities involving issues of timing, amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates exposures associated with its tax filing positions.

8. LONG-TERM DEBT

Long-term debt at September 30, 2011 and December 31, 2010 consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Term loans	$388,664	$398,305
Revolving line of credit	36,500	34,000
Senior subordinated notes, net of discount of $1,144 in 2011 and $1,342 in 2010	176,152	175,954
Seller notes	244	1,680
Note payable, leasehold improvement	61	87

Total debt	601,621	610,026
Less current portion	(13,784)	(11,111)

Long-term debt-less current portion	$587,837	$598,915

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

Non-Extended Term Loans: At September 30, 2011, the amount outstanding under Non-Extended Term loans was $80.9 million and is payable on February 6, 2013. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%, subject to reduction to 2.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s and

(ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.25% subject to reduction to 1.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s. At September 30, 2011, the entire amount of the Non-Extended Term Loans consisted of LIBOR loans and the interest rate thereon was 2.496%.

Extended Term Loans: At September 30, 2011, the amount outstanding under Extended Term Loans was $307.8 million and is payable in quarterly principal installments of $0.9 million over the payment period between March 31, 2013 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015. Interest is payable quarterly and rates are based on (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At September 30, 2011, the entire amount of the Extended Term Loans consisted of LIBOR loans and the interest rate thereon was 4.746%.

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

Non-Extended Revolving Line of Credit: The aggregate commitments of $37.0 million mature on February 6, 2012. Interest is payable at (i) for LIBOR loans of any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.50%, 2.25%, 2.00% or 1.75%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.50%, 1.25%, 1.00% or 0.75%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.500% per annum. At September 30, 2011, the amount outstanding under the Non-Extended Revolving Line of Credit was $13.5 million and the interest rate thereon was 2.721%.

Extended Revolving Line of Credit: The aggregate commitments of $63.0 million mature on August 16, 2015 provided that if any Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At September 30, 2011, the amount outstanding under the Extended Revolving Line of Credit was $23.0 million and the interest rate thereon was 4.221%.

Interest expense (gross) on total debt was $10.6 million and $11.0 million for the three months ended September 30, 2011 and 2010, respectively, and $35.1 million and $32.9 million for the nine months ended September 30, 2011 and 2010, respectively.

9. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps.

The effective portion of changes in the fair value of interest rate swaps designated and qualifying as cash flow hedges was recorded in accumulated other comprehensive income (loss) and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.

At September 30, 2011, the Company did not have any outstanding interest rate derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt. At September 30, 2011, there were no such amounts remaining in accumulated other comprehensive income (loss).

The table below presents the before-tax effect of the Company’s derivative financial instruments for the three months ending September 30, 2011 and 2010 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest Rate Swaps	$—	$(806)	Interest expense	$—	$(1,859)	Interest expense	$—	$—

The table below presents the before-tax effect of the Company’s derivative financial instruments for the nine months ending September 30, 2011 and 2010 (in thousands):

Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest Rate Swaps	$(152)	$(2,881)	Interest expense	$(3,649)	$(5,933)	Interest expense	$1	$(1)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company did not have any outstanding interest note derivatives at September 30, 2011. The Company valued its interest rate swaps, which were in place until June 30, 2011, using terminal values which were derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. These instruments were allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, were readily available. Refer to Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

The following table presents the non-financial assets of youth division that were measured and recorded at fair value on a nonrecurring basis as of September 30, 2011 (in thousands):

	Nine Months Ended September 30, 2011		Level Used to Determine New Cost Basis
	Impairment Charge	New Cost Basis	Level 1	Level 2	Level 3
Property and equipment	$337	$—	$—	$—	$—
Referral network	1,251	—	—	—	—
Accreditation	422	—	—	—	—
Curriculum	444	—	—	—	—
Trademarks and trade names	1,947	5,100	—	—	5,100

Total	$4,401	5,100	$—	$—	$5,100

Fair Value of Financial Instruments

Financial instruments not measured on a recurring basis include cash, restricted cash, accounts receivable, accounts payable, loan program notes receivable (net) and long-term debt. With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	September 30, 2011		December 31, 2010
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes receivable, net	$10,242	$7,961	$7,949	$6,028
Liabilities
Senior subordinated notes, net	$176,152	$174,563	$175,954	$187,232
Term loans	$388,664	$367,064	$398,305	$377,778

Notes receivable (net of loan loss reserves), are measured at their estimated fair market value primarily based on securitization market conditions for similar loans. The Company’s senior subordinated notes (net of discount) are measured at fair value based on bond-yield data from market trading activity as well as U.S. Treasury notes with similar maturities. The Company’s Term Loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments on the Company’s Term Loans. At September 30, 2011, the estimated fair value of loan program notes receivable, net, senior subordinated notes, net, and Term Loans was determined based on Level 3 inputs.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other gains and losses affecting equity that are excluded from net income (loss).

Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
		(As Restated)		(As Restated)
Net income (loss)	$2,750	$(5,099)	$6,215	$(48,419)
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $419 in the three months ended September 30, 2010, and $1,391 and $1,219 in the nine months ended September 30, 2011 and 2010)	—	634	2,106	1,832

Comprehensive income (loss)	$2,750	$(4,465)	$8,321	$(46,587)

12. COMMITMENTS AND CONTINGENCIES

Litigation — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. The Company and CRC Health Oregon, Inc. are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23 million in relief. We and the other defendants intend to defend vigorously the pending lawsuit. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe this case is without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

In August, September and October 2011, three actions were brought against the Company’s New Life Lodge facility. One suit alleges negligence resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. A second suit was filed regarding the same matter by the same plaintiff alleging medical malpractice; plaintiff seeks to join this second suit with the first suit. The third suit is a medical malpractice action for alleged wrongful death and seeks $13.0 million in compensatory and punitive damages. We intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, the Company believes these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows, except as discussed above.

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

Loan Program Purchase Commitments — As of September 30, 2011, the Company has purchased approximately $15.4 million in loan program notes with a weighted average interest rate of 6.7% and a maximum remaining amortization period of 20 years. At September 30, 2011, the Company had $0.4 million of outstanding loan purchase commitments related to its Loan Program.

13. STOCK-BASED COMPENSATION

The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $0.7 million and $0.1 million (restated), respectively, and $2.1 million and $2.4 million (restated) for the nine months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense for the three months ended September 30, 2011 was $0.3 million and $0.8 million (restated) and $1.0 million (restated) for the nine months ended September 30, 2011 and 2010, respectively. There was no income tax effect for the three months ended September 30, 2010.

During the nine months ended September 30, 2011, the Group granted 2,256,860 units, which represent 2,031,174 share options to purchase Class A common stock of the Group and 225,686 share options to purchase Class L common stock of the Group. At September 30, 2011 and 2010, the Company had 3,743,963 and 2,665,514 unvested option shares with per-share, weighted average grant date fair values of $3.14 and $4.72, respectively. Additionally, 265,030 option shares with a per-share weighted average grant date fair value of $4.83 vested during the nine months ended September 30, 2011.

Activity under the Group’s plans for the nine months ended September 30, 2011 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2010	6,002,738	$7.77		5.77
Granted	2,256,860	$8.10	$2.07	9.54
Exercised	(128,725)			—
Forfeited/cancelled/expired	(1,260,013)	$9.33	$4.84

Outstanding-September 30, 2011	6,870,860	$7.39		6.41

Exercisable-September 30, 2011	3,126,896	$6.63		4.62

Exercisable and expected to be exercisable	6,527,317	$7.39		6.41

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2011, the Company had $177.3 million aggregate principal amount of the 10.75% senior subordinated notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s wholly owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2011 and December 31, 2010, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2011 and 2010, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010.

Condensed Consolidating Balance Sheet as of September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$12,981	$1,089	$—	$14,070
Restricted cash	444	—	—	—	444
Accounts receivable-net	—	36,005	189	—	36,194
Prepaid expenses	2,200	3,397	56	—	5,653
Other current assets	674	1,393	105	—	2,172
Deferred income taxes	6,761	—	—	—	6,761
Current assets of discontinued operations	—	1,557	—	—	1,557

Total current assets	10,079	55,333	1,439	—	66,851

PROPERTY AND EQUIPMENT—Net	9,978	116,119	952	—	127,049
GOODWILL	—	513,840	7,967	—	521,807
INTANGIBLE ASSETS—Net	—	305,831	—	—	305,831
OTHER ASSETS-Net	21,372	479	14	—	21,865
INVESTMENT IN SUBSIDIARIES	953,194	—	—	(953,194)	—

TOTAL ASSETS	$994,623	$991,602	$10,372	$(953,194)	$1,043,403

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,260	$729	$70	$—	$5,059
Accrued liabilities	12,883	14,850	2,485	—	30,218
Income taxes payable	4,631	—	—	—	4,631
Current portion of long-term debt	13,505	279	—	—	13,784
Other current liabilities	798	11,962	1,160	—	13,920
Current liabilities of discontinued operations	—	2,746	—	—	2,746

Total current liabilities	36,077	30,566	3,715	—	70,358

LONG-TERM DEBT—Less current portion	587,811	26	—	—	587,837
OTHER LONG-TERM LIABILITIES	985	7,345	68	—	8,398
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	7,060	—	—	7,060
DEFERRED INCOME TAXES	106,012	—	—	—	106,012

Total liabilities	730,885	44,997	3,783	—	779,665

Total equity	263,738	946,605	6,589	(953,194)	263,738

TOTAL LIABILITIES AND EQUITY	$994,623	$991,602	$10,372	$(953,194)	$1,043,403

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,826	$285	$—	$7,111
Restricted cash	546	—	—	—	546
Accounts receivable-net of allowance for doubtful accounts	—	31,641	232	—	31,873
Prepaid expenses	4,488	3,862	180	—	8,530
Other current assets	585	1,333	3	—	1,921
Income taxes receivable	470	—	—	—	470
Deferred income taxes	6,761	—	—	—	6,761
Current assets of discontinued operations	—	1,635	—	—	1,635

Total current assets	12,850	45,297	700	—	58,847

PROPERTY AND EQUIPMENT-Net	9,515	115,023	1,088	—	125,626
GOODWILL	—	518,310	3,497	—	521,807
INTANGIBLE ASSETS-Net	—	314,032	—	—	314,032
OTHER ASSETS-Net	18,728	669	14	—	19,411
INVESTMENT IN SUBSIDIARIES	953,587	—	—	(953,587)	—

TOTAL ASSETS	$994,680	$993,331	$5,299	$(953,587)	$1,039,723

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$1,046	$41	$—	$4,937
Accrued liabilities	17,396	12,796	664	—	30,856
Current portion of long-term debt	9,641	1,470	—	—	11,111
Other current liabilities	4,127	13,128	1,050	—	18,305
Current liabilities of discontinued operations	—	3,619	—	—	3,619

Total current liabilities	35,014	32,059	1,755	—	68,828

LONG-TERM DEBT-Less current portion	598,618	297	—	—	598,915
OTHER LONG-TERM LIABILITIES	996	7,613	177	—	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	3,142	—	—	3,142
DEFERRED INCOME TAXES	105,079	—	—	—	105,079

Total liabilities	739,707	43,111	1,932	—	784,750

Total equity	254,973	950,220	3,367	(953,587)	254,973

TOTAL LIABILITIES AND EQUITY	$994,680	$993,331	$5,299	$(953,587)	$1,039,723

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$33	$111,418	$7,835	$—	$119,286
Management fee revenue	17,615	—	—	(17,615)	—

Total net revenue	17,648	111,418	7,835	(17,615)	119,286

OPERATING EXPENSES:
Salaries and benefits	3,881	46,107	2,188	—	52,176
Supplies, facilities and other operating costs	2,148	29,488	3,614	—	35,250
Provision for doubtful accounts	—	2,574	44	—	2,618
Depreciation and amortization	1,184	3,709	114	—	5,007
Management fee expense	—	16,332	1,283	(17,615)	—

Total operating expenses	7,213	98,210	7,243	(17,615)	95,051

OPERATING INCOME	10,435	13,208	592	—	24,235
INTEREST EXPENSE, NET	(10,229)	(17)	—	—	(10,246)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	206	13,191	592	—	13,989
INCOME TAX (BENEFIT) EXPENSE	99	6,347	285	—	6,731
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	2,643	—	—	(2,643)	—

INCOME FROM CONTINUING OPERATIONS	2,750	6,844	307	(2,643)	7,258
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(4,508)	—	—	(4,508)

NET INCOME (LOSS)	$2,750	$2,336	$307	$(2,643)	$2,750

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
REVENUE:
Net client service revenue	$52	$105,576	$7,794	$—	$113,422
Management fee revenue	19,686	—	—	(19,686)	—

Total net revenue	19,738	105,576	7,794	(19,686)	113,422

OPERATING EXPENSES:
Salaries and benefits	5,282	44,462	1,925	—	51,669
Supplies, facilities and other operating costs	2,683	26,199	3,471	—	32,353
Provision for doubtful accounts	—	1,694	60	—	1,754
Depreciation and amortization	975	3,914	102	—	4,991
Asset impairments	—	1,696	—	—	1,696
Goodwill impairment	—	9,052	—	—	9,052
Management fee expense	—	18,249	1,437	(19,686)	—

Total operating expenses	8,940	105,266	6,995	(19,686)	101,515

OPERATING INCOME	10,798	310	799	—	11,907
INTEREST EXPENSE, NET	(10,651)	512	(595)	—	(10,734)

LOSS INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147	822	204	—	1,173
INCOME TAX (BENEFIT) EXPENSE	301	1,686	418	—	2,405
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(4,945)	—	—	4,945	—

LOSS FROM CONTINUING OPERATIONS	(5,099)	(864)	(214)	4,945	(1,232)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(3,867)	—	—	(3,867)

NET LOSS	$(5,099)	$(4,731)	$(214)	$4,945	$(5,099)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$136	$327,560	$13,948	$—	$341,644
Management fee revenue	59,738	—	—	(59,738)	—

Total net revenue	59,874	327,560	13,948	(59,738)	341,644

OPERATING EXPENSES:
Salaries and benefits	12,787	138,147	4,842	—	155,776
Supplies, facilities and other operating costs	6,229	87,342	7,972	—	101,543
Provision for doubtful accounts	—	6,447	60	—	6,507
Depreciation and amortization	3,303	11,111	307	—	14,721
Asset impairments	—	1,947	—	—	1,947
Management fee expense	—	56,655	3,083	(59,738)	—

Total operating expenses	22,319	301,649	16,264	(59,738)	280,494

OPERATING INCOME (LOSS)	37,555	25,911	(2,316)	—	61,150
INTEREST EXPENSE, NET	(33,999)	(169)	—	—	(34,168)
OTHER INCOME	31	—	—	—	31

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,587	25,742	(2,316)	—	27,013
INCOME TAX EXPENSE (BENEFIT)	1,592	11,424	(1,028)	—	11,988
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	4,220	—	—	(4,220)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,215	14,318	(1,288)	(4,220)	15,025
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(8,810)	—	—	(8,810)

NET INCOME (LOSS)	$6,215	$5,508	$(1,288)	$(4,220)	$6,215

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
REVENUE:
Net client service revenue	$150	$307,380	$13,024	$—	$320,554
Management fee revenue	56,494	—	—	(56,494)	—

Total net revenue	56,644	307,380	13,024	(56,494)	320,554

OPERATING EXPENSES:
Salaries and benefits	15,085	131,357	4,904	—	151,346
Supplies, facilities and other operating costs	6,392	76,620	7,176	—	90,188
Provision for doubtful accounts	—	5,455	170	—	5,625
Depreciation and amortization	2,845	12,280	375	—	15,500
Asset impairments	—	8,972	237	—	9,209
Goodwill impairment	—	43,988	8,735	—	52,723
Management fee expense	—	53,876	2,618	(56,494)	—

Total operating expenses	24,322	332,548	24,215	(56,494)	324,591

OPERATING INCOME (LOSS)	32,322	(25,168)	(11,191)	—	(4,037)
INTEREST EXPENSE, NET	(31,974)	777	(1,054)	—	(32,251)
OTHER EXPENSE	—	(88)	—	—	(88)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	348	(24,479)	(12,245)	—	(36,376)
INCOME TAX EXPENSE (BENEFIT)	(3)	199	100	—	296
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(48,770)	—	—	48,770	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(48,419)	(24,678)	(12,345)	48,770	(36,672)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(11,747)	—	—	(11,747)

NET (LOSS) INCOME	$(48,419)	$(36,425)	$(12,345)	$48,770	$(48,419)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$11,061	$22,512	$575	$—	$34,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(4,432)	(7,755)	(169)	—	(12,356)
Proceeds from sale of property and equipment	—	152	—	—	152
Acquisition of business, net of cash acquired	(91)	—	—	—	(91)

Net cash used in investing activities	(4,523)	(7,603)	(169)	—	(12,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	5,444	(5,842)	398	—	—
Capital contributed to Parent	(1,616)	—	—	—	(1,616)
Capitalized financing costs	(3,169)	—	—	—	(3,169)
Borrowings under revolving line of credit	9,500	—	—	—	9,500
Repayments under revolving line of credit	(7,000)	—	—	—	(7,000)
Repayments of term loan and seller notes	(9,697)	(2,912)	—	—	(12,609)

Net cash (used in) provided by financing activities	(6,538)	(8,754)	398	—	(14,894)

INCREASE IN CASH AND CASH EQUIVALENTS	—	6,155	804	—	6,959
CASH AND CASH EQUIVALENTS Beginning of period	—	6,826	285	—	7,111

CASH AND CASH EQUIVALENTS End of period	$—	$12,981	$1,089	$—	$14,070

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
	As Restated	As Restated	As Restated	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,242)	$44,341	$(1,492)	$—	$39,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,787)	(10,805)	(86)	—	(14,678)
Proceeds from sale of property and equipment	—	41	—	—	41
Acquisition of business, net of cash acquired	(86)	—	—	—	(86)

Net cash used in investing activities	(3,873)	(10,764)	(86)	—	(14,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	30,951	(32,521)	1,570	—	—
Capital contributed from Parent	8	—	—	—	8
Borrowings under revolving line of credit	13,500	—	—	—	13,500
Repayments under revolving line of credit	(30,000)	—	—	—	(30,000)
Repayments of term loan and seller notes	(7,344)	(1,671)	—	—	(9,015)

Net cash provided by (used) in financing activities	7,115	(34,192)	1,570	—	(25,507)

INCREASE IN CASH AND CASH EQUIVALENTS	—	(615)	(8)	—	(623)
CASH AND CASH EQUIVALENTS Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS End of period	$—	$4,130	$229	$—	$4,359

15. RESTRUCTURING

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its strategic business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. During the nine months ended September 30, 2011, the Company continued its activity under the FY08 plan related to employee severance payments and long-term lease commitments resulting from prior period employee terminations and facility closures. During the nine months ended September 30, 2011, the Company reached settlements on contract terminations related to rental leases at some of the facilities affected by the FY08 plan. This resulted in reversals of expenses recognized previously.

A summary of restructuring activity under the FY08 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery	$42	$2,178	$2,220
Youth	(8)	4,046	4,038
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$34	$6,224	$6,258

Expenses (Reversals)
Recovery	$16	$(346)	$(330)
Youth	—	177	177
Weight management	—	—	—
Corporate	—	—	—

Total expenses (reversals)	16	(169)	(153)
Cash payments
Recovery	(39)	(308)	(347)
Youth	—	(815)	(815)
Weight management	—	—	—
Corporate	—	—	—

Total cash payments	(39)	(1,123)	(1,162)
Restructuring reserve at September 30, 2011
Recovery	19	1,524	1,543
Healthy living	(8)	3,408	3,400
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at September 30, 2011	$11	$4,932	$4,943

On March 24, 2011, the Company announced a strategic plan to transition the services provided within its youth division to a more focused national network of services. This smaller network will allow the Company to apply its resources where there are the greatest needs and assure the best possible service for its students and families. Additionally, as a part of a plan to align Company’s resources with its strategic business plan, management initiated restructuring of certain of its administrative functions at its corporate headquarters and other divisions during 2011. Collectively, this plan and the Company’s strategic plan to transition the services provided within its youth division is referred to as the FY 11 plan. As part of this strategic plan, the Company terminated operations at five facilities and consolidated services at two other facilities. The plan was intended to maximize the number of affected students to complete treatment and/or graduate. As of September 30, 2011, the Company had completed the termination of operations at all of the facilities. In connection with the plan related to the youth division, the Company recognized $2.5 million and $5.8 million, respectively of contract termination and employee termination costs during the nine months ended September 30, 2011.

A summary of restructuring activity under the FY11 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Facilities	Total
	(in thousands)
Restructuring reserve at December 31, 2010
Recovery	$—	$—	$—
Youth	—	—	—
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at December 31, 2010	$—	$—	$—

Expenses
Recovery	$58	$—	$58
Youth	2,457	5,805	8,262
Weight management	29	—	29
Corporate	515	—	515

Total expenses	3,059	5,805	8,864
Cash payments
Recovery	(58)	—	(58)
Youth	(2,079)	(637)	(2,716)
Weight management	(29)	—	(29)
Corporate	(515)	—	(515)

Total cash payments	(2,681)	(637)	(3,318)
Restructuring reserve at September 30, 2011
Recovery	—	—	—
Youth	378	5,168	5,546
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at September 30, 2011	$378	$5,168	$5,546

16. DISCONTINUED OPERATIONS

The Company closed 6 additional facilities for the three months ended September 30, 2011, and has closed or sold 7 facilities in total in the nine months ended September 30, 2011. The facilities closed in 2011 were due to the FY11 plan (see Note 15). To date, the Company has closed or sold an aggregate of 23 facilities. Activities related to discontinued operations are recognized in the Company’s condensed consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net revenue	$343	$5,788	$9,183	$17,230

Operating expenses	7,577	11,294	20,852	25,083
Asset impairment	—	798	2,454	11,295
Interest (expense) income	(9)	1	(7)	5

Loss before income taxes	(7,225)	(6,305)	(14,116)	(19,153)
Tax expense (benefit)	(2,717)	(2,438)	(5,306)	(7,406)

Loss from discontinued operations	$(4,508)	$(3,867)	$(8,810)	$(11,747)

The Company recognized a non-cash impairment charge of $0.3 million and $2.1 million for the nine months ended September 30, 2011, related to impairment of property and equipment and finite-lived intangible assets, respectively. The Company recognized a non-cash impairment charge of $0.2 million and $0.6 million for the three months ended September 30, 2010, related to impairment of property and equipment and finite-lived intangible assets, respectively. The Company recognized a non-cash impairment charge of $2.4 million and $8.9 million for the nine months ended September 30, 2010, related to impairment of property and equipment and finite-lived intangible assets, respectively.

17. SEGMENT INFORMATION

During the second quarter of 2011, the Company changed its managerial and financial reporting structure. As a result, the Company identified its new reportable segments as recovery, youth and weight management. Prior to this change, the Company had two operating segments, which were also its reportable segments: recovery and healthy living. The weight management businesses that were previously reported under healthy living are now reported separately. The Company has retrospectively revised the segment presentation for all periods presented.

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2011, the recovery segment operates 30 inpatient, 19 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of September 30, 2011, the youth segment operates 16 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of September 30, 2011, the weight management segment operates 17 facilities in 8 states, and one in the United Kingdom.

Corporate — In addition to the three reportable segments described above, the Company has activities classified as corporate which represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information systems support), and stock-based compensation expense that are not allocated to the segments.

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
		As Restated		As Restated
Net revenue:
Recovery	$86,636	$82,963	$261,712	$244,927
Youth	20,708	19,104	54,002	51,767
Weight management	11,909	11,304	25,818	23,709
Corporate	33	51	112	151

Total net revenue	$119,286	$113,422	$341,644	$320,554

Operating expenses:
Recovery	60,699	54,765	176,943	162,054
Youth (1)	18,268	29,313	56,834	116,737
Weight management	8,872	8,495	21,965	21,478
Corporate	7,212	8,942	24,752	24,322

Total operating expenses	$95,051	$101,515	$280,494	$324,591

Operating income (loss):
Recovery	25,937	28,198	84,769	82,873
Youth	2,440	(10,209)	(2,832)	(64,970)
Weight management	3,037	2,809	3,853	2,231
Corporate	(7,179)	(8,891)	(24,640)	(24,171)

Total operating income (loss)	24,235	11,907	61,150	(4,037)
Interest expense, net	(10,246)	(10,734)	(34,168)	(32,251)
Other income (expense)	—	—	31	(88)

Total income (loss) from continuing operations before income taxes	$13,989	$1,173	$27,013	$(36,376)

Capital expenditures (2) :
Recovery	$2,245	$3,424	$6,104	$8,864
Youth	351	704	1,328	1,745
Weight management	130	92	492	282
Corporate	1,295	1,560	4,432	3,787

Total consolidated capital expenditures	$4,021	$5,780	$12,356	$14,678

	September 30, 2011	December 31, 2010
Total Assets (2)
Recovery	$902,807	$901,411
Youth	51,718	56,319
Weight Management	39,097	38,197
Corporate	49,781	43,796

Total Assets	$1,043,403	$1,039,723

(1)	Youth’s operating expenses include $1.9 million of asset impairment for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, its operating expenses include $1.7 million and $9.2 million of asset impairment. For the three and nine months ended September 30, 2010, its operating expenses include $9.1 million and $52.7 million of goodwill impairment.
(2)	Includes amounts related to discontinued operations.

18. SUBSEQUENT EVENTS

The Company has evaluated events occurring from the balance sheet date of September 30, 2011 through the financial statements issuance date of November 14, 2011. During the evaluation period, the Company received notice that a state agency suspended admissions to one of the Company’s Recovery residential facilities, New Life Lodge, for one hundred twenty (120) days or until the state agency determines that issues prompting suspension have been addressed and corrected. The state agency suspended admissions after finding that the facility was in violation of licensing rules.

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

Restatement of previously issued condensed consolidated financial statements

As disclosed in our Form 10-K/A for the year ended December 31, 2010, our Form 10-Q/A for the quarterly period ended March 31, 2011, and our Form 10-Q for the quarterly period ended June 30, 2011, we restated our previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, including the quarterly data for the years 2009 and 2010, and for the fiscal quarter ended March 31, 2011. The restatements were prompted by errors in accounting for revenue, accounts receivable, bad debt expenses, and general expenses at one of our recovery residential facilities (the “Facility”).

The following table summarizes the impact of the restatement to the previously reported net loss for periods in 2010 not presented previously:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in thousands)
Net loss, as previously reported	$(4,476)	$(48,069)

Adjustments related to the Facility
Net client service revenues	(58)	10
Provision for doubtful accounts	(117)	(285)
Supplies, facilities and other operating costs	(84)	(146)
Income tax effects	107	174

Facility adjustments after tax	(152)	(247)

Other adjustments:
Net client service revenues	—	(323)
Stock compensation	(777)	(269)
Supplies, facilities and other operating costs	—	423
Income tax effects	306	66

Other adjustments after tax	(471)	(103)

Total adjustments	(623)	(350)

Net loss, as restated	(5,099)	(48,419)

See Note 2 in the Notes to the condensed consolidated financial statements for additional information on the restatement.

OVERVIEW

We are a leading provider of treatment services related to substance abuse, troubled youth, and for other addiction diseases and behavioral disorders.

We deliver our services through our three divisions: recovery, youth and weight management. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides therapeutic educational programs to underachieving young people through residential schools and wilderness programs. Our weight management division provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities. Our recovery, youth and weight management divisions are also our three reportable segments.

As of September 30, 2011 our recovery division, operates 30 inpatient, 19 outpatient facilities, and 54 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division, operates 16 adolescent and young adult programs in 6 states. Our weight management division operates 17 facilities in 8 states, and one in the United Kingdom. Other activities classified as corporate represent revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provides management, financial, human resources and information systems support) and stock-based compensation expenses that are not allocated to the segments.

During the second quarter of 2011, we changed our managerial and financial reporting structure. As a result, we identified our new reportable segments as recovery, youth and weight management. Prior to this change, we had two operating segments, which were also our reportable segments: recovery and healthy living. The youth and weight management businesses that were previously reported under healthy living are now reported separately. We have retrospectively revised the segment presentation for all periods presented.

Revenue is recognized when rehabilitation and treatment services are provided to a client. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided to youth consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, approximately nine months. Alumni fee revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the life of the contract. During the three months ended September 30, 2011 and 2010, we generated approximately 80% of our net revenue from non-governmental sources, including approximately 58% and 62% from self payors, respectively, and approximately 22% and 18% from commercial payors, respectively. During the nine months ended September 30, 2011 and 2010, we generated approximately 79% of our net revenue from non-governmental sources, including approximately 57% and 62% from self payors, respectively, and approximately 22% and 18% from commercial payors, respectively. Substantially all of our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

On March 24, 2011, we announced a strategic plan to transition the services provided within our youth division to a more focused national network of services. This smaller network will allow us to apply our resources where there are the greatest needs and assure the best possible service for our students and families. Additionally, as a part of a plan to align our resources with our strategic business plan, we initiated restructuring of certain of our administrative functions at our corporate headquarters and other divisions during 2011. Collectively, this plan and our strategic plan to transition the services provided within our youth division is referred to as the FY 11 plan. As part of this strategic plan, we terminated operations at five facilities and consolidated services at two other facilities. The plan was intended to maximize the number of affected students to complete treatment and/or graduate. As of September 30, 2011, we have completed the termination of operations at all of the facilities. In connection with the plan related to the youth division, we recognized $2.5 million and $5.8 million, respectively of contract termination and employee termination costs during the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, our net revenue increased by $5.9 million and $21.1 million, or 5% and 7%, respectively, when compared to the comparable periods in 2010. Our operating expenses decreased $6.5 million and $44.1 million, or 6% and 14%, during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, our same-facility net revenue increased by $5.5 million and $20.7 million, or 5% and 6%, respectively, when compared to the comparable periods in 2010. Our same-facility operating expenses was relatively flat for the three months ended September 30, 2011 as compared the same period in 2010, and increased $1.8 million, or 1% during the nine months ended September 30, 2011 as compared to the same period in 2010. “Same-facility” means a comparison over the comparable period of the financial performance of a facility we have operated for at least one year. Our operating expenses include salaries and benefits, supplies, facilities and other operating costs, provision for doubtful accounts, depreciation and amortization, asset impairment, and goodwill impairment. Operating expenses for recovery, youth and weight management exclude revenue and expenses associated with eGetgoing, an online internet treatment option, and general and administrative expenses (i.e., expenses associated with our corporate offices in Cupertino, California, which provide management, financial, human resources and information systems support) and stock-based compensation expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three and nine months ended September 30, 2011 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 in our Annual Report on Form 10-K/A.

Recently Issued Accounting Guidance

For a summary of recently issued accounting guidance, please see Note 1 to the condensed consolidated financial statements, as included herein.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table presents our results of operations for the three months ended September 30, 2011 and 2010 (in thousands, except for percentages).

	Three Months Ended September 30, Total Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	$86,636	$82,963	$3,673	4%
Youth	20,708	19,104	1,604	8%
Weight management	11,909	11,304	605	5%
Corporate	33	51	(18)	(35)%

Total net revenue	119,286	113,422	5,864	5%
Operating expenses:
Recovery	60,699	54,765	5,934	11%
Youth (1)	18,268	29,313	(11,045)	(38)%
Weight management	8,872	8,495	377	4%
Corporate	7,212	8,942	(1,730)	(19)%

Total operating expenses	95,051	101,515	(6,464)	(6)%
Operating income (loss):
Recovery	25,937	28,198	(2,261)	(8)%
Youth	2,440	(10,209)	12,649	124%
Weight management	3,037	2,809	228	8%
Corporate	(7,179)	(8,891)	1,712	19%

Operating income (loss)	24,235	11,907	12,328	104%
Interest expense, net	(10,246)	(10,734)	488	5%

Income (loss) from continuing operations before income taxes	13,989	1,173	12,816	1,093%
Income tax expense (benefit)	6,731	2,405	4,326	180%

Income (loss) from continuing operations, net of tax	7,258	(1,232)	8,490	689%
Loss from discontinued operations, net of tax	(4,508)	(3,867)	(641)	(17)%

Net income (loss)	$2,750	$(5,099)	$7,849	154%

(1)	Youth’s operating expenses for the three months ended September 30, 2010 include $1.7 million of asset impairment and $9.1 million of goodwill impairment.

The following table compares total facility statistics for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, Total Facility
	2011	2010	% change
		As Restated
Recovery
Residential facilities
Revenue (in thousands)	$55,628	$52,727	6%
Patient days	149,317	148,598	0%
Net revenue per patient day	$372.55	$354.83	5%
CTCs
Revenue (in thousands)	$31,008	$30,236	3%
Patient days	2,464,859	2,440,003	1%
Net revenue per patient day	$12.58	$12.39	2%
Youth
Residential facilities
Revenue (in thousands)	$11,929	$11,657	2%
Patient days	42,047	42,876	(2)%
Net revenue per patient day	$283.71	$271.88	4%
Outdoor programs
Revenue (in thousands)	$8,779	$7,447	18%
Patient days	18,123	16,754	8%
Net revenue per patient day	$484.41	$444.49	9%
Weight Management
Revenue (in thousands)	$11,909	$11,304	5%
Patient days	46,452	45,375	2%
Net revenue per patient day	$256.37	$249.12	3%

Net revenue increased $5.9 million, or 5%, to $119.3 million for the three months ended September 30, 2011, from $113.4 million for the three months ended September 30, 2010. The $5.9 million increase was due to a $3.7 million, or 4%, increase from recovery, a $1.6 million, or 8%, increase from youth and a $0.6 million, or 5%, increase from weight management. The $3.7 million, or 4%, increase within recovery was driven by increases of $2.9 million and $0.8 million within residential facilities and CTCs, respectively. The $1.6 million, or 8%, increase within youth was driven by increases of $0.3 million and $1.3 million within residential facilities and outdoor programs, respectively. The $0.6 million, or 5%, increase within weight management was driven primarily by the summer camps.

Operating expenses decreased $6.5 million, or 6%, to $95.1 million for the three months ended September 30, 2011 from $101.5 million for the three months ended September 30, 2010. The $6.5 million decrease in operating expenses was primarily driven by a decrease of non-cash goodwill and asset impairment charges of $10.8 million within youth. Without considering non-cash goodwill and asset impairment charges, operating expenses increased $4.3 million, or 5%, to $95.1 million from $90.8 million for the three months ended September 30, 2010. Of the $4.3 million increase, recovery increased $5.9 million, primarily offset by a $1.7 million decrease from corporate.

Our consolidated operating margin was 20% for the three months ended September 30, 2011, compared to 10% for the three months ended September 30, 2010. The increase in operating margin resulted from a decrease in non-cash goodwill and asset impairment charges. Without considering non-cash goodwill and asset impairment charges, operating margin was 20% for both the three months ended September 30, 2011 and 2010, respectively. Recovery’s operating margin decreased to 30% for the three months ended September 30, 2011, from 34% for the three months ended September 30, 2010 due primarily to investigative costs related to the Facility, increases in provision for doubtful accounts, and increases in sales and marketing costs. Youth’s operating margin increased to 12% for the three months ended September 30, 2011, from (53)% for the three months ended September 30, 2010. Without considering non-cash goodwill and asset impairment charges, youth’s operating margin was 12% for the three months ended September 30, 2011 compared to 3% for three months ended September 30, 2010. Weight management’s operating margin increased to 26% for the three months ended September 30, 2011, from 25% for the three months ended September 30, 2010.

Net income from continuing operations increased by $8.5 million to $7.3 million for the three months ended September 30, 2011, from a loss of $1.2 million for the three months ended September 30, 2010. The increase in income from continuing operations is primarily driven by a $5.9 million increase in revenues and a $10.8 million decrease in non-cash goodwill and asset impairment charges, primarily offset by a $4.3 million increase in operating expenses (excluding non-cash impairments) and a $4.3 million increase in income tax expense.

The following table presents our same-facility results of operations for the three months ended September 30, 2011 and 2010 (in thousands, except for percentages).

	Three Months Ended September 30, Same Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	$86,497	$82,963	$3,534	4%
Youth	20,249	18,923	1,326	7%
Weight management	11,909	11,303	606	5%

Total net revenue	118,655	113,189	5,466	5%
Operating expenses:
Recovery	55,397	49,627	5,770	12%
Youth (1)	15,457	21,014	(5,557)	(26)%
Weight management	8,081	8,004	77	1%

Total operating expenses	78,935	78,645	290	0%
Operating income (loss):
Recovery	31,100	33,336	(2,236)	(7)%
Youth division	4,792	(2,091)	6,883	329%
Weight management	3,828	3,299	529	16%

Operating income	$39,720	$34,544	$5,176	15%

(1)	Youth’s operating expenses for the three months ended September 30, 2010, include $1.7 million of asset impairment and $9.1 million of goodwill impairment.

The following table compares same-facility statistics for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, Same Facility
	2011	2010	% change
		As Restated
Recovery
Residential facilities
Revenue (in thousands)	$55,489	$52,727	5%
Patient days	149,317	148,598	0%
Net revenue per patient day	$371.62	$354.83	5%
CTCs
Revenue (in thousands)	$31,008	$30,236	3%
Patient days	2,464,859	2,440,003	1%
Net revenue per patient day	$12.58	$12.39	2%
Youth
Residential facilities
Revenue (in thousands)	$11,470	$11,476	(0)%
Patient days	40,037	42,043	(5)%
Net revenue per patient day	$286.49	$272.96	5%
Outdoor programs
Revenue (in thousands)	$8,779	$7,447	18%
Patient days	18,123	16,754	8%
Net revenue per patient day	$484.41	$444.49	9%
Weight Management
Revenue (in thousands)	$11,909	$11,303	5%
Patient days	46,452	43,499	7%
Net revenue per patient day	$256.37	$259.85	(1)%

Recovery’s same-facility revenue increased $3.5 million, or 4%, to $86.5 million for the three months ended September 30, 2011, from $83.0 million for the three months ended September 30, 2010. The $3.5 million, or 4%, increase in revenue within recovery was driven by increases of $2.8 million within residential facilities and $0.7 million within CTCs. Youth’s same-facility revenue increased $1.3 million, or 7%, to $20.2 million for the three months ended September 30, 2011, from $18.9 million for the three months ended September 30, 2010. The $1.3 million, or 7%, increase in revenue within youth was primarily driven by a $1.3 million increase within the outdoor programs. Weight management’s same-facility revenue increased by $0.6 million, or 5%, to $11.9 million for the three months ended September 30, 2011, from $11.3 million for the three months ended September 30, 2010, primarily due to an increase in patient days.

Recovery’s same-facility operating expenses increased $5.8 million, or 12%, to $55.4 million, for the three months ended September 30, 2011, from $49.6 million for the three months ended September 30, 2010. The $5.8 million increase was due to increases of $5.1 million and $0.7 million in residential facilities and CTCs, respectively. Youth’s same-facility operating expenses decreased $5.6 million, or 26%, to $15.5 million for the three months ended September 30, 2010, from $21.0 million for the three months ended September 30, 2010. The $5.6 million decrease was primarily due to due to a decrease of asset impairment and goodwill impairment charges of $0.6 million and $4.8 million, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table presents our results of operations for the nine months ended September 30, 2011 and 2010 (in thousands, except for percentages).

	Nine Months Ended September 30, Total Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	261,712	244,927	16,785	7%
Youth	54,002	51,767	2,235	4%
Weight management	25,818	23,709	2,109	9%
Corporate	112	151	(39)	(26)%

Total net revenue	341,644	320,554	21,090	7%
Operating expenses:
Recovery	176,943	162,054	14,889	9%
Youth (1)	56,834	116,737	(59,903)	(51)%
Weight management	21,965	21,478	487	2%
Corporate	24,752	24,322	430	2%

Total operating expenses	280,494	324,591	(44,097)	(14)%
Operating income (loss):
Recovery	84,769	82,873	1,896	2%
Youth	(2,832)	(64,970)	62,138	96%
Weight management	3,853	2,231	1,622	73%
Corporate	(24,640)	(24,171)	(469)	(2)%

Operating income (loss)	61,150	(4,037)	65,187	1,615%
Interest expense, net	(34,168)	(32,251)	(1,917)	6%
Other income (expense)	31	(88)	119	135%

Income (loss) from continuing operations before income taxes	27,013	(36,376)	63,389	174%
Income tax expense (benefit)	11,988	296	11,692	3,950%

Income (loss) from continuing operations, net of tax	15,025	(36,672)	51,697	141%
Loss from discontinued operations, net of tax	(8,810)	(11,747)	2,937	25%

Net income (loss)	6,215	(48,419)	54,634	113%

(1)	Youth’s operating expenses for the nine months ended September 30, 2011 include $1.9 million of asset impairment, and $9.2 million of asset impairment and $52.7 million of goodwill impairment for the nine months ended September 30, 2010.

The following table compares total facility statistics for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, Total Facility
	2011	2010	% change
		As Restated
Recovery
Residential facilities
Revenue (in thousands)	$170,096	$156,239	9%
Patient days	452,508	432,636	5%
Net revenue per patient day	$375.90	$361.13	4%
CTCs
Revenue (in thousands)	$91,616	$88,688	3%
Patient days	7,297,287	7,195,258	1%
Net revenue per patient day	$12.55	$12.33	2%
Youth
Residential facilities
Revenue (in thousands)	$33,159	$34,907	(5)%
Patient days	116,751	134,041	(13)%
Net revenue per patient day	$284.01	$260.42	9%
Outdoor programs
Revenue (in thousands)	$20,843	$16,860	24%
Patient days	43,120	37,675	14%
Net revenue per patient day	$483.37	$447.51	8%
Weight Management
Revenue (in thousands)	$25,818	$23,709	9%
Patient days	87,249	84,190	4%
Net revenue per patient day	$295.91	$281.61	5%

Net revenue increased $21.1 million, or 7%, to $341.6 million for the nine months ended September 30, 2011 from $320.5 million for the nine months ended September 30, 2010. The $21.1 million increase was due to a $16.8 million, or 7%, increase from recovery, a $2.2 million, or 4%, increase from youth and a $2.1 million, or 9%, increase from weight management. The $16.8 million, or 7%, increase within recovery was driven by increases of $13.9 million and $2.9 million within residential facilities and CTCs, respectively. The $2.2 million, or 4%, increase within youth was driven by an increase of $3.9 million from outdoor programs, offset by a $1.7 million decrease from residential facilities. The $2.1 million, or 9%, increase within weight management was driven primarily by the summer camps.

Operating expenses decreased $44.1 million, or 14%, to $280.5 million for the nine months ended September 30, 2011, from $324.6 million for the nine months ended September 30, 2010. The $44.1 million decrease in operating expenses was primarily driven by a decrease of non-cash goodwill and asset impairment charges of $59.7 million within youth. Without considering non-cash goodwill and asset impairment charges, operating expenses increased $15.9 million, or 6%, to $278.5 million from $262.6 for the nine months ended September 30, 2010. Of the $15.9 million increase, recovery increased $14.9 million, weight management increased $0.8 million, and corporate increased $0.4 million, offset by a $0.2 million decrease from youth.

Our operating margin was 18% for the nine months ended September 30, 2011 compared to (1)% for the nine months ended September 30, 2010. The increase in operating margin resulted from a decrease in non-cash goodwill and asset impairment charges. Without considering non-cash goodwill and asset impairment charges, operating margin was 18% for the nine months ended September 30, 2011 compared to 18% for the nine months ended September 30, 2010. Recovery’s operating margin decreased to 32% for the three months ended September 30, 2011, from 34% for the nine months ended September 30, 2010. Youth’s operating margin decreased to (5)% for the nine months ended September 30, 2011 from (126)% for the nine months ended September 30, 2010. Without considering non-cash goodwill and asset impairment charges, youth’s operating margin was (2)% for the nine months ended September 30, 2011 compared to (7)% for nine months ended September 30, 2010. Weight management’s operating margin increased to 15% for the nine months ended September 30, 2011 from 9% for the nine months ended September 30, 2010.

Net income from continuing operations increased by $51.7 million to $15.0 million for the nine months ended September 30, 2011, from a loss of $36.7 million for the nine months ended September 30, 2010. The increase in income from continuing operations is primarily driven by a $21.1 million increase revenues and a $60.0 million decrease in non-cash goodwill and asset impairment charges, primarily offset by a $15.9 million increase in non-impairment operating expenses and an $11.7 million increase in income tax expense.

The following table presents our same-facility results of operations for the nine months ended September 30, 2011 and 2010 (in thousands, except for percentages).

	Nine Months Ended September 30, Same Facility
	2011	2010	2011 vs. 2010 $ Change	2011 vs. 2010 % Change
		As Restated
Net revenue:
Recovery	$261,101	$244,927	$16,174	7%
Youth	52,703	50,308	2,395	5%
Weight management	25,813	23,696	2,117	9%

Total net revenue	339,617	318,931	20,686	6%
Operating expenses:
Recovery	160,062	146,355	13,707	9%
Youth (1)	45,250	56,692	(11,442)	(20)%
Weight management	19,101	19,609	(508)	(3)%

Total operating expenses	224,413	222,656	1,757	1%
Operating income (loss):
Recovery	101,039	98,572	2,467	3%
Youth division	7,453	(6,384)	13,837	217%
Weight management	6,712	4,087	2,625	64%

Operating income	$115,204	$96,275	$18,929	20%

(1)	Youth’s operating expenses for the nine months ended September 30, 2011 and 2010 include $1.9 million and $9.2 million of asset impairment, respectively. Youth operating expenses for the nine months ended September 30, 2010, include $52.7 million of goodwill impairment.

The following table compares same facility statistics for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, Same Facility
	2011	2010	% change
		As Restated
Recovery
Residential facilities
Revenue (in thousands)	$169,485	$156,239	8%
Patient days	452,508	432,636	5%
Net revenue per patient day	$374.55	$361.13	4%
CTCs
Revenue (in thousands)	$91,616	$88,688	3%
Patient days	7,297,287	7,195,258	1%
Net revenue per patient day	$12.55	$12.33	2%
Youth
Residential facilities
Revenue (in thousands)	$31,860	$33,448	(5)%
Patient days	110,853	127,530	(13)%
Net revenue per patient day	$287.41	$262.28	10%
Outdoor programs
Revenue (in thousands)	$20,843	$16,860	24%
Patient days	43,120	37,675	14%
Net revenue per patient day	$483.37	$447.51	8%
Weight Management
Revenue (in thousands)	$25,813	$23,696	9%
Patient days	87,249	82,314	6%
Net revenue per patient day	$295.85	$287.87	3%

Recovery’s same-facility revenue increased $16.2 million, or 7%, to $261.1 million for the nine months ended September 30, 2011, from $244.9 million for the nine months ended September 30, 2010. The $16.2 million, or 7%, increase in revenue within recovery was driven by increases of $13.2 million within residential facilities and $3.0 million within CTCs. Youth’s same-facility revenue increased $2.4 million, or 5%, to $52.7 million for the nine months ended September 30, 2011, from $50.3 million for the nine months ended September 30, 2010. The $2.4 million, or 5%, increase in revenue within youth was primarily driven by a $4.0 million increase within the outdoor programs, offset by a $1.6 million decrease from residential facilities. Weight management’s same-facility revenue increased by $2.1 million, or 9%, to $25.8 million for the nine months ended September 30, 2011, from $23.7 million for the nine months ended September 30, 2010, primarily due to an increase in patient days.

Recovery’s same-facility operating expenses increased $13.7 million, or 9%, to $160.1 million, for the nine months ended September 30, 2011, from $146.4 million for the nine months ended September 30, 2010. The $13.7 million increase was due to increases of $11.7 million and $2.0 million in residential facilities and CTCs, respectively. Youth’s same-facility operating expenses decreased $11.4 million, or (20)%, to $45.3 million for the nine months ended September 30, 2010, from $56.7 million for the nine months ended September 30, 2010. The $11.4 million decrease was primarily due to due to a decrease of asset impairment and goodwill impairment charges of $6.3 million and $5.4 million, respectively.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$34,148	$39,607
Net cash used in investing activities	(12,295)	(14,723)
Net cash used in financing activities	(14,894)	(25,507)

Net increase in cash	$6,959	$(623)

Cash provided by operating activities was $34.1 million for the nine months ended September 30, 2011 as compared to $39.6 million during the same period in 2010. The decrease of $5.5 million was attributable primarily to changes in accounts receivable, accounts payable, and other current liabilities. The increase in accounts receivable was driven by higher census, year over year, and changes in payor mix. The decrease in accounts payable was primarily the result of changes in the timing of payments year over year. The decrease in other current liabilities was primarily the result of changes in the interest rate swap. Additionally, cash paid for interest, net of capitalized interest, during 2011 was $2.3 million higher and cash paid for income taxes was $0.9 million higher than the same period in 2010.

Cash used in investing activities was $12.3 million for the nine months ended September 30, 2011 as compared to $14.7 million during the same period of 2010. The decrease of $2.4 million primarily relates to a decrease in the purchases of property and equipment.

Cash used in financing activities was $14.9 million for the nine months ended September 30, 2011 as compared to $25.5 million during the same period in 2010. The decrease of $10.6 million is primarily due to the decrease of $19.0 million in the net repayments of the revolving line of credit, offset by $3.2 million increase in capitalized financing costs, $3.6 million increase in repayment of the Term Loans and seller notes, and $1.6 million increase in capital distributed to Parent.

Financing and Liquidity

We fund our ongoing operations through cash generated by operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents. As of September 30, 2011, our senior secured credit facility was comprised of a $388.7 million senior secured Term Loan facility and a $100.0 million revolving credit facility. Of the $388.7 million of Term Loans outstanding at September 30, 2011, $307.8 million (“Extended Term Loans”) is payable in quarterly principal installments of $0.9 million between March 31, 2013 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015. The remaining $80.9 million (“Non-Extended Term Loans’) of Term Loans outstanding at September 30, 2011 is payable on February 6, 2013. At September 30, 2011, the revolving credit facility had $53.8 million available for borrowing, $36.5 million outstanding and $9.7 million of letters of credit issued and outstanding.

Aggregate commitments of $37.0 million (“Non-Extended Revolving Line of Credit”) under the revolving credit facility mature on February 6, 2012. The remaining $63.0 million (“Extended Revolving Line of Credit”) mature on August 16, 2015 provided that if any of the Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Of the $36.5 million outstanding at September 30, 2011 under the revolving credit facility, $13.5 million was classified on our balance sheet as current portion of long term debt.

At September 30, 2011, we had $177.3 million in aggregate principal amount of 10.75% senior subordinated notes due 2016.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios. As of September 30, 2011, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our Term Loans and revolving credit facility could proceed against the collateral securing the indebtedness.

SUBSEQUENT EVENTS

The Company has evaluated events occurring from the balance sheet date of September 30, 2011 through the financial statements issuance date of November 14, 2011. During the evaluation period, the Company received notice that a state agency suspended admissions to one of the Company’s Recovery residential facilities, New Life Lodge, for one hundred twenty (120) days or until the state agency determines that issues prompting suspension have been addressed and corrected. The state agency suspended admissions after finding that the facility was in violation of licensing rules.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2010. As of September 30, 2011, our exposure to market risk has not changed materially since December 31, 2010.

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

Management initially identified certain errors upon initiating an internal investigation after noting inconsistencies in accounting for certain transactions at the Facility. Following a briefing by management on the issues, the Audit Committee hired independent counsel to conduct a review of accounting transactions at the Facility. The investigation was completed and the Audit Committee identified issues related to misconduct by a former employee as well as errors in accounting for revenue, accounts receivable, bad debt expenses and general expenses. As a result of these errors, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, including the quarterly data for the years 2009 and 2010, and for the fiscal quarter ended March 31, 2011.

Evaluation of Disclosure Controls and Procedures

After discovering the errors identified in our Form 10-K/A for the year ended December 31, 2010 and our Form 10-Q/A for the three months ended March 31, 2011, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation identified a material weakness in our internal control over financial reporting. Based on the evaluation of this material weakness, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. The Company and CRC Health Oregon, Inc. are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23 million in relief. We and the other defendants intend to defend vigorously the pending lawsuit. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe this case is without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

        In August, September and October 2011, three actions were brought against the Company’s New Life Lodge facility. One suit alleges negligence resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. A second suit was filed regarding the same matter by the same plaintiff alleging medical malpractice; plaintiff seeks to join this second suit with the first suit. The third suit is a medical malpractice action for alleged wrongful death and seeks $13.0 million in compensatory and punitive damages. We intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, the Company believes these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows, except as discussed above.

Item 1A.	Risk Factors

As of September 30, 2011, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 6.	Exhibits

The Exhibit Index beginning on page 40 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011

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