Form 10-K
period 2011-12-31
CRC Health CORP
filed 2012-03-30
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of March 30, 2012 was 1,000.

Documents incorporated by reference: exhibits as indicated herein

CRC HEALTH CORPORATION

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: our substantial indebtedness; unfavorable economic conditions that have and could continue to negatively impact our revenues; the failure to comply with extensive laws and governmental regulations given the highly regulated industry in which we operate and the ever changing nature of these laws and regulations; changes in reimbursement rates for services provided; the significant economic contribution that certain regions and programs have to our operating results; claims and legal actions by patients, students, employees and others; failure to cultivate new, or maintain existing relationships with patient referral sources; competition; shortage in qualified healthcare workers; our employees election of union representation; difficult, costly or unsuccessful integrations of acquisitions; the material weakness in our controls over financial reporting and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Annual Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

PART I

ITEM 1.	Business

Overview

We are a leading provider of treatment services related to substance abuse, troubled youth, and for other addiction diseases and behavioral disorders. We deliver our services through our three divisions: recovery, youth and weight management. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides therapeutic educational programs to underachieving young people through residential schools and outdoor programs. Our weight management division provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities.

In the second quarter of 2011, we reorganized our managerial and financial reporting structure into three segments: recovery, youth and weight management. Prior to this change, we had two operating segments, which were also our reportable segments: recovery and healthy living. The youth and weight management businesses that were previously reported under healthy living are now reported separately. We have retrospectively revised the segment presentation for all periods presented.

As of December 31, 2011, our recovery division operated 102 treatment facilities in 21 states and treated approximately 29,000 patients per day, which we believe makes us the largest and most geographically diversified for-profit provider of substance abuse treatment. As of December 31, 2011, our youth division operated 16 adolescent and young adult programs in 6 states. Our weight management division operated 18 facilities in 8 states, and one in the United Kingdom. During the 2011 calendar year, the youth and weight management divisions enrolled approximately 2,300 students each.

Industry Overview

Addiction Disorders

Addiction is a chronic disease that adversely affects the lives of millions of Americans. One of the most common and serious addictions is substance abuse, which encompasses the abuse of alcohol and drugs. Without treatment, substance abuse can lead to depression, problems at home or work, and in some cases, physical injury or even death. In 2005, expenditures for treatment of substance abuse in the United States totaled $22.2 billion and is projected to increase to $35.0 billion in 2014 (U.S. Department of Health and Human Services). Moreover, substance abuse has a significant impact on society as a whole, with recent estimates of the total societal cost of substance abuse in the U.S. at $510.8 billion per year (“Behavioral Health: Public Health Challenge,” Substance Abuse and Mental Health Services Administration (SAMHSA) 2011 presentation to the American Public Health Association).

In 2010, 23.1 million persons aged 12 or older needed treatment for an illicit drug or alcohol use problem (9.1% of all persons aged 12 or older). Of these, 2.6 million (1.0% of persons aged 12 or older and 11.2% of those who needed treatment) received treatment at a specialty facility. Thus, 20.5 million persons (8.1% of the population aged 12 or older) needed treatment for an illicit drug or alcohol use problem but did not receive treatment at a specialty facility in the past year (2010 National Survey on Drug Use and Health sponsored by SAMHSA). Furthermore, there is increasing recognition by private and public payors that failure to deliver early treatment for substance abuse and other behavioral issues generally results in higher acute-care hospital costs and can compound the negative effects of these issues over time.

Treatment providers for the large and growing behavioral healthcare market, at both the adult and adolescent levels, are highly fragmented, with services to the adult population provided by almost 13,400 facilities (2010 National Survey of Substance Abuse Treatment Services sponsored by the SAMHSA), and with services to the adolescent population provided primarily by single-site competitors and a handful of competitors of significantly lesser size. Due in part to the regulatory and land use hurdles of opening new substance abuse treatment facilities, we believe that the supply of residential substance abuse treatment and therapeutic education services is constrained in the United States as evidenced by high industry-wide utilization rates.

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

Adolescent Behavioral Disorders

According to the 2010 National Survey on Drug Use and Health (NSDUH), 37.4% of youths aged 12 to 17 reported that they engaged in at least one delinquent behavior in the past year, and approximately 1.9 million adolescents (8.0% of the population) had at least one major depressive episode in the past year. While the majority of adolescents successfully cope with these issues on their own, there are a growing number of adolescents who need help and support to successfully transition to a productive adulthood. Other developmental challenges faced by adolescents include learning disabilities, such as attention deficit hyperactivity disorder and obesity. According to the National Resource Center on Attention Deficit Hyperactivity Disorder, this condition affects 3% to 7% of school-age children, who in relation to their peers have higher rates of psychiatric and behavioral disorders.

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

Weight Management

Other related behavioral disorders that may be effectively treated through a combination of medical, psychological and social treatment programs include obesity and eating disorders. Overweight and obesity is a significant health issue in the United States. In 2010, the U.S. Centers for Disease Control and Prevention ranked obesity as the number one health threat facing America. It is estimated that in 2010 approximately 34% of the adult population was overweight, an additional 34% of the adult population are obese and 4.8% are morbidly obese. The National Health and Nutrition Examination Survey reports that approximately 16% of the population between the ages of 6 and 19 are overweight. Overweight is defined as having a body mass index (BMI) of 25.0 to 29.9, obesity is defined as having a BMI of 30 or greater and morbid or extreme obesity is defined as a BMI of 40 or higher. Obesity increases a person’s risk for developing several serious obesity-related health conditions such as cardiovascular disease, hypertension, thyroid disease and diabetes.

Eating disorders, such as anorexia nervosa, bulimia nervosa, and other forms of disordered eating such as binge eating and compulsive overeating that may lead to obesity represent large underserved treatment markets. These segments are highly fragmented with no national provider. As many as 10 million people suffer from an eating disorder such as anorexia, bulimia, and binge eating (excluding obesity) at any point in time. For females between fifteen to twenty-four years old who suffer from anorexia nervosa, the mortality rate associated with the illness is twelve times higher than the death rate of all other causes of death. Only 10% of those who need treatment receive treatment and only 35% of those who get treatment receive treatment in an appropriate program or at the appropriate level of care.

Our Business

We deliver our services through our recovery, youth, and weight management divisions, which are our three reportable segments. Performance of our reportable segments is evaluated based on profit or loss from operations (“segment profit”).

Recovery Division

Our recovery division provides treatment services both on an inpatient and outpatient basis to patients suffering from chronic addiction diseases and related behavioral disorders. We operated 30 inpatient residential facilities, 15 outpatient facilities and 57 comprehensive treatment clinics (“CTCs”) in 21 states as of December 31, 2011. Net revenues from our recovery division as a percentage of total revenues was 77%, for the years ended December 31, 2011, 2010, and 2009. The majority of our treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders, emotional trauma and abuse.

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

Inpatient Residential and Outpatient Treatment Programs. On average, our residential facilities have been operating for over 20 years. We have established strong relationships with referral sources and have longstanding ties to the local community and an extensive network of former patients and their families. Our residential treatment services are provided in a peaceful setting that is removed from the pressures, pace and temptations of a patient’s everyday life. Our inpatient facilities house and care for patients over an extended period (22 days on average during the year ended December 31, 2011) and typically treat patients from a broadly defined regional market. As of December 31, 2011, we had 2,076 available beds in our residential and extended care facilities and treated approximately 1,400 patients per day.

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

Our outpatient clinics primarily serve patients that are in the early stages of their addiction; do not require inpatient treatment or are transitioning from a residential treatment program; have employment, family or school commitments; and have stabilized in their substance addiction recovery practices and are seeking ongoing continuing care.

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

Comprehensive Treatment Services. Our CTCs specialize in detoxification and recovery through medication-assisted therapy, counseling, and support services, as well as “Maintenance to Abstinence” programs for individuals who are addicted to opiates but have been using for a relatively short period of time. As of December 31, 2011, our CTCs treated on average approximately 26,800 patients on a daily basis. During 2011, substantially all of our CTC services were provided to individuals addicted to heroin and other opiates, including prescription analgesics. At December 31, 2011, 28 CTCs were certified to provide at least one additional comprehensive outpatient substance abuse treatment (“COSAT”) service. COSAT services broaden the array of services offered at our clinics and increase our potential patient base by providing services to individuals with problems with all drugs and alcohol, not just opiates. An individual treatment plan is developed for each patient providing manageable goals and objectives to assist in the recovery process.

Substantially all of our patients addicted to heroin and other opiates are treated with methadone, but a small percentage of our patients are treated with other medications such as buprenorphine. Patients usually visit an outpatient treatment facility once a day in order to receive their medication. During the beginning of their treatment program, patients receive weekly counseling and as they successfully progress in the treatment protocol, they continue to receive counseling each month. The mandatory minimum duration of counseling varies from state to state. Following the initial administration of medication, patients go through an induction phase where medication dosage is systematically modified until an appropriate dosage is reached. As patients progress with treatment and meet certain goals in their individualized treatment plan and certain federal criteria related to time in treatment, they become eligible for up to 30 days of take-home doses of medication, eliminating the need for daily visits to the clinic. The length of treatment differs from patient to patient, but typically ranges from one to three years.

Youth Division

Our youth division provides a wide variety of therapeutic educational programs for adolescents through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Net revenues from our youth division as a percentage of total revenues were 16%, 16%, and 17%, for the years ended December 31, 2011, 2010, and 2009, respectively.

Our programs provide services ranging from short-term intervention programs to longer-term residential treatment. Our programs are offered in boarding schools, residential treatment centers, outdoor experiential programs and summer camps. These programs exist at the intersection of education and therapy for adolescents who have demonstrated behavioral or learning challenges that are interfering with their performance in school and in life such as substance abuse, academic underachievement, anger and aggressive behavior, family conflict, special learning needs and depression. Since most of the targeted customer base for these programs faces a wide range of interrelated academic, emotional and behavioral disorders, our ability to offer a seamless continuum of care for a multitude of problems is an important competitive differentiator for us.

Adolescent Residential Programs. These programs are typically operated in traditional boarding school environments where a unique plan is crafted for each student that combines group therapy, individual counseling and specialized therapeutic experiences, such as equine therapy, which are designed to build the student’s personal and emotional skills. We treat both adolescents and young adults in our residential programs. Our programs focus primarily on therapeutic programming and a strong peer environment to help students overcome self-defeating behaviors and acquire and practice positive behaviors. In addition, we have a number of programs that are tailored to students with attention deficit hyperactivity disorder, learning disabilities or acute emotional issues, and offer structured education in an intimate academic environment that emphasizes personalized student attention and development of organizational and social skills. Parent seminars and family resolution conferences play an important role in building mutually respectful and responsible relationships and preparing the student to face the real world challenges they face upon completion of the program. Each of our residential programs follows an accredited middle school, high school or college preparatory curriculum over a length of stay ranging from one to 16 months with an average duration of approximately eight months. Admissions are accepted year-round, subject to capacity, and campus sizes range from 17-132 students at both single gender and co-ed campuses.

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

Weight Management Division

Our weight management division provides treatment services for weight management and eating disorders, each of which may be effectively treated through a combination of medical, psychological and social treatment programs. Revenues from our weight management division as a percentage of revenue were 7%, 7%, and 6%, for the years ended December 31, 2011, 2010, and 2009, respectively.

Weight Management Programs. We operate a number of weight loss programs for adults and adolescents. Recognizing that weight loss management is a complex behavioral and biological struggle, our comprehensive and intensive weight management programs provide people with the necessary tools, decision-making skills and behavioral strategies to control weight permanently.

Our residential weight loss facility for adults offers a behavioral approach to weight loss and healthy lifestyle change. As of December 31, 2011, this facility had 92 available beds. Emphasizing a medically sound approach to healthy living, our residential weight loss facility provides individual nutrition counseling, behavioral workshops, exercise and individual sessions with a psychologist to empower participants and teach them how to integrate healthy eating principles into their daily lives.

These weight loss programs are intended for the growing number of obese adolescents for whom traditional weight loss methods have been unsuccessful. Our schools are the first therapeutic boarding schools in the United States specifically designed for obese adolescents and young adults, and feature a full academic program in addition to a therapeutic weight loss program. The residential schools, as well as our summer weight loss camps, employ scientific weight loss methods that are designed to maximize long-term behavioral change as a catalyst to substantial and sustained weight loss. These programs include intensive cognitive-behavioral therapy, a low fat, low energy density diet, high physical activity and an integrated nutritional and academic educational program. By participating in a research-based diet and activity management program, and intensive training on the skill sets and behaviors necessary for weight control, students are returned to a normal weight and learn to change to a wide range of behaviors, starting with diet and activity, but including self-esteem, mood, affect and outlook.

Eating Disorder Treatment Programs. We operated 5 residential eating disorder facilities/programs in 3 states as of December 31, 2011. The total number of beds as of December 31, 2011 was 34. Our residential facilities are located in home-like settings with scenic and peaceful surroundings and provide individuals with a variety of treatment options focusing on their individual needs. The full range of services includes residential inpatient, day program and intensive outpatient treatment (“IOP”) for anorexia nervosa, bulimia nervosa, binge eating and related disorders.

Accreditation of Facilities

All of our recovery division treatment facilities and clinics are accredited by either the Joint Commission or CARF, making them eligible for reimbursement by third-party payors, with the exception of portions of our four State of Washington treatment clinics. Our State of Washington treatment clinics are accredited by the State of Washington Division of Behavioral Health and Recovery. All of our youth division residential programs and all but one of our youth division outdoor programs are accredited by an educational accreditation program, such as AdvancED. In addition all of our youth division adolescent programs other than our seasonal camps are Joint Commission or CARF accredited. All of our eating disorder treatment residential facilities are accredited by CARF.

Referral Base and Marketing

We receive a large number of patient referrals from our several thousand referral sources. Patients are referred to our facilities through a number of different sources, including healthcare practitioners, public programs, other treatment facilities, managed care organizations, unions, emergency departments, judicial officials, social workers, police departments and word of mouth from previously treated patients and their families, among others. We devote significant resources to establishing strong relationships with a broad array of potential referral sources at the local and national level. No single referral source resulted in a significant portion of our revenues.

We engage in local marketing and direct-to-consumer internet marketing and develop programs and content targeted at key referral sources on a national basis. Our National Resource Center (“NRC”) is a centralized call center located at our corporate headquarters that responds to inquiries from our online marketing efforts and facilitates cross-referrals.

Payor Mix

We generate our revenues in our recovery division from three primary sources: self-payors, commercial payors such as managed care organizations, and government programs. We generate substantially all of our revenues in our youth division from self-payors. We generate most of our revenues in our weight management programs from self-payors but the substantial majority of our revenues in our eating disorder programs are being generated from commercial payors. We believe our strong relationships with third party payors and our industry experience allow us to obtain contracts for new and acquired facilities which creates an opportunity to increase the number of patients we treat.

Staffing and Local Management Structure

Our facilities are managed by an executive director experienced in treatment services and many hold post-graduate degrees. The executive director is supported by a facility staff that is experienced in providing the best quality treatment to our customers. Depending on the treatment center, the facility staff will consist of physicians, nurses, therapists, counselors, teachers, and administrative and operational employees.

Competition

Treatment providers for the large and growing substance abuse treatment market are highly fragmented, with services being provided by over 13,400 different facilities. The primary competitive factors in the substance abuse treatment industry include the quality of programs and services, charges for programs and services, geographic proximity to the patients served, brand and marketing awareness and the overall responsiveness to the needs of patients, families and payors. Our recovery division competes against an array of local competitors, both private and governmental, hospital-based and free standing and for-profit and non-profit facilities. Most of our residential facilities compete within local or regional markets. Sierra Tucson, Life Healing Center and Bayside Marin, three of our residential treatment facilities for addiction and other behavioral disorders compete in both national and international markets with other nationally known substance abuse treatment facilities.

Providers of adolescent treatment services are also highly fragmented with services being provided by over 500 different facilities. Our adolescent division competes with a large number of single-site businesses that lack our name recognition and management resources, as well as a handful of larger companies who have divisions that provide youth treatment programs.

Our weight management programs compete primarily against other weight loss camps, various support programs that offer diet foods or meal replacement, and surgical alternatives such as bariatric surgery. The providers of such support programs are also highly fragmented. The eating disorder market is highly fragmented with no national player that offers the full continuum of care. Our eating disorder programs for anorexia and bulimia primarily compete against private and non-profit treatment programs.

Regulatory Matters

Overview

Healthcare providers are regulated extensively at the federal, state and local levels. In order to operate our business and obtain reimbursement from third-party payors, we must obtain and maintain a variety of licenses, permits and certifications, and accreditations. We must also comply with numerous other laws and regulations applicable to the conduct of business by healthcare providers. Our facilities are also subject to periodic on-site inspections by the agencies that regulate and accredit them in order to determine our compliance with applicable requirements.

The laws and regulations that affect healthcare providers are complex, change frequently and require that we regularly review our organization and operations and make changes as necessary to comply with the new rules or interpretations of rules. Significant public attention has focused in recent years on the healthcare industry, directing attention not only to the conduct of industry participants but also to the cost of healthcare services. In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals and other health care providers. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and regulations and increased enforcement activity.

Licensure, Accreditation and Certification

All of our recovery division treatment facilities are licensed under applicable state laws where licensure is required. Licensing requirements typically vary significantly by state and by the services provided. In addition, all of our facilities that handle and dispense controlled substances are required to register with the U.S. Drug Enforcement Administration (“DEA”), and are required to abide by DEA regulations regarding such controlled substances. The DEA also requires that our comprehensive treatment clinics be certified by the Substance Abuse and Mental Health Services Administration (“SAMHSA”), in order to provide opiate treatment. Furthermore, our treatment facilities that participate in government healthcare payment programs such as Medicaid must be certified to participate in the programs and maintain certification through compliance with a complex set of laws and regulations.

Most of our residential and CTC’s must obtain and maintain accreditation from private entities. Accreditation is generally a requirement for participation in government and private healthcare payment programs. In addition, certain federal and state licensing agencies require that providers be accredited. Joint Commission and CARF are private organizations that have accreditation programs for a broad spectrum of healthcare facilities. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. Joint Commission accredits a broad variety of healthcare organizations, including hospitals, behavioral health organizations, nursing and long-term care facilities, ambulatory care centers, laboratories and managed care networks and others, including three of our youth treatment programs. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, and many other types of programs. Accreditation by the Joint Commission, CARF or one of the educational accreditation organizations that recognize our youth treatment programs requires an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is typically granted for a specified period, typically ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey.

A typical adolescent youth services or adolescent weight management program will be subject to licensure by the state department of education or health services, as well as local land use and health and safety laws. In addition, approximately eighty percent of our youth treatment programs are accredited by an educational accreditation program, such as Southern Association of Colleges and Schools (SACS), and approximately eighty percent are accredited by either Joint Commission or CARF. A number of our youth programs maintain federal land use permits for their outdoor education and ranching activities.

Our eating disorder facilities within the weight management division are subject to state licensure and the facilities and programs that are accredited must comply with the guidelines of the applicable accrediting entities.

We believe that all of our facilities and programs are in substantial compliance with current applicable federal, state and local licensure, certification , and participation requirements. In addition, we believe that all are in compliance with the standards of the entities, including the Joint Commission and CARF, which have accredited them. Periodically, federal, state and local regulatory agencies as well as accreditation entities conduct surveys of our facilities and may find from time to time that a facility is out of compliance with certain requirements. Upon receipt of any such finding, the facility timely submits a plan of correction and corrects any cited deficiencies.

Fraud, Abuse and Self-Referral Laws

Many of our facilities in our recovery division must comply with a number of laws and regulations because such facilities participate in federal government healthcare payment programs such as Medicare and Medicaid. The anti-kickback provision of the Social Security Act, or the anti-kickback statute, prohibits certain offers, payments or receipt of remuneration in return for referring patients covered by federal healthcare payment programs or purchasing, leasing, ordering or arranging for or recommending any services, good, item or facility for which payment may be made under a federal healthcare program. As a result, dealings by facilities that participate in such government programs with referring physicians and other referral sources, including employment contracts, independent contractor agreements, professional service agreements, joint venture agreements and medical director agreements, are all subject to the anti-kickback statute. The anti-kickback statute has been interpreted broadly by federal regulators and certain courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Violations of the anti-kickback statute may be punished by criminal or civil penalties, including exclusion from federal healthcare programs, imprisonment and damages up to three times the total dollar amount involved. In addition to the federal anti-kickback statute, many states have similar, parallel provisions, sometimes even broader in application. At the federal level, The Office of Inspector General (OIG) of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. The OIG has published regulations describing activities and business relationships that would be deemed not to violate the anti-kickback statute, known as “safe harbor” regulations. We use our best efforts to comply with the federal anti-kickback statute and parallel state statutes, including the use of applicable safe harbors.

Sections 1877 and 1903(s) of the Social Security Act, commonly known as the “Stark Law,” prohibit referrals for designated health services by physicians under the Medicare and Medicaid programs to any entity in which the physician has an ownership or compensation arrangement, unless an exception applies, and prohibits the entity from billing for such services rendered pursuant to any prohibited referrals. These types of referrals are commonly known as “self-referrals.” There are exceptions for customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements that meet specific standards. We use our best efforts to structure our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and related regulations. Sanctions for violating the Stark Law include required repayment to governmental payors of amounts received for services resulting from prohibited referrals, civil monetary penalties, assessments equal to three times the dollar value of each service rendered for an impermissible referral (in lieu of repayment) and exclusion from the Medicare and Medicaid programs. As with state laws that are parallel to the federal anti-kickback statute, there also are laws at the state level that concern referrals, some of which are broader in scope that the Stark Law.

The federal False Claims Act prohibits healthcare providers from knowingly submitting false claims for payment under a federal healthcare payment program. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the Stark Law or the anti-kickback statute or claims for services provided that do not otherwise comply with federal laws or regulations, including certification standards. Although liability under the federal False Claims Act arises when an entity “knowingly” submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each false claim. From time to time, companies in the healthcare industry, including us, may be subject to actions under the federal False Claims Act. The Fraud Enforcement and Recovery Act has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. The Fraud Enforcement and Recovery Act also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court.

Individuals may also bring an action on behalf of the government under the “whistleblower” or “qui tam” provisions of the federal False Claims Act. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. These qui tam provisions allow for the private party that identified the violation to receive a portion of the sums the provider is required to pay in the event of a judgment against a provider.

Privacy and Security Requirements

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under the Drug Abuse Prevention, Treatment and the Rehabilitation Act of 1979 and Health Insurance Portability and Accountability Act of 1996 (HIPAA) contain provisions that:

•	protect individual privacy by limiting the uses and disclosures of patient information;

•	create rights for patients regarding their health information, such as access rights and the right to amend certain aspects of their health information;

•	require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form;

•	prescribe specific transaction formats and data code sets for certain electronic healthcare transactions; and

•

require establishment of standard unique health identifiers for individuals, employers, health plans and healthcare providers to be used in connection with standard electronic transactions no later than May 23, 2007.

We have adopted privacy policies in accordance with HIPAA requirements. We believe that we are in compliance with certain security regulations under HIPAA but have not yet completed a full HIPAA audit to ensure compliance. Under HIPAA, a violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

In addition, other federal laws and regulations, and many states, impose requirements regarding the confidentiality and security of healthcare information, as well as the permitted uses of that information, and many of these laws and regulations are more restrictive than the HIPAA requirements. For example, long before HIPAA, federal law provided extensive privacy protections for substance abuse treatment information and some states also impose similar laws targeting substance abuse treatment information. As public attention is drawn to the issues of the privacy and security of health information, both federal and state laws may be revised or expanded to provide greater patient privacy protections. Failure to comply with these laws could expose us to criminal and civil liability, as well as requiring us to restructure certain of our operations.

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

Mental Health Parity Legislation and Patient Protection and Affordable Care Act

The regulatory framework in which we operate is constantly changing. Both the Mental Health Parity Legislation and the Patient Protection and Affordable Care Act may require that we make operational changes to comply with such laws and regulations. Signed into law in October 2008, the Mental Health Parity and Addiction Equity Act of 2008 (MHPAEA) is a federal parity legislation that requires health insurance plans that offer mental health and addiction coverage to provide that coverage on par with financial and treatment coverage offered for other illnesses. In addition, the law applies to Medicaid managed care plans, state Children’s Health Insurance Program (“CHIP”) and group health plans that do not already cover mental health and substance abuse benefits. Health plans that do not already cover mental health treatments will not be required to do so, and health plans are not required to provide coverage for every mental health condition published in the Diagnostic and Statistical Manual of Mental Disorders by the American Psychiatric Association. The MHPAEA also contains a cost exemption which operates to exempt a group health plan from the MHPAEA’s requirements if compliance with the MHPAEA becomes too costly.

The MHPAEA specifically directed the Secretaries of Labor, Health and Human Services and the Treasury to issue regulations to implement the legislation. Although regulations regarding how the MHPAEA was to be implemented were issued on February 2, 2010 in the form of an interim final rule, final regulations have not yet been published and interpretative guidance from the regulators has been limited to date.

The federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), expands coverage of uninsured individuals and provides for significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs where reimbursement is tied in part to quality and integration. Based on Congressional Budget Office estimates, the Health Reform Law, as enacted, is expected to expand health insurance coverage to approximately 32 to 34 million additional individuals through a combination of public program expansion and private sector health insurance reforms. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled).

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

Employees

As of December 31, 2011, we employed 4,218 people throughout the United States, which includes 3,876 full-time employees and 342 part-time employees. There were 2,986 employees in our recovery division, 786 employees in our youth division, and 305 employees in our weight management division. The remaining 231 employees are in corporate management, administration and other services.

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

Business Risks

We are a highly levered company which could adversely affect our ability to operate our business.

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, raise additional capital to fund our operations and to react to changes in the economy or our industry.

A summary of the material terms of our financing agreements can be found in Note 8, of our Notes to Consolidated Financial Statements in this Form 10-K for further information. We are highly leveraged. We have incurred $601.7 million of indebtedness as of December 31, 2011. Our parent company has incurred an additional $175.3 million of indebtedness as of December 31, 2011.

Our substantial indebtedness and the indebtedness of our parent company could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds.

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

Economic conditions have negatively impacted our revenues. If the economic downturn continues or deteriorates further or if other adverse economic conditions arise such as inflation, it could have a material adverse effect on our business. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. Substantially all of the revenue from our youth division and weight management programs and certain residential treatment facilities such as Sierra Tucson and our extended care facilities is derived from private-pay funding. In addition, a substantial portion of our revenue from our comprehensive substance abuse treatment clinics is from self-payors. A sustained downturn in the U.S. economy has, and could continue to, restrain the ability of our patients and the families of our students to pay for our services in all of our divisions. Other risks that we face as a result of general economic weakness include potential declines in the population covered by health insurance and patient decisions to postpone care. Moreover, reduced revenues as a result of a softening economy may also reduce our working capital and interfere with our long-term business strategy.

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

For 2011, we derived approximately 21% of our revenue from government programs and approximately 79% of our revenue from non-government payors such as self-pay, managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments, such as California and Wisconsin, are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. Government payors also tend to pay on a slower schedule. Thus, while approximately 21% of our revenue was attributable to governmental payors, such payors accounted for approximately 39% of our gross accounts receivable as of December 31, 2011. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles further, our cash flow from operations could be negatively affected.

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

We derive a significant portion of our revenue and profitability from key treatment programs located in certain states.

In 2011, facilities located in the following states provided a significant portion of our total revenues:

State	% of total revenue
Pennsylvania	14%
California	12%
Arizona	11%
North Carolina	11%
Utah	8%

If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

Moreover, a decline in the revenue or profitability of our Sierra Tucson facility would likely have a material adverse effect on our revenue and operating results. In 2011, the facility generated approximately 10% of our total revenue and approximately 26% of our operating income before corporate and divisional overhead. We rely primarily on self-payor patients at Sierra Tucson.

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

We compete directly with a wide variety of non-profit, government and for-profit treatment providers, and this competition may intensify in the future. In addition, we compete with different modalities of treatment. Non-profit and government providers may be able to offer competitive services at lower prices, which may adversely affect our revenue in regional markets and service categories. In addition, many for-profit providers are local, independent operators or physician groups with strong established reputations within the surrounding communities, which may adversely affect our ability to attract a sufficiently large number of patients in markets where we compete with such providers. For example, we have seen an increase in physicians providing treatment care through the use of suboxone. Our youth division and weight management programs compete against a small number of multiple-location providers as well as a number of independent operators. These providers compete with us not only for referrals, but also for qualified personnel, and in some cases our personnel have resigned their positions with us to operate programs of their own. We may also face increasing competition from new operators which may adversely affect our revenue and operating results in impacted markets.

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

We may have difficulty operating and integrating treatment facilities and programs that we acquire. This may disrupt our business and increase our costs and harm our operating results.

In 2011, we acquired 2 CTC facilities. In 2010, we acquired five outpatient treatment clinics and one youth camp. There were no acquisitions in 2009. Additional acquisitions would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

•	integrate operations and personnel at acquired programs;

•	maintain and attract patients and students to acquired programs; and

•	manage our exposure to unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations.

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

Accidents or other incidents at our treatment facilities, or those of our competitors, may adversely affect our revenues and operating results directly or through negative public perception of the industry.

Accidents resulting in physical injuries to patients or staff, or incidents that attract negative attention to our industry generally, such as those involving death or criminal conduct against, or by a patient could result in regulatory action against us, including but not limited to the suspension of our license, possible legal claims and lost referrals or student withdrawals. No assurance can be given that accidents or other incidents at our programs will not adversely affect our operations.

Borrowers of our loan program may default, resulting in loss.

We maintain a private loan program pursuant to which our students and/or patients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. As of December 31, 2011, there were $10.4 million outstanding in loans. The loans are unsecured. If the borrowers default on these loans, we will incur losses.

We have a limited history of profitability, have incurred net losses in the past and may incur substantial net losses in the future.

We had an accumulated deficit of $203.4 million at December 31, 2011. For 2011, we recorded net income of $2.5 million and for 2010, and 2009, we recorded a net loss of $46.1 million and $27.1 million, respectively. We cannot assure that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

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

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our operations. Such natural disasters may result in physical damage to or destruction of our programs as well as damage to areas where our patients or referral sources are based. In 2011, floods in Pennsylvania resulted in additional expense and loss of business at our PA facilities. Such natural disasters may lead to decreased census, decreased revenues and higher operating costs.

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

Licensure, accreditation and certification

In order to operate our business, our treatment facilities for substance abuse must obtain the required state and federal licenses and certification as well as, in most cases, accreditation from The Joint Commission or CARF. In addition, such licensure, certification and accreditation are required to receive reimbursement from most commercial and government payors. If our programs are unable to maintain such licensure, certification and accreditation, our revenue may decline, our growth may be limited and our business may be harmed.

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

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses, loss of payment for past services and exclusion from Medicaid programs, which could harm us. Approximately 21% of our revenue for 2011 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

Privacy and security requirements

There are numerous federal and state regulations such as the federal regulations issued under the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) addressing patient information privacy and security concerns. Compliance with these regulations can be costly and requires substantial management time and resources. Our failure to comply with HIPAA privacy or security requirements could lead to civil and criminal penalties and our business could be harmed.

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

Changes to federal, state and local regulations and in the regulatory environment, as well as different or new interpretations of existing regulations, could adversely affect our operations and profitability.

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

Federal, state and local regulations determine the capacity at which our therapeutic education programs for adolescents may be operated. Some of our programs in our youth division rely on federal land use permits to conduct the hiking, camping and ranching aspects of these programs. State licensing standards require many of our programs to have minimum staffing levels; minimum amounts of residential space per student and adhere to other minimum standards. Local regulations require us to follow land use guidelines at many of our programs, including those pertaining to fire safety, sewer capacity and other physical plant matters.

In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. For example, effective 2011, the state of Indiana adopted additional regulations covering our clinics in Indiana and increasing our operating costs for such clinics. In 2010 and 2011, legislators and/or regulators in West Virginia, Tennessee and Pennsylvania sponsored legislation or regulations that could impact our operations and increase our operating expenses. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth and harm our operating results.

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

In 2011, a review of inconsistencies in the accounts at one of our recovery residential treatment facilities resulted in the restatement of certain previously issued consolidated financial statements. We are required to maintain internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2011, we concluded that a material weakness existed in our internal control over financial reporting as discussed in Part II, Item 9A of this Form 10-K. As a result of this material weakness, our disclosure controls and procedures were not effective and failed to timely prevent or detect errors in our consolidated financial statements. If not remediated, this material weakness could result in future misstatements of account balances or in disclosure that could result in material misstatement to our annual or interim consolidated financial statements.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Recovery division. The following tables list our residential and outpatient treatment facilities, as of December 31, 2011.

Program	City	State	Owned /Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Bayside Marin (with multiple licensed treatment programs)	San Rafael	CA	Leased
Brandywine	Kennett Square	PA	Owned/Leased
Burkwood	Hudson	WI	Owned
Camp Recovery Center	Scotts Valley	CA	Owned
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned
Life Healing Center	Santa Fe	NM	Owned
New Life Lodge	Burns	TN	Owned
New Life Lodge Extended Care Program	Burns	TN	Leased
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea—Extended Care	Newport Beach	CA	Leased
Sober Living by the Sea—Sunrise Ranch	Riverside	CA	Leased
Sober Living by the Sea—Victorian	Newport Beach	CA	Leased
Sober Living by the Sea—The Rose	Newport Beach	CA	Leased
Sober Living by the Sea—The Landing	Newport Beach	CA	Leased
Starlite Recovery Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wellness Resource Center	Boca Raton	FL	Owned/Leased
White Deer Run (WDR)—Allenwood	Allenwood	PA	Owned
WDR—Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamsburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
WDR—York/Adams	York	PA	Leased
Wilmington Treatment Center	Wilmington	NC	Owned

Outpatient Treatment Facilities

Azure	Sacramento	CA	Leased
Bayside Marin	San Rafael	CA	Leased
Bayside Marin – San Francisco	San Francisco	CA	Leased
Camp Recovery Center—San Jose	Campbell	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
Sober Living—Costa Mesa	Costa Mesa	CA	Leased
Wellness Resource Center	Boca Raton	FL	Leased
Wilmington—Myrtle Beach	Myrtle Beach	SC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased
WDR—Williamsport	Williamsport	PA	Leased

Recovery division. The following table lists our comprehensive treatment centers by state and number, as of December 31, 2011.

State	Clinics	Owned / Leased
California	12	All clinics leased
Delaware	1	All clinics leased
Georgia	1	Leased
Indiana	5	All clinics leased
Kansas	1	Leased
Louisiana	1	Leased
Maryland	3	All clinics leased
North Carolina	5	All clinics leased
Oregon	5	All clinics leased
Pennsylvania	2	All clinics leased
Tennessee	1	Leased
Virginia	3	All clinics leased
Washington	5	All clinics leased
West Virginia	7	All leased except for one owned property
Wisconsin	5	All clinics leased

Total	57

Youth division. The following table lists our adolescent treatment programs within our youth division as of December 31, 2011.

Program	City	State	Owned /Leased
Residential Treatment Centers

Aspen Institute for Behavioral Assessment	Syracuse	UT	Leased
Island View	Syracuse	UT	Leased
Turn-About Ranch	Escalante	UT	Owned/Leased
Youth Care	Draper	UT	Owned/Leased

Therapeutic Boarding Schools

Academy at Swift River	Cummington	MA	Leased
Copper Canyon Academy	Rimrock	AZ	Leased
Talisman Academy	Hendersonville	NC	Leased
Oakley School	Oakley	UT	Leased
Stone Mountain School	Black Mountain	NC	Leased

Special Learning Needs

Camp Huntington	High Falls	NY	Leased
Talisman Summer Camps	Zirconia	NC	Leased

Outdoor Programs

Adirondack Leadership Expeditions	Saranac Lake	NY	Leased
Four Circles Recovery Center	Horseshoe	NC	Leased
Outback Therapeutic Expeditions	Lehi	UT	Leased
SUWS of the Carolinas	Old Fort	NC	Leased
SUWS of Idaho	Shoshone	ID	Leased

Weight Management division. The following table lists our eating disorder facilities, residential weight management program, and weight management schools and camps as of December 31, 2011.

Program	City	State	Owned /Leased
Weight Loss Facilities:

Residential Weight Management Program

Structure House	Durham	NC	Owned

Weight Management Schools and Camps

Wellspring Academy of the Carolinas	Brevard	NC	Leased
Wellspring Academy of California	Reedley	CA	Leased
Wellspring Adventure Camp NC	Canton	NC	Leased
Wellspring Family Camp	La Jolla	CA	Leased
Wellspring La Jolla	La Jolla	CA	Leased
Wellspring Florida	Melbourne	FL	Leased
Wellspring New York	Schenectady	NY	Leased
Wellspring Pennsylvania	Scranton	PA	Leased
Wellspring Texas	San Marcos	TX	Leased
Wellspring Wisconsin	Platteville	WI	Leased
Wellspring UK	Exeter	UK	Leased

Eating Disorder Facilities

Montecatini	Carlsbad	CA	Owned
Montecatini IOP	Carlsbad	CA	Leased
Center For Hope of the Sierras	Reno	NV	Owned/Leased
Center For Hope of the Sierras IOP	Reno	NV	Leased
Carolina House	Durham	NC	Owned

Our properties are owned and or leased as designated above. All owned property is subject to a security interest under our senior secured credit facility. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.	Legal Proceedings

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. We and our subsidiary, CRC Health Oregon, Inc., are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23 million in relief. We and the other defendants intend to defend vigorously the pending lawsuit. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe this case is without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

In 2011, two actions were brought against our New Life Lodge facility. One suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. The second suit is a medical malpractice action for alleged wrongful death and seeks $13.0 million in compensatory and punitive damages. We intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the our future financial position or results from operations and cash flows, except as discussed above.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. We are a wholly owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock.

ITEM 6.	Selected Financial Data

Set forth below is selected historical consolidated financial information at the dates and for the periods indicated. The summary of historical financial information as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 has been derived from our audited financial statements. The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods. (All amounts presented below are in thousands.)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Statement of Operations Data:
Net revenue	$446,043	$421,684	$405,592	$423,099	$396,802
Operating expenses (1)	377,777	410,633	373,148	504,870	340,304

Operating (loss) income	68,266	11,051	32,444	(81,771)	56,498
Income (loss) from continuing operations, net of tax	12,022	(33,601)	(16,117)	(120,929)	(4,397)
(Loss) income from discontinued operations, net of tax	(9,482)	(12,502)	(11,022)	(19,358)	5,901

Net income (loss)	2,540	(46,103)	(27,139)	(140,287)	1,504
Less: net (loss) income attributable to the noncontrolling interest	—	—	(62)	(153)	189

Net income (loss) attributable to CRC Health Corporation	$2,540	$(46,103)	$(27,077)	$(140,134)	$1,315

Amounts attributable to CRC Health Corporation:
Income (loss) from continuing operations, net of tax	$12,022	$(33,601)	$(16,060)	$(120,767)	$(4,586)
Discontinued operations, net of tax	(9,482)	(12,502)	(11,017)	(19,367)	5,901

Net income (loss) attributable to CRC Health Corporation	$2,540	$(46,103)	$(27,077)	$(140,134)	$1,315

1.	During the years ended December 31, 2010, 2009 and 2008, we recognized $52.7 million, $32.2 million and $140.5 million, respectively, in non-cash goodwill impairment charges. During the years ended December 31, 2011, 2010 and 2008, we recognized $6.1 million, $9.5 million, and $4.5 million, respectively, in non-cash asset impairments.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance Sheet Data (at period end):
Working capital(1)	$6,653	$(9,981)	$(15,972)	$(15,562)	$(57,573)
Property and equipment, net	126,840	125,626	124,635	130,433	123,922
Cash and cash equivalents	10,183	7,111	4,982	2,540	5,118
Total assets	1,038,957	1,039,723	1,108,214	1,171,572	1,323,276
Long-term debt (including current portion)	601,679	610,026	631,076	653,152	648,367
Stockholders’ equity	264,954	254,973	289,072	304,805	445,896
Other Financial Data:
Capital expenditures	17,410	21,278	12,136	25,517	30,072
Cash flows from operating activities	37,659	45,779	36,165	24,414	56,333
Cash flows from investing activities	(19,366)	(21,913)	(11,515)	(39,883)	(70,860)
Cash flows from financing activities	(15,221)	(21,737)	(22,208)	12,891	15,439

1.	We define working capital as our current assets (including cash and cash equivalents) minus our current liabilities, which includes the current portion of long-term debt and accrued interest thereon.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes (including the presentation and disclosure correction discussed in Note 1) that appear elsewhere in this Annual Report. Unless the context otherwise requires, in this management’s discussion and analysis of financial condition and results of operations, the terms “our company,” “we,” “us,” “the Company” and “our” refer to CRC Health Corporation and its consolidated subsidiaries.

OVERVIEW

We are a leading provider of treatment services related to substance abuse, troubled youth, and other addiction diseases and behavioral disorders. We deliver our services through our three divisions: recovery, youth and weight management. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides therapeutic educational programs to underachieving young people through residential schools and outdoor programs. Our weight management division provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities.

As of December 31, 2011 our recovery division, operated 30 inpatient, 15 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division, operated 16 adolescent and young adult programs in 6 states. Our weight management division operated 18 facilities in 8 states, and one in the United Kingdom.

In the second quarter of 2011, we reorganized our managerial and financial reporting structure into three segments: recovery, youth and weight management. Prior to this change, we had two operating segments, which were also our reportable segments: recovery and healthy living. The youth and weight management businesses that were previously reported under healthy living are now reported separately. We have retrospectively revised the segment presentation for all periods presented.

EXECUTIVE SUMMARY

During the year ended December 31, 2011 we generated $446.0 million in net revenues, an increase of 6%, as compared to the year ended December 31, 2010 as a result of revenue increases across all three of our divisions. Net income for the year ended December 31, 2011 was $2.5 million, compared to a net loss of $46.1 million for the year ended December 31, 2010 as a result of a decrease in non-cash goodwill and asset impairments.

During the years ended December 31, 2011, 2010, and 2009, we generated approximately 80% of our net revenue from non-governmental sources, including 57%, 60%, and 64% from self-payors, respectively, and 23% , 20% and 16% from commercial payors, respectively. Our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

On March 24, 2011, we announced a plan to transition the services provided within our youth division to a more focused national network of services. This smaller network will allow us to apply our resources where there are the greatest needs and assure the best possible service for our students and families. Additionally, as a part of a plan to align our resources with our business plan, we initiated restructuring of certain of our administrative functions at our corporate headquarters and other divisions during 2011. Collectively, this plan is referred to as the FY11 plan. As part of the plan, we terminated operations at five youth facilities and consolidated services at two other youth facilities. We also closed seven of our outpatient facilities within our recovery division as a part of our plan to better align resources with our plan. In connection with the FY11 plan, we recognized $9.7 million of restructuring charges, of which $7.8 million has been classified as discontinued operations, during the year ended December 31, 2011. As of December 31, 2011, we have completed the termination of operations at all of the facilities. Future rental payments, related to operating lease obligations for unused space in connection with the exit or consolidation of excess facilities are expected to continue through fiscal 2020. The total restructuring accrual at December 31, 2011, is $10.6 million, which includes $4.8 million remaining from our restructuring plan initiated in 2008 (the “FY08 plan”). The remaining restructuring accrual primarily relates to operating leases on closed facilities.

On March 7, 2012, we entered into an amendment agreement that further amended and restated the Second Amended and Restated Credit Agreement to refinance $80.9 million of our term loans maturing on February 6, 2013 with cash proceeds (net of related fees and expenses) from a new tranche of term loans. As a result of this agreement, all term loans under our senior secured credit facility will mature on November 16, 2015.

On January 20, 2011, we entered into an amendment agreement that further amended and restated our existing credit agreement (the “Second Amended and Restated Credit Agreement”) to extend the maturity on a substantial portion of the existing term loans and revolving line of credit and provide the Company with greater flexibility to amend and refinance our term loans and revolving line of credit in the future. Under the terms of the Second Amended and Restated Credit Agreement, the maturity date of an aggregate amount of $309.0 million of the existing term loans was extended from February 6, 2013 to November 16, 2015. The maturity date of an aggregate amount of $63.0 million of the existing revolving credit commitments was extended from February 6, 2012 to August 16, 2015.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT MANAGEMENT ESTIMATES

Allowance for Doubtful Accounts — Our ability to collect outstanding patient receivables from third party payors is critical to our operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate uncollectible accounts and establish an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on our policies are written off to the allowance for doubtful accounts.

Long-Lived Assets and Intangible Assets Subject to Amortization — We test our long-lived and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The long-lived and intangible assets subject to amortization are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

Our impairment analysis requires judgment with respect to many factors, including future cash flows, success at executing business strategy, and future revenue and expense growth rates. It is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived and intangible assets subject to amortization for impairment.

Impairment charges related to long-lived and intangible assets subject to amortization are included in the consolidated statements of operations under asset impairment and loss from discontinued operations.

Goodwill and Intangible Assets Not Subject to Amortization — We test goodwill for impairment annually, at the beginning of our fourth quarter or more frequently if evidence of possible impairment arises. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit, defined as an operating segment or one level below an operating segment, being tested to its carrying value. The goodwill impairment test is performed based on the reporting units that we have in place at the time of the test. The reporting units may change over time as our operating segments change, or the component businesses therein change, due to economic conditions, acquisitions, restructuring or otherwise. At the time of these events, we reevaluate our reporting units using the reporting unit determination guidelines. As necessary, goodwill is reassigned between the affected reporting units using a relative fair-value approach.

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

5.	Significant alteration of market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

7.	Significant changes in perpetuity growth rate

Our intangible assets not subject to amortization consist of trademarks and trade names, certificates of need, and regulatory licenses. We test intangible assets not subject to amortization for impairment annually, at the beginning of our fourth quarter or more frequently if evidence of possible impairment arises. We apply a fair value-based impairment test to the net book value of other intangible assets not subject to amortization using a combination of income and market approaches.

Impairment charges related to goodwill and intangible assets not subject to amortization are included in the consolidated statements of operations under goodwill impairment, asset impairment and discontinued operations.

Revenue Recognition — Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by our youth and weight management divisions consists primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, ranging between 2 and 16 months. We may, from time to time, provide charity care to a limited number of clients. We do not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payment awards, including employee stock options based on the grant-date fair value. We estimate grant date fair value of our awards by utilizing a binomial model in conjunction with Monte Carlo simulation as well as a Black Scholes model. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition.

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

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes based on technical merits.

Recent Accounting Guidance

For a summary of recent accounting guidance, please see Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Net revenue:
Recovery	$344,780	$326,464	$310,392
Youth	69,509	66,455	69,467
Weight management	31,614	28,572	25,493
Corporate	140	193	240

Total net revenue	446,043	421,684	405,592
Operating expenses:
Recovery	238,721	217,856	212,384
Youth	77,644	134,250	105,211
Weight management	27,277	26,735	24,072
Corporate	34,135	31,792	31,481

Total operating expenses	377,777	410,633	373,148
Operating income (loss):
Recovery	106,059	108,608	98,008
Youth	(8,135)	(67,795)	(35,744)
Weight management	4,337	1,837	1,421
Corporate	(33,995)	(31,599)	(31,241)

Operating income	68,266	11,051	32,444
Interest expense	(45,324)	(43,340)	(45,419)
Other income	854	473	58

Income (loss) from continuing operations before income taxes	23,796	(31,816)	(12,917)
Income tax expense	11,774	1,785	3,200

Income (loss) from continuing operations, net of tax	12,022	(33,601)	(16,117)
Loss from discontinued operations, net of tax	(9,482)	(12,502)	(11,022)

Net income (loss)	2,540	(46,103)	(27,139)
Less: Net loss attributable to noncontrolling interest	—	—	(62)

Net loss attributable to CRC Health Corporation	$2,540	$(46,103)	$(27,077)

The following table compares total facility statistics for the years ended December 31, 2011, 2010, and 2009:

	Years ended December 31,
	2011	2010	2009
Recovery
Residential and outpatient facilities
Revenue (in thousands)	$221,566	$207,853	$197,370
Patient days	590,038	577,170	551,899
Net revenue per patient day	$375.51	$360.12	$357.62
CTCs
Revenue (in thousands)	$123,214	$118,611	$113,021
Patient days	9,796,062	9,628,338	9,427,599
Net revenue per patient day	$12.58	$12.32	$11.99
Youth
Residential facilities
Revenue (in thousands)	$43,641	$45,029	$49,327
Patient days	145,639	159,653	175,474
Net revenue per patient day	$299.65	$282.04	$281.11
Outdoor programs
Revenue (in thousands)	$25,868	$21,426	$20,140
Patient days	62,331	59,654	57,023
Net revenue per patient day	$415.01	$359.17	$353.19
Weight Management
Revenue (in thousands)	$31,614	$28,572	$25,493
Patient days	102,465	99,705	85,314
Net revenue per patient day	$308.53	$286.57	$298.81

Recovery

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues increased $18.3 million due to $13.7 million and $4.6 million increases from Residential facilities and CTCs, respectively. The increases in recovery residential facilities and in CTC’s were primarily due to an increase in patient days at our facilities and an increase in net revenue per patient day.

Operating expenses increased $20.9 million primarily due to a $10.7 million increase in supplies, facilities, and other operating costs, an $8.0 million increase in salaries and benefits, a $1.7 million increase in the provision for doubtful accounts, and a $0.5 million increase in non-cash asset impairment charges. Salaries and benefits, as well as supplies, facilities, and other operating costs increased primarily due to an increase in patient days in 2011. The provision for doubtful accounts primarily increased as a result of certain collection issues at certain residential recovery facilities. The increase in non-cash asset impairment charges was attributable to the impairment of an intangible asset not subject to amortization in 2011.

As previously disclosed, in November 2011, we received notice that a state agency suspended admissions to one of our Recovery residential facilities, New Life Lodge, for 120 days or until the state agency determines that issues prompting suspension have been addressed and corrected. The state agency suspended admissions after finding that the facility was in violation of licensing rules. Operating results for the facility were negatively impacted in 2011. Specifically, revenues and operating profits decreased $4.2 million and $8.0 million, respectively, relative to 2010. In March 2012 we received notice that the admission suspension would not be extended. We intend to re-open the facility in April 2012.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues increased $16.1 million due to a $10.5 million and $5.6 million increase from Residential and CTCs, respectively. The increase in recovery residential facilities was primarily due to higher patient days. The increase in CTCs was primarily due to an increase in patient days at our facilities and an increase in net revenue per patient day as a result of price increases.

Operating expenses increased by $5.5 million primarily due to a $2.9 million increase in salaries and benefits, and a $2.4 million increase in supplies, facilities, and other operating costs. Salaries and benefits increased primarily due to an increase in patient days. Supplies, facilities, and other operating costs increased primarily due to increases required to support the increase in patient days.

Youth

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues increased $3.1 million primarily due to a $4.4 million increase from our outdoor programs, offset by a $1.3 million decrease from our residential programs. The increase in outdoor programs was primarily due to an increase in student days and an increase in net revenue per patient day in 2011. The decrease in youth residential facilities was primarily due to decrease in average length of stay offset by higher tuition rates.

Operating expenses decreased by $56.6 million primarily due to a $56.3 million decrease in non-cash asset and goodwill impairment charges and a $1.4 million decrease in depreciation and amortization expenses, partially offset by a $0.9 million increase in salaries and benefits. During the year ended December, 31, 2011, the Company recorded a $3.7 million non-cash impairment charge for impairment of long lived assets and intangible assets subject to amortization. Non-cash asset and goodwill impairment charges decreased due to impairments of $61.9 million taken in 2010. Depreciation and amortization expenses decreased primarily due to lower depreciable assets during 2011 as a result of non-cash asset impairments charges in 2010. Salaries and benefits increased primarily due to an increase required to support increases in student days.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues decreased $3.0 million primarily due to a $4.3 million decrease from residential programs partially offset by a $1.3 million increase from outdoor programs. The decrease in youth residential facilities was primarily due to a decrease in the average length of stay of students and a decrease in graduation rates. The increase in outdoor programs was primarily due to an increase in patient days.

Operating expenses increased by $29.0 million primarily due to a $29.7 million increase in non-cash asset and goodwill impairment charges, a $1.6 million increase to supplies, facilities, and other operating costs, partially offset by a $2.2 million decrease depreciation and amortization expenses. In increase in non-cash asset and goodwill impairment charges was a result of economic conditions and their adverse impact on the youth business. Supplies, facilities, and other operating costs increased primarily due to higher marketing costs. Depreciation and amortization expenses decreased primarily due to asset impairments in 2010.

Weight Management

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues increased $3.0 million due to an increase in patient days and net revenue per patient day at our eating disorder facilities and summer weight loss camps.

Operating expenses increased by $0.5 million to support an increase in patient days.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues increased $3.1 million due to an increase in patient days primarily at our eating disorder facilities. Net revenue per patient day decreased primarily due to patients at our eating disorder facilities purchasing lower levels of care.

Operating expenses increased by $2.7 million primarily due to a $2.0 million increase to supplies, facilities, and other operating costs, and a $0.6 million increase to salaries and benefits.

Corporate

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating expenses increased by $2.3 million primarily due to a $2.1 million increase in supplies, facilities, and other operating costs and a $0.6 million increase in depreciation expenses. Supplies, facilities, and other operating costs increased primarily due to an increase in legal fees as a result of the 2010 restatement, an increase in recruitment fees due to costs related to the hiring of new executive officers in 2011, and costs related to the re-financing of our debt in January 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating expenses remained relatively the same from the prior period.

Interest expense

Interest expense, net, includes interest paid on our debt, amortization of debt discount, and capitalized financing costs. During the years ended December 31, 2011, 2010 and 2009, we incurred interest expense of $45.3 million, $43.3 million, and $45.4 million, respectively. Interest expense increased during the year ended December 31, 2011, as compared to the prior year primarily due to an increase in interest rates on our term loans and revolving credit facility refinanced in 2011. Interest expense decreased during the year ended December 31, 2010, as compared to the prior year, primarily due to a decrease in outstanding long-term debt.

Other income

During the years ended December 31, 2011, 2010, and 2009, we recorded other income of $0.8 million, $0.5 million, and $0.1 million, respectively. Other income includes interest income on our Loan Program. The annual increases represent the increase in interest income from the loans outstanding.

Income tax expense

During the years ended December 31, 2011, 2010, and 2009 we recorded income tax expense of $11.8 million, $1.8 million, and $3.2 million, respectively.

Discontinued operations, net of tax

During the years ended December 31, 2011 2010, and 2009, we incurred a loss from discontinued operations, net of tax, of $9.5 million, $12.5 million and $11.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of liquidity for operating activities are payments from self-pay patients, students, commercial payors and government programs for treatment services. We receive most of our cash from self-payors in advance or upon completion of treatment. Cash revenue from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$37,659	$45,779	$36,165
Net cash used in investing activities	(19,366)	(21,913)	(11,515)
Net cash used in financing activities	(15,221)	(21,737)	(22,208)

Net increase in cash	$3,072	$2,129	$2,442

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Cash provided from operating activities was $37.7 million in 2011 and $45.8 million in 2010. The $8.1 million decrease in cash flows from operating activities in fiscal 2011 was the result of the an increase in accounts receivable of $4.3 million resulting from a growth in revenues, an increase of $2.5 million in loans outstanding under the Loan Program, a decrease of $1.3 million in deferred revenues, a decrease of $0.9 million in deposits, offset by an increase of $4.7 million in other liabilities.

Cash used in investing activities was $19.4 million in 2011, compared to $21.9 million in 2010. The decrease of $2.5 million in the cash used for investing activities during 2011 was due to a $3.9 million decrease in capital expenditures, offset by a $2.0 million acquisition.

Cash used in financing activities was $15.2 million in 2011, compared to $21.7 million in 2010. The decrease of cash used in financing activities of $6.5 million was primarily due to a $10.1 million decrease in repayments, net of borrowings, of our long-term debt and revolving line of credit.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Cash provided from operating activities was $45.8 million in 2010 and $36.2 million in 2009. The $9.6 million increase in cash flows from operating activities in fiscal 2010 was the result of various changes in working capital balances.

Cash used in investing activities was $21.9 million in 2010, compared to $11.5 million in 2009. The increase of $10.4 million in the cash used for investing activities during 2010 was due primarily to increases in capital expenditures and acquisitions of $9.2 million and $0.7 million, respectively, compared to 2009 as well as a decrease of $0.7 million in proceeds resulting from the sale in 2009 of four facilities classified as discontinued operations.

Cash used in financing activities was $21.7 million in 2010, compared to $22.2 million in 2009. The decrease of cash used in financing activities of $0.4 million was due primarily to lower outflows related to cash distributed to Parent of $0.4 million.

Financing and Liquidity

We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions, additions of property and equipment, or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. We expect to spend approximately $10.9 million for maintenance related expenditures and up to an additional $11.5 million over the next 12 months for expansion projects, systems upgrades and other related initiatives.

Credit Agreement - Please refer to Note 8 of our Notes to Consolidated Financial Statements in this Form 10-K for further about our long-term debt borrowing arrangements.

Under the terms of our borrowing arrangements, we are required to comply with various covenants. We are required to maintain a minimum Adjusted EBITDA, as defined in our borrowing arrangements, to interest expense ratio of 2.0 to 1 and to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents exceeding $0.5 million) to Adjusted EBITDA ratio of 6.75 to 1. As of December 31, 2011, we were in compliance with these covenant requirements.

The computation of Adjusted EBITDA, as defined by the covenants in our senior subordinated notes, is provided below solely to provide an understanding of the impact that Adjusted EBITDA has on our ability to comply with certain covenants in our borrowing arrangements that are tied to these measures and to borrow under the credit facility. Adjusted EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to our Adjusted EBITDA.

The following table reconciles our net income (loss) to our Adjusted EBITDA for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
NET INCOME (LOSS)	$2,540	$(46,103)	$(27,077)
Depreciation and amortization (1)	19,762	20,945	23,304
Income tax expense (benefit) (1)	5,758	(6,330)	(2,944)
Interest expense (1)	45,328	43,347	45,428

EBITDA	73,388	11,859	38,711
ADJUSTMENTS TO EBITDA:
Discontinued operations	4,752	3,910	2,298
Asset impairment (1)	9,009	21,163	11,500
Goodwill impairment (1)	—	52,723	32,189
Non-impairment restructuring activities	9,701	6,881	3,724
Stock-based compensation expense	3,384	3,322	4,966
Foreign exchange translation	42	15	(8)
(Loss) gain on fixed asset disposal	(117)	158	1,305
Management fees	2,545	3,490	3,476
Debt refinancing costs	2,064	271	—
Other non-cash charges and non-recurring costs	112	(122)	1,259

Total pro forma adjustments to EBITDA	31,492	91,811	60,709

ADJUSTED EBITDA	$104,880	$103,670	$99,420

(1)	Includes amounts related to both continuing operations and discontinued operations.

The following table shows that we are in compliance with covenant requirements under the terms of our borrowing arrangements for the years ended December 31, 2011, 2010, and 2009 (dollars are in thousands):

	Years Ended December 31,
	2011	2010	2009
Adjusted EBITDA	$104,880	$103,670	$99,420
Adjusted EBITDA as a multiple of cash interest expense	2.54	2.65	2.33
Minimum Adjusted EBITDA as a multiple of cash interest expense	2.00	2.00	1.75

Total Debt at December 31, 2011 (1)	$602,074	$611,938	$633,308
Less cash and cash equivalents in excess of $0.5 million at December 31, 2011	(9,683)	(6,611)	(4,482)

Adjusted Debt	$592,391	$605,327	$628,826

Adjusted Debt to Adjusted EBITDA	5.65	5.84	6.32
Maximum Adjusted Debt to Adjusted EBITDA	6.75	6.75	7.25

(1)	Includes debt of discontinued operations of $395, $1,912 and $3,499 for 2011, 2010 and 2009, respectively.

Off-Balance Sheet Obligations

As of December 31, 2011, our off-balance sheet obligations consisted of $9.4 million in letters of credit and $0.3 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2011 (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Term loans, including interest (i )	$451,521	$24,753	$113,000	$313,767	$—
Senior subordinated notes, including interest (ii)	263,063	19,059	38,119	205,885	—
Revolving line of credit, including interest (iii)	38,356	1,794	36,562	—	—
Seller notes, including interest (iv)	685	485	200	—	—
Operating leases	110,273	17,655	28,261	18,561	45,796
Consulting agreements and other service contracts	8,371	1,956	6,028	387	—
Liability for income taxes associated with uncertain tax positions	863	—	—	109	754

Total obligations	$873,132	$65,702	$222,170	$538,709	$46,550

(i)	The interest rate was calculated using published three month LIBOR at December 31, 2011 plus 4.5% and 2.25% for the extended and non-extended portion of term loans, respectively. This interest rate was 5.06% and 2.81% for the extended and non-extended portion of the term loans, respectively. The effect of the refinancing completed in March 2012 is not reflected in the table above.
(ii)	Stated interest rate of 10.75% per the indenture.
(iii)	The interest rate for the extended revolving line of credit was calculated using published one month LIBOR at December 31, 2011, plus 4.0%, which equals 4.28%. The interest rate for the non-extended line of credit was calculated using the published one month LIBOR at December 31, 2011, plus 2.5%, which equaled 2.78%. The balance of the non-extended revolving line of credit at December 31, 2011 matured on February 6, 2012.
(iv)	Includes $0.4 million of seller notes related to discontinued operations. These seller notes are presented on the Consolidated Balance Sheets under current liabilities of discontinued operations.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our amended and restated senior secured credit facility. As of December 31, 2011 we have $388.7 million in term loans outstanding, bearing interest at variable rates. A hypothetical quarter point increase or decrease in market interest rates compared to the interest rates at December 31, 2011 would result in a $1.0 million change in annual interest expense on our term loans. We also have a revolving credit facility, which provides for borrowings of up to $63.0 million, which bears interest at variable rates. Assuming the revolving line of credit is fully drawn, each quarter point change in interest rates compared to the interest rates at December 31, 2011 would result in a $0.2 million change in the annual interest expense on our revolving credit facility.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CRC Health Corporation:

We have audited the accompanying consolidated balance sheets of CRC Health Corporation and subsidiaries (the “Company”), (a wholly owned subsidiary of CRC Health Group, Inc.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRC Health Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of presenting comprehensive income (loss) in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California
March 30, 2012

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,183	$7,111
Restricted cash	328	546
Accounts receivable - net	36,196	31,873
Prepaid expenses	8,372	8,530
Other current assets	2,638	1,921
Income taxes receivable	516	470
Deferred income taxes	6,365	6,761
Current assets of discontinued operations	1,261	1,635

Total current assets	65,859	58,847

PROPERTY AND EQUIPMENT - Net	126,840	125,626
GOODWILL - Net	523,792	521,807
INTANGIBLE ASSETS - Net	301,347	314,032
OTHER ASSETS - Net	21,119	19,411

TOTAL ASSETS	$1,038,957	$1,039,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,994	$4,937
Accrued liabilities	32,039	30,856
Current portion of long-term debt	7,050	11,111
Other current liabilities	12,612	18,305
Current liabilities of discontinued operations	2,511	3,619

Total current liabilities	59,206	68,828

LONG TERM DEBT	594,629	598,915
OTHER LONG-TERM LIABILITIES	8,331	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	6,797	3,142
DEFERRED INCOME TAXES	105,040	105,079

Total liabilities	774,003	784,750

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	468,305	462,970
Accumulated deficit	(203,351)	(205,891)
Accumulated other comprehensive loss	—	(2,106)

Total stockholders’ equity	264,954	254,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,038,957	$1,039,723

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
NET REVENUE:
Net client service revenues	$446,043	$421,684	$405,592

OPERATING EXPENSES:
Salaries and benefits	208,472	199,753	196,531
Supplies, facilities and other operating costs	134,486	120,809	114,398
Provision for doubtful accounts	8,985	7,380	7,876
Depreciation and amortization	19,730	20,477	22,144
Asset impairment	6,104	9,491	10
Goodwill impairment	—	52,723	32,189

Total operating expenses	377,777	410,633	373,148

OPERATING INCOME	68,266	11,051	32,444
INTEREST EXPENSE	(45,324)	(43,340)	(45,419)
OTHER INCOME	854	473	58

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,796	(31,816)	(12,917)
INCOME TAX EXPENSE	11,774	1,785	3,200

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	12,022	(33,601)	(16,117)
LOSS FROM DISCONTINUED OPERATIONS	(9,482)	(12,502)	(11,022)

NET INCOME (LOSS)	2,540	(46,103)	(27,139)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	(62)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$2,540	$(46,103)	$(27,077)

AMOUNTS ATTRIBUTABLE TO CRC HEALTH CORPORATION:
INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	$12,022	$(33,601)	$(16,060)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(9,482)	(12,502)	(11,017)

NET INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$2,540	$(46,103)	$(27,077)

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2011	2010	2009
NET INCOME (LOSS)	$2,540	$(46,103)	$(27,139)
Other comprehensive income:
Net change in unrealized gain/(loss) on cash flow hedges (net of tax of $1,391 in 2011, $1,905 in 2010, and $865 in 2009)	2,106	2,869	1,314

Total other comprehensive income	2,106	2,869	1,314

TOTAL COMPREHENSIVE INCOME (LOSS)	4,646	(43,234)	(25,825)

Less: Comprehensive loss attributable to noncontrolling interest	—	—	(62)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CRC HEALTH CORPORATION	$4,646	$(43,234)	$(25,763)

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

	CRC Health Corporation Stockholder’s Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
BALANCE—January 1, 2009	1,000	$—	$443,805	$(132,711)	$(6,289)	$221	$305,026
Noncontrolling interest buyout	—	—	21	—	—	(159)	(138)
Net loss	—	—	—	(27,077)	—	(62)	(27,139)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	1,314	—	1,314
Capital contributed by Parent, net	—	—	10,009	—	—	—	10,009

BALANCE—December 31, 2009,	1,000	—	453,835	(159,788)	(4,975)	—	289,072

Net loss	—	—	—	(46,103)	—	—	(46,103)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2,869	—	2,869
Capital contributed by Parent, net	—	—	9,135	—	—	—	9,135

BALANCE—December 31, 2010	1,000	—	462,970	(205,891)	(2,106)	—	254,973

Net loss	—	—	—	2,540	—	—	2,540
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2,106	—	2,106
Capital contributed by Parent, net	—	—	5,335	—	—	—	5,335

BALANCE—December 31, 2011	1,000	$—	$468,305	$(203,351)	$—	$—	$264,954

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,540	$(46,103)	$(27,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,762	20,947	23,306
Amortization of debt discount and capitalized financing costs	4,054	4,244	4,290
Goodwill impairment	—	52,723	32,189
Asset impairment	9,010	21,164	11,500
Gain on interest rate swap agreement	(38)	(350)	(1,272)
Loss on sale of property and equipment	(117)	157	1,509
Provision for doubtful accounts	9,257	7,537	8,342
Stock-based compensation	3,384	3,322	4,966
Deferred income taxes	(1,034)	(12,642)	(8,906)
Other operating activities	—	—	109
Changes in assets and liabilities:
Restricted cash	218	(126)	(420)
Accounts receivable	(13,674)	(7,339)	(9,435)
Prepaid expenses	167	(1,129)	77
Income taxes receivable and payable	3,899	5,825	3,466
Other current assets	(715)	(453)	(3,989)
Accounts payable	632	1,207	(2,930)
Accrued liabilities	1,686	410	1,648
Other current liabilities	(2,058)	(3,053)	(1,881)
Other long-term assets	(2,290)	(3,731)	375
Other long-term liabilities	2,976	3,169	360

Net cash provided by operating activities	37,659	45,779	36,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(17,410)	(21,278)	(12,136)
Proceeds from sale of property and equipment	170	81	148
Proceeds from sale of discontinued operations	—	—	732
Acquisition of businesses, net of cash acquired	(2,000)	(716)	—
Other investing activities	(126)	—	(259)

Net cash used in investing activities	(19,366)	(21,913)	(11,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital distributed to Parent	(2,523)	(10)	(412)
Capitalized financing costs	(3,169)	(93)	—
Borrowings under revolving line of credit	9,500	19,500	14,000
Repayments under revolving line of credit	(7,000)	(32,000)	(29,000)
Repayment of long-term debt	(12,628)	(9,134)	(6,550)
Excess tax benefit from stock compensation	599	—	—
Other financing activities	—	—	(246)

Net cash used in financing activities	(15,221)	(21,737)	(22,208)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,072	2,129	2,442
CASH AND CASH EQUIVALENTS—Beginning of year	7,111	4,982	2,540

CASH AND CASH EQUIVALENTS—End of year	$10,183	$7,111	$4,982

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$411	$982	$272

Payable related to acquisition	$—	$279	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$41,293	$39,079	$42,707

Cash paid for income taxes, net of refunds	$2,358	$486	$2,164

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications: Discontinued Operations — The consolidated statements of operations have been reclassified for all periods presented to reflect the presentation of closed facilities as discontinued operations (see Note 16). Unless noted otherwise, discussions in the notes to the consolidated financial statements pertain to continuing operations.

Reclassifications: Segment Information — During the second quarter of 2011, the Company changed its managerial and financial reporting structure. As a result, the Company identified its new reportable segments as recovery, youth and weight management (see Note 17). The Company has retrospectively revised the segment presentation for all periods presented.

Presentation and Disclosure Corrections — The Company determined that:

•

Interest income of $560,000 and $140,000 in 2010 and 2009, respectively, previously included in the line item interest expense, net in the consolidated statements of operations for the years ended December 31, 2010 and 2009, should be included in the line item other income. Accordingly, the presentation in the 2010 and 2009 consolidated financial statements has been corrected.

•

$2,093,000 previously included in the line item “Intangible assets—net” under the Subsidiary Guarantors column in the condensed consolidating balance sheet for the Company and its subsidiary guarantors as of December 31, 2010 included in Note 18 should be correctly presented under the Subsidiary Non-Guarantors column. Accordingly, the presentation in the condensed consolidating balance sheet as of December 31, 2010 included in Note 18 has been corrected. The effect of this correction was to decrease total equity of the Subsidiary Guarantors from $950,220,000, as previously reported, to $948,127,000 and to increase total equity of the Subsidiary Non-Guarantors from $3,367,000, as previously reported, to $5,460,000.

•

Purchases of property and equipment included in accounts payable of $982,000 and $272,000 in 2010 and 2009, respectively, should have been presented and disclosed as a noncash investing activity. Accordingly, the 2010 and 2009 consolidated statements of cash flows have been corrected as follows (in thousands):

	Year ended December 31, 2010
	As Reported	Adjustments	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Changes in assets and liabilities-accounts payable	$1,917	$(710)	$1,207

Net cash provided by operating activities	46,489	(710)	45,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(21,988)	710	(21,278)

Net cash used in investing activities	(22,623)	710	(21,913)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,129	$—	$2,129

	Year ended December 31, 2009
	As Reported	Adjustments	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Changes in assets and liabilities-accounts payable	$(3,188)	$258	$(2,930)

Net cash provided by operating activities	35,907	258	36,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(11,878)	(258)	(12,136)

Net cash used in investing activities	(11,257)	(258)	(11,515)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,442	$—	$2,442

Summary of Significant Accounting Policies

Cash and Cash Equivalents — Cash includes amounts in demand accounts. At December 31, 2011 and 2010 substantially all cash was on deposit with financial institutions. Cash equivalents are short-term investments with original maturities of three months or less.

Allowance for Doubtful Accounts — The Company’s ability to collect outstanding patient receivables from third party payors is critical to its operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. The Company estimates uncollectible accounts and establish an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on the Company’s policies are written off to the allowance for doubtful accounts.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years, except for buildings, which are depreciated over thirty years. Leasehold improvements are amortized using the straight-line method over the life of the lease, or the estimated useful life of the asset, whichever is shorter. Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets and Intangible Assets Subject to Amortization — The Company tests its long-lived and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The long-lived and intangible assets are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

The Company’s analysis requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived and intangible assets for impairment.

Goodwill and Intangible Assets not Subject to Amortization — The Company tests goodwill for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit, defined as an operating segment or one level below an operating segment, being tested to its carrying value. The goodwill impairment test is performed based on the reporting units that the Company has in place at the time of the test. The reporting units may change over time as the Company’s operating segments change, or the component businesses therein change, due to economic conditions, acquisitions, restructuring or otherwise. At the time of these events, the Company reevaluates its reporting units using the reporting unit determination guidelines. As necessary, goodwill is reassigned between the affected reporting units using a relative fair-value approach.

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

5.	Significant alteration of market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

7.	Significant changes in perpetuity growth rate

The Company’s intangible assets not subject to amortization consist of trademarks and trade names, certificates of need, and regulatory licenses. The Company tests other intangible assets not subject to amortization for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company applies a fair value-based impairment test to the net book value of other intangible assets not subject to amortization using a combination of income and market approaches.

Impairment charges related to goodwill, fixed assets, and intangible assets are included in the consolidated statements of operations under goodwill impairment, asset impairment and discontinued operations. See Note 6.

Capitalized Financing Costs — Costs to obtain long-term debt financing are capitalized and amortized over the expected life of the debt instrument. Net capitalized financing costs are included in the Company’s consolidated balance sheet under other assets. Amortization expenses are included in the Company’s consolidated statement of operations under interest expense.

Revenue Recognition — Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenue for educational services provided by the Company’s youth and weight management divisions consist primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, ranging between 2 and 16 months. Alumni fees revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the contracted life. The Company, from time to time, may provide charity care to a limited number of clients. The Company does not record revenues or receivables for charity care provided. Advance billings for client services are deferred and recognized as the related services are performed.

Advertising Costs — Advertising costs, included in supplies, facilities and other operating costs are expensed as incurred. Advertising costs for the years ended December 31, 2011, 2010 and 2009, were approximately $1.4 million, $2.3 million, and $3.9 million, respectively.

Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards, including employee stock options, based on the grant-date fair value. The Company estimates the fair value of stock options granted using the binomial model in conjunction with Monte Carlo simulation as well as a Black Scholes model. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition.

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

Restructuring and Discontinued Operations — The Company accounts for facility closures and restructuring costs in accordance with applicable accounting standards. The Company records an obligation for the estimated costs that will not be recovered. These costs include employment termination benefits, lease contract termination costs and other associated costs. Additionally, upon review of facility closures and those facilities held for sale, the Company assesses the classification of such facilities as discontinued operations. Should the Company classify certain facility closures and facilities held for sale as discontinued operations, the facility operations related to closures and facilities held for sale are classified as discontinued operations on the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations are classified under assets and liabilities of discontinued operations on the Company’s consolidated balance sheets. See Note 15 and Note 16.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America. At times, deposits in these institutions may exceed federally insured limits. As of December 31, 2011 and 2010, approximately 39% and 40% of gross accounts receivable and approximately 21% of net client service revenue for the years ended December 31, 2011 and 2010, were derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectability of accounts receivable.

Interest Rate Swaps — The fair value of the interest rate swaps were estimated based upon terminal value models. The effective portion of changes in the fair value of interest rate swaps designated and qualifying as cash flow hedges was recorded in accumulated other comprehensive income and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in interest expense on the statements of operations. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt. As of December 31, 2011, there were no outstanding interest rate swaps.

Other Comprehensive Income — Other comprehensive income (“OCI”) includes gains and losses that are excluded from net income and are recorded directly as a component of stockholders’ equity. For the years ended December 31, 2011, 2010 and 2009, the effective portion of changes in fair value of the interest rate swaps designated as cash flow hedges was recorded as other comprehensive income.

Fair Value Measurements — The Company accounts for certain assets and liabilities at fair value. As defined in the authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Assets and liabilities recorded on a recurring basis - The Company valued its interest rate swaps using terminal values which were derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at the valuation date. These instruments were allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, were readily available. There were no outstanding interest rate swaps at December 31, 2011. Refer to Note 10 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and liabilities recorded on a non-recurring basis - The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis.

Student Loan Program — The Company considers the purchase commitments as off-balance sheet arrangements and maintains restricted cash for the fulfillment of its Loan Program note purchase commitments. Restricted cash is recorded on the Company’s consolidated balance sheets under restricted cash. Loan Program notes are recorded under other current assets and other assets on the Company’s consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity. Interest income related to the Loan Program notes is included in other income and expense in the consolidated statements of operations.

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

Recently Adopted Accounting Guidance — The Company early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, issued in June 2011, which required entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. In December 2011, the FASB deferred the specific requirement to present items that are reclassified from accumulated comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral of this specific requirement will not have a material impact on the Company’s financial statement.

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

In July 2011, the FASB issued updated authoritative guidance which requires certain health care entities to change the presentation of their statements of operations by reclassifying the provision for bad debts associated with patient service revenue from operating expenses to a reduction in patient service revenue, if they recognize a significant portion of patient service revenue at the time services are rendered even though the entities do not assess the patient’s ability to pay. All other entities would continue to present the provision for bad debts as an operating expense. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The updated guidance also requires disclosures about major payor sources of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The updated guidance will be effective for annual and interim periods beginning after December 31, 2011. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

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

2. ACQUISITIONS

2011 Acquisitions

For the year ended December 31, 2011, the Company completed one acquisition of two CTC’s for a total purchase consideration of $2.0 million. The Company recorded $2.0 million of goodwill within its recovery division, all of which is expected to be tax deductible for tax purposes.

2010 Acquisitions

For the year ended December 31, 2010, the Company completed two acquisitions for a total purchase consideration of approximately $1.0 million. The Company recorded $0.5 million and $0.4 million of goodwill within its recovery division and youth division, respectively, related to the acquisitions, all of which was deductible for tax purposes.

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

3. BALANCE SHEET COMPONENTS

Balance sheet components at December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Other assets-net:
Capitalized financing costs—net	$10,155	$10,776
Deposits	521	662
Notes receivable, net	10,443	7,973

Total other assets-net	$21,119	$19,411

Accrued liabilities:
Accrued payroll and related expenses	$14,712	$15,392
Accrued interest	8,193	8,153
Accrued expenses	9,134	7,311

Total accrued liabilities	$32,039	$30,856

Other current liabilities:
Deferred revenue	$10,313	$10,600
Client deposits	1,621	3,604
Interest rate swap liability	—	3,535
Other liabilities	678	566

Total other current liabilities	$12,612	$18,305

The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Allowance for Doubtful Accounts
Balance—beginning of the period	$5,408	$5,355	$5,409
Provision for doubtful accounts	8,985	7,372	8,179
Write-off of uncollectible accounts	(7,917)	(7,319)	(8,233)

Balance—end of the period	$6,476	$5,408	$5,355

4. LOAN PROGRAM

Effective April 1, 2009, the Company created a private loan program (“the Loan Program”) pursuant to which students and/or patients (“the Borrowers”) who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of the Company’s programs. The Company initiated this program in response to the lack of credit availability for its students/patients, particularly in the youth division, to secure financing to access the Company’s services. The Loan Program allows the Company to issue loans, in aggregate, of up to $20.0 million.

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

The Company purchases the Loan Program notes and as of December 31, 2011, had purchased approximately $16.2 million in notes with a weighted average interest rate of 6.8% and a maximum remaining amortization period of 20 years. The Loan Program notes receivables (net of loan loss reserves) were $10.4 million and $7.9 million at December 31, 2011 and December 31, 2010, respectively. Interest income related to the Loan Program notes was $0.8 million, $0.5 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The following schedule reflects activity associated with the Company’s loan loss reserve for the ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Loan Loss Reserve Account:
Balance—beginning of the period	$916	$219	$—
Provision for loan loss	392	697	219

Balance—end of the period	$1,308	$916	$219

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Land	$21,373	$21,373
Building and improvements	89,370	79,860
Leasehold improvements	19,558	19,203
Furniture and fixtures	13,519	12,639
Computer equipment	14,576	12,369
Computer software	18,843	17,472
Equipment	8,071	8,294
Construction in progress	5,986	8,370

	191,296	179,580
Less accumulated depreciation	(64,456)	(53,954)

Property and equipment—net	$126,840	$125,626

Depreciation expense was $14.2 million, $14.0 million, and $14.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Asset impairment

For the years ended December 31, 2011, 2010 and 2009, the Company recognized non-cash impairment charges of $1.8 million, $6.3 million and $0.2 million, respectively, related to the impairment of property and equipment, of which $0.7 million, $2.6 million, and $0.2 million, respectively, have been classified as discontinued operations. The Company recognized the charges as a result of management’s review of under-performing facilities. The non-cash impairment charges relating to continuing operations are included in the consolidated statement of operations as asset impairment.

6. GOODWILL AND INTANGIBLE ASSETS

As a result of the change in its operating segments (see Note 17), the Company reestablished its reporting units using the reporting unit determination guidelines. Prior to the change in the operating segments, the Company’s reporting units were recovery, youth and weight management. The reporting units are now recovery, youth, weight loss and eating disorder. The weight loss reporting unit provides treatment services for adult and adolescent weight management. The eating disorder reporting unit provides treatment services related to disorders such anorexia nervosa, bulimia nervosa, binge eating and compulsive overeating. Goodwill was reassigned to the new reporting units using their relative fair values at June 30, 2011.

Changes to goodwill by reportable segment for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Recovery		Youth		Weight Management		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Balance as of January 1
Goodwill	$502,671	$502,168	$225,458	$225,025	$19,760	$19,760	$747,889	$746,953
Accumulated impairment losses	(624)	(624)	(225,458)	(172,735)	—	—	(226,082)	(173,359)

Balance as of January 1	502,047	501,544	—	52,290	19,760	19,760	521,807	573,594
Activity during the year:
Goodwill additions	1,985	503	—	433	—	—	1,985	936
Goodwill impairment	—	—	—	(52,723)	—	—	—	(52,723)
Balance as of December 31
Goodwill	504,656	502,671	225,458	225,458	19,760	19,760	749,874	747,889
Accumulated impairment losses	(624)	(624)	(225,458)	(225,458)	—	—	(226,082)	(226,082)

Balance as of December 31	$504,032	$502,047	$—	$—	$19,760	$19,760	$523,792	$521,807

Goodwill impairment

2010 Goodwill Impairment — At September 30, 2010, as a result of the economic conditions and their adverse impact on the youth business and its long term growth prospects, the youth reporting unit could no longer be aggregated with the weight management reporting unit for goodwill impairment testing purposes. At September 30, 2010, the Company tested its youth reporting unit for possible impairment as a result of the Company lowering its forecasted future cash flows for its youth reporting unit as a result of a decline in graduation, admissions, and average length of stay during July and August of 2010. The Company recognized a non-cash impairment charge of $9.1 million during the three months ended September 30, 2010. The non-cash impairment charge was allocated to its youth operating segment. At September 30, 2010, the Company tested its weight management reporting unit for possible impairment as a result of the being disaggregated from the youth reporting unit. The Company determined that the fair value of its weight management reporting unit exceeded its carrying value.

At June 30, 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for its youth reporting unit. This was based upon the Company’s assessment of economic conditions and lack of available credit for families of potential students of its youth reporting unit each of which affect both admissions and pricing. This triggering event caused the Company to test in advance of the annual goodwill impairment test date. The Company recognized a non-cash impairment charge of $43.7 million during the three months ended June 30, 2010. The non-cash impairment charge was allocated to its youth operating segment.

2009 Goodwill Impairment — At December 31, 2009, the Company closed two facilities within its youth reporting unit. The closure of the two facilities negatively impacted the Company’s forecasted cash flows for the reporting unit. The decrease in forecasted cash flows was considered a triggering event that gave effect to additional goodwill impairment testing and the Company determined that the carrying value of the reporting unit exceeded its estimated fair value and recognized a non-cash impairment charge of $6.2 million.

At September 30, 2009, the Company reduced its estimate of expected future cash flows for the youth reporting unit based upon current economic conditions including the lack of availability of student loans, credit for its clients and other factors. Accordingly, the Company tested the reporting unit in advance of the annual goodwill impairment test date as there was a significant adverse change in business climate and recognized a non-cash impairment charge of $26.6 million. Goodwill impairment charges, recognized by the Company during the three months ended September 30, 2009, were estimated amounts which were subsequently revised during the fourth quarter of 2009 resulting in a favorable goodwill adjustment of $0.6 million.

Intangible Assets

Total intangible assets at December 31, 2011 and 2010 consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	$17,177	$(4,402)	$12,775	$20,834	$(4,297)	$16,537
Accreditations	7,142	(1,831)	5,311	8,899	(1,835)	7,064
Curriculum	4,650	(1,191)	3,459	5,483	(1,131)	4,352
Government contracts (including Medicaid)	34,967	(13,793)	21,174	34,967	(11,463)	23,504
Managed care contracts	14,500	(8,605)	5,895	14,500	(7,145)	7,355
Core developed technology	2,704	(2,704)	—	2,704	(2,663)	41

Total intangible assets subject to amortization:	$81,140	$(32,526)	$48,614	$87,387	$(28,534)	$58,853

Intangible assets not subject to amortization:
Trademarks and trade names			170,632			173,078
Certificates of need			44,600			44,600
Regulatory licenses			37,501			37,501

Total intangible assets not subject to amortization			252,733			255,179

Total intangible assets			$301,347			$314,032

The gross carrying amount and accumulated amortization related to impairment charges of other intangible assets are excluded from the table above. Amortization expense related to intangible assets subject to amortization was $5.5 million, $6.5 million and $7.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible assets subject to amortization

For the year ended December 31, 2011, the Company recognized a non-cash impairment charge of $4.7 million, $2.1 million of which has been classified as discontinued operations. The Company recognized a non-cash impairment charge of $2.6 million as a result of the Company lowering its forecasted cash flows at one of its facilities in its youth division. The Company recognized a non-cash impairment charge of $2.1 million as a result of its strategic plan to transition the services provided within its youth division to a more focused national network of services (see Note 15).

For the year ended December 31, 2010, the Company recognized a non-cash impairment charge of $13.2 million, of which $9.1 million has been classified as discontinued operations.

At December 31, 2010, the Company recognized a non-cash impairment charge of $0.2 million related to certain under- performing youth facilities.

At September 30, 2010, the Company tested its youth reporting unit for possible impairment as a result of the Company lowering its forecasted future cash flows for its youth reporting unit as a result of a decline in graduation, admissions, and average length of stay during July and August of 2010. The Company recognized a non-cash impairment charge of $0.7 million.

At June 30, 2010, the Company tested the finite intangible assets for impairment within its youth reporting unit as a result of lowering its forecasted future cash flows for its youth division. In addition, at June 30, 2010, the Company consolidated programs offered at two of its facilities within its youth division. At June 30, 2010, the Company recognized a non-cash impairment charge of $12.3 million.

For the year ended December 31, 2009, the Company recognized non-cash impairment charges of $8.1 million, all of which has been classified as discontinued operations. Of the total non-cash impairment charges, $6.1 million was due to the Company’s decision to close four of its youth program facilities and $2.0 million was due to additional impairment testing during the year within the youth division.

Estimated future amortization expense related to the finite-lived intangible assets at December 31, 2011 is as follows (in thousands):

2012	$5,235
2013	5,220
2014	5,220
2015	5,220
2016	5,220
Thereafter	22,499

Total	$48,614

Intangible assets not subject to amortization

For the year ended December 31, 2011, the Company recognized a non-cash impairment charge of $2.4 million, of which $1.9 million was a result of the Company’s strategic plan to transition the services provided within its youth division to a more focused national network of services (see Note 15). As part of the 2011 annual impairment test, the Company recognized a non-cash impairment charge of $0.5 million for trademark and trade names within its recovery division.

As described above under “2010 Goodwill Impairment”, at June 30, 2010, the Company lowered its view of forecasted future cash flows, compared to a forecast prepared in the fourth quarter of 2009, for its youth division. The Company determined that certain indefinite-lived intangible assets were impaired and recognized an non-cash impairment charge of $1.5 million during the three months ended June 30, 2010. Additionally, the Company recognized an non-cash impairment charge of $0.2 million due to the Company’s decision to consolidate programs offered at two of its facilities within the youth division.

During 2009, the Company recognized non-cash impairment charges of $3.2 million, all of which has been classified as discontinued operations. These impairment charges were based on the Company’s decision to close four of its youth program facilities.

7. INCOME TAXES

The provision for income taxes attributable to income (loss) from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$8,987	$10,028	$9,860
State	3,821	3,265	2,246

Total Current	12,808	13,293	12,106

Deferred:
Federal	(1,130)	(8,981)	(7,895)
State	96	(2,527)	(1,011)

Total Deferred	(1,034)	(11,508)	(8,906)

Income tax expense from continuing operations	$11,774	$1,785	$3,200

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the effective tax rate for continuing operations is summarized in the following table:

	Year Ended December 31,
	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes (net of tax federal benefit)	13.1%	(2.3)%	(9.5)%
Goodwill impairment	—%	(44.9)%	(67.6)%
Non deductible expenses	0.4%	1.7%	1.4%
Prior year provision true-ups	0.6%	(0.7)%	10.8%
Release of tax reserve	0.5%	4.0%	—%
Change in valuation allowances for Net Operating Losses	—%	1.6%	—%
Worthless stock loss	—%	—%	1.9%
Other	(0.1)%	—%	3.2%

Effective tax rate from continuing operations	49.5%	(5.6)%	(24.8)%

Deferred tax — Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of deferred tax assets and liabilities at December 31, 2011 and 2010 (in thousands) :

	2011	2010
Deferred tax assets:
Reserves and allowances	$11,574	$9,817
Net operating loss carryforwards	4,933	5,759
Acquisition costs	—	2,646
Stock-based compensation	9,986	8,663
Depreciation and amortization	7,839	6,858
State taxes	8	46
Interest rate swap	—	1,406

Gross deferred tax assets	34,340	35,195
Valuation allowance	(3,088)	(6,438)

Total deferred tax assets	$31,252	$28,757

Deferred tax liabilities:
Acquired intangible assets	$(125,744)	$(123,317)
Partnerships	(4,183)	(3,758)

Total deferred tax liabilities	$(129,927)	$(127,075)

Net deferred tax liabilities	$(98,675)	$(98,318)

The above amounts are reflected in the accompanying consolidated balance sheets at December 31, 2011 and 2010 as follows:
Current deferred tax assets, net	$6,365	$6,761
Long term deferred tax liabilities net	(105,040)	(105,079)

Net deferred tax liabilities	$(98,675)	$(98,318)

At December 31, 2011, the Company had $2.3 million and $86.9 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. If not utilized, these net operating loss carryforwards will expire in varying amounts beginning in 2020 for federal income taxes and 2016 for state income taxes. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. At December 31, 2011, a portion of the Company’s net operating loss and credit carryforwards may be subject to such limitations.

Future tax benefits are recognized to the extent that realization of such benefits is more-likely-than-not. A valuation allowance is established for those benefits that do not meet the criteria. We have recorded a valuation allowance of $3.0 million and $6.4 million at December 31, 2011 and 2010, respectively.

The Company’s income tax returns are subject to audit by federal, state and local tax authorities. We are currently under examination by various states jurisdictions for various tax years. The Company periodically evaluates its exposures associated with its tax filing positions. The Company is no longer subject to federal, state and local income tax audits by taxing authorities for years prior to 2006.

Unrecognized Tax Benefits

At December 31, 2011, the Company’s total unrecognized tax benefits were approximately $0.9 million exclusive of interest and penalties described below. Included in this amount is approximately $0.9 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. The Company does not expect that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company did not recognize interest related to unrecognized tax benefits in the accompanying consolidated statements of operations. The interest related to unrecognized tax benefits, if accrued, would have been insignificant as of December 31, 2011 and 2010.

The Company’s roll forward of its total gross unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 (in thousands) is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance as of January 1,	$618	$1,081	$1,097
Tax positions related to current year
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years
Additions	305	—	—
Reductions	—	—	—
Settlements	—	(403)	—
Lapse of statute of limitations	(60)	(60)	(16)

Balance as of December 31,	$863	$618	$1,081

8. LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Term loans	$388,664	$398,305
Revolving line of credit	36,500	34,000
Senior subordinated notes, net of discount of $1,078 in 2011 and $1,342 in 2010	176,218	175,954
Seller notes	245	1,680
Note payable, leasehold improvement	52	87

Total debt	601,679	610,026
Less current portion	(7,050)	(11,111)

Long-term debt	$594,629	$598,915

Term Loans and Revolving Line of Credit

On January 20, 2011, the Company entered into an amendment agreement that amended and restated the Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) to extend the maturity of a substantial portion of the Term Loans and revolving line of credit and provide the Company with greater flexibility to extend the maturity of and refinance its Term Loans and revolving line of credit in the future. Certain financial covenants were also amended.

At December 31, 2011, $80.9 million of the outstanding Term Loans had a maturity of February 6, 2013 (the “Original Maturity Term Loans”). Interest on the Original Maturity Term Loans was payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 2.25%, subject to reduction to 2.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s Investor Service, Inc. (“Moody’s”) and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 1.25% subject to reduction to 1.00% contingent upon the Company achieving a corporate family rating of at least B1 (with stable or better outlook) from Moody’s. At December 31, 2011, the entire amount of the Original Maturity Term Loans consisted of LIBOR loans and the interest rate thereon was 2.829%.

At December 31, 2011, $307.8 million of outstanding Term Loans had a maturity of November 16, 2015 (the “Extended Term Loans”) and were payable in quarterly principal installments of $0.5 million on March 30, 2012 and $0.8 million over the payment period between June 30, 2012 and September 30, 2015, with the remainder due on the maturity date. Interest on the Extended Term Loans is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At December 31, 2011, the entire amount of these Term Loans consisted of LIBOR loans and the interest rate thereon was 5.079%.

On March 7, 2012, the entire aggregate principal amount of $80.9 million of Original Maturity Term Loans was refinanced with cash proceeds (net of related fees and expenses) of an aggregate principal amount of $87.6 million of new Term Loans (the “New Term Loans”) issued with an original issue discount of 4.00% and maturing on November 16, 2015. Interest on the New Term Loans is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-.

Under the terms of this refinancing, the Company is required to pay to the administrative agent for the account of each lender of New Term Loans (x) on March 31, 2013, a fee equal to 1.00% of the outstanding principal amount of such lender’s New Term Loans as of such date, (y) on March 31, 2014, a fee equal to 1.50% of the outstanding principal amount of such lender’s New Term Loans as of such date and (z) on the Maturity Date, a fee equal to 1.50% of the outstanding principal amount of such lender’s New Term Loans as of such date.

The $87.6 million of New Term Loans are subject to a 1.00% prepayment premium to the extent the New Term Loans are refinanced, or the terms thereof are amended, in either case, for the purpose of reducing the applicable yield with respect thereto, in each case prior to the first anniversary of the refinancing.

The Company is required to apply a certain portion of its excess cash to the principal amount of the Term Loans. Excess cash under the Second Amended and Restated Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items. The Company made a payment of $9.6 million in April 2011 related to its excess cash.

Revolving Line of Credit — Key provisions of the revolving line of credit commitments that were extended pursuant to the Second Amended and Restated Credit Agreement (“Extended Revolving Line of Credit”) and those that were not extended (“Non-Extended Revolving Line of Credit”) are summarized below.

Non-Extended Revolving Line of Credit: The aggregate commitments of $37.0 million matured on February 6, 2012. At December 31, 2011, the amount outstanding under the Non-Extended Revolving Line of Credit was $13.5 million and the interest rate thereon was 2.925%. At December 31, 2011, the Company’s letters of credit against the Non-Extended Revolving Line of Credit were $3.4 million.

Extended Revolving Line of Credit: The aggregate commitments of $63.0 million mature on August 16, 2015 provided that if any Non-Extended Term Loans have not been repaid or refinanced in full by January 6, 2013 or have not been subsequently extended to the maturity date of the Extended Term Loans (November 16, 2015), then the maturity date of the Extended Revolving Line of Credit commitments will be January 6, 2013. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At December 31, 2011, the amount outstanding under the Extended Revolving Line of Credit was $23.0 million and the interest rate thereon was 4.579%. At December 31, 2011, the Company’s letters of credit against the Extended Revolving Line of Credit were $5.9 million.

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

Seller Notes — Primarily represent amounts owed by the Company to former shareholders of businesses acquired related to the achievement of certain earnout obligations. Interest rates on these notes are 7.00%. Principal and interest are payable quarterly through January 2012. The Company has an additional $0.4 million in a note payable related to a business that is classified as discontinued operations. The interest rate on the note is 8.00%. Principal and interest are payable annually through February 2013.

Interest expense — Interest expense (gross) on total debt was $42.0 million, $39.7 million and $41.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expenses related to capitalized financing costs was $3.8 million, $4.0 million, and $4.1 million for the years ended December 31, 2011, 2010, and 2009. Capitalized interest expense was $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011, currently scheduled principal payments of total long-term debt, excluding the effects of the March 2012 amendment and the discount on senior subordinated notes, are as follows (in thousands):

2012	$7,050
2013	114,350
2014	3,736
2015	300,325
2016	177,296

Total	$602,757

9. DERIVATIVES

The Company uses interest rate swaps to manage risk related to fluctuations in interest rates and does not engage in speculation or trading activities with its interest rate swaps. The Company expects that the interest rate swaps will hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2011, the Company did not have any outstanding interest rate swaps.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded unrealized gains of $2.1 million (net of tax of $1.4 million), $2.9 million (net of tax of 1.9 million), and $1.3 million (net of tax of $0.9 million), respectively, related to its interest rate swaps. Unrealized gains and losses related to the Company’s interest rate swaps are recorded in accumulated other comprehensive income.

The fair value of the Company’s interest rate swaps at December 31, 2010, was $3.5 million and was presented as a part of other current liabilities.

The table below presents the before-tax effect of the Company’s interest rate swaps for the years ending December 31, 2011, 2010, and 2009 (in thousands):

Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate swaps	$(152)	$(3,112)	$(5,101)	Interest expense	$(3,649)	$(7,887)	$(7,279)	Interest expense	1	$(1)	$536

10. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis. At December 31, 2010 and 2009, the Company valued its interest rate swaps using terminal values which were derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. These instruments were allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, are readily available.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the non-financial assets that were measured and recorded at fair value on a non-recurring basis during the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Impairment Charge	New Cost Basis
Property and equipment	$1,817	$800
Referral network	2,778	—
Accreditation	1,326	—
Curriculum	641	—
Trademarks and trade names	2,447	9,300

Total	$9,009	$10,100

	Year Ended December 31, 2010
	Impairment Charge	New Cost Basis
Property and equipment	$6,298	$1,110
Referral network	7,245	151
Accreditation	4,290	89
Curriculum	1,587	146
Trademarks and trade names	1,744	7,046
Goodwill—youth division	52,723	19,760

Total	$73,887	$28,302

For the years ended December 31, 2011 and 2010, the estimated fair value of the assets was determined based on Level 3 inputs.

Fair Value of Financial Instruments

The estimated fair value of financial instruments with long-term maturities is as follows (in thousands):

	December 31, 2011		December 31, 2010
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes	$10,541	$8,195	$7,949	$6,028

Total Assets	$10,541	$8,195	$7,949	$6,028

Liabilities
Senior subordinated notes	$176,218	$162,854	$175,954	$187,232
Term loan	$388,664	$370,268	$398,305	$377,778

Total Liabilities	$564,822	$533,122	$574,259	$565,010

Estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. For the year ended December 31, 2011 and 2010, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases various office space, clinic offices, facilities and equipment under non-cancelable operating leases throughout the United States with various expiration dates through September 2048. Rent expense was $18.8 million, $18.4 million and $17.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company earned $0.5 million, $0.4 million, and $0.4 million in sublease rental income for the years ended December 31, 2011, 2010 and 2009, respectively. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. The Company is party to certain related party leases as a result of the Company’s acquisitions (see Note 14). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the leases.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

	Third Party Opeating Lease Payments	Related Party Operating Lease Payments	Total Operating Lease Payments
2012	$15,582	$2,073	$17,655
2013	13,424	1,851	15,275
2014	11,461	1,525	12,986
2015	10,010	810	10,820
2016	6,946	795	7,741
Thereafter	37,909	7,887	45,796

Total minimum lease payments	$95,332	$14,941	$110,273

Indemnifications — The Company provides for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance which should enable the Company to recover a portion of any indemnity payments made.

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

Self-Insurance Plans — Effective May 2004, the Company established a self-insurance program for workers’ compensation benefits for employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and include an estimate of costs for claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. Insurance coverage in excess of the per occurrence self-insurance retention has been secured with insurers for specified amounts. The reserve for self-insured workers’ compensation claims was $3.7 million and $3.3 million at December 31, 2011 and 2010, respectively, and is included in accrued liabilities on the consolidated balance sheets.

The Company maintains a self-insurance program for employee group health insurance to consolidate both self-insured and insured plans that had been in existence previously. The self-insured group health plan covers approximately 68% of the Company’s employees enrolled in group health plans. The remaining employees enrolled in group health plans are covered through health maintenance organizations. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The reserve for self-insured health insurance claims totaled $1.1 million and $1.9 million at December 31, 2011 and 2010, respectively, and is included in accrued liabilities on the consolidated balance sheets.

Litigation — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. The Company and CRC Health Oregon, Inc. are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23.0 million in relief. The Company and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on its preliminary investigation into the facts alleged, the Company believe this case is without merit. However, at this time, the Company is unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations.

In 2011, two actions were brought against the Company’s New Life Lodge facility. One suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. The second suit is a medical malpractice action for alleged wrongful death and seeks $13.0 million in compensatory and punitive damages. The Company intends to defend vigorously the pending lawsuits. In consultation with counsel and based on its preliminary investigation into the facts alleged, the Company believes these cases are without merit. However, at this time, the Company is unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations.

The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2011and 2010, and are held by the Group.

Voting — Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

Capital Contributed by Parent

As discussed in Note 1, the Company is a wholly owned subsidiary of the Group. Contributions from and distributions to the Group are reflected as capital contributed by Parent, net on the Company’s consolidated statement of changes in equity. During the years ended December 31, 2011, 2010, and 2009, the Company recorded capital contributions from the Parent of $5.4 million, $9.1 million and $10.0 million, respectively. The 2011 net contribution includes $1.3 million in distributions to the Group related to the Parent Company debt obligations.

Included in the amounts above are $3.6 million, $5.8 million, and $5.4 million, for the years ended December 31 2011, 2010 and 2009, respectively, received from the Group representing settlements with the Group of the Company’s tax liability. The Company’s financial performance is included in the consolidated income tax returns of the Group.

Also included in the amounts above are $3.4 million, $3.3 million and $5.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively, relative to stock-based compensation. The Company recognizes stock-based compensation in conjunction with stock options issued by the Group. Stock-based compensation is primarily related to employees of the Company who have received options to purchase Group stock.

13. STOCK-BASED COMPENSATION

Description of Share-Based Plans

2006 Executive Incentive Plan, 2006 Management Incentive Plan and 2007 Incentive Plan

On February 6, 2006 the Group adopted the 2006 Executive Incentive Plan (the “Executive Plan”) and the 2006 Management Incentive Plan (the “Management Plan”) and on September 7, 2007, the Group adopted the 2007 Incentive Plan (the “Incentive Plan”). The Company refers to the Executive Plan, Management Plan and Incentive Plan collectively as the “Plans.” The Plans provide for options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. As of December 31, 2011, only non-incentive options (non-qualified under Internal Revenue Code 422) have been awarded under the Plans. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

Options under the Plans may be granted for periods of up to ten years at an exercise price generally not less than fair market value of the shares subject to the award, determined as of the award date. In the case that the incentive stock options are granted to a 10% shareholder, an exercise price shall not be less than 110% of the fair market value of the shares subject to the award at the grant date. All options granted under the Plans expire ten years from the date of grant or within 30 days from the recipient’s last date of service as an employee of the Company.

Options granted under the Executive Plan and Incentive Plan vest in three tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% one year from the date of grant and 10% at six-month increments thereafter or, if earlier, 100% on a change of control as defined in the plans; tranche 2 options vest and become exercisable upon achievement of both a performance and a market condition, as defined in the Executive and Incentive Plans; tranche 3 options vest and become exercisable over a five-year period upon achievement of performance conditions or alternatively upon achievement of both a performance and a market condition, as defined in the Executive and Incentive Plans. In order to vest, the recipient must continue to provide service as an employee through the vesting date. Tranche 1 options represent 50% of an option grant under the Executive Plan and Incentive Plans and tranche 2 and 3 options each represent 25% of the options granted under the Executive and Incentive Plans.

Options granted under the Management Plan vest and become exercisable over five years as follows: 20% in one year from the date of grant and 10% at six-month increments thereafter or, if earlier, 100% on a change of control, as defined in the Management Plan.

In 2011, options were granted to senior executives under the Incentive Plan pursuant to a Senior Executive Option Agreement. The options under the Senior Executive Option Agreement vest in two tranches as follows: tranche 1 options vest and become exercisable at the rate of 20% one year from the date of grant and 10% at six-month increments thereafter or, if earlier, 100% on a change of control as defined in the plans; tranche 2 options vest and become exercisable upon achievement of both a performance and a market condition, as defined in Senior Executive Option Agreement. In order to vest, the recipient must continue to provide service as an employee through the vesting date. Both tranche 1 and tranche 2 options represent 50% of the option grant under the Senior Executive Option Agreement.

A maximum of 5,734,053 shares of Class A common stock of the Group and 637,117 shares of Class L common stock of the Group may be granted under the Plans.

Stock Option Expense Measurement and Recognition

The Company measures and recognizes expense for all stock-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value. Management estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods on a straight-line basis in the consolidated statements of operations. In addition, for the options that vest upon the achievement of performance conditions, the Company recognizes compensation expense only if achievement of such performance conditions is probable. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition.

Stock-based compensation expense is based on awards ultimately expected to vest net of an estimated forfeiture rate. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate at December 31, 2011, 2010, and 2009 was 5% per year.

The Company recognizes the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost as financing cash flows.

Valuation of Stock-Based Awards

The Company estimates the fair value of stock options granted in 2011 using a Monte Carlo simulation. Options granted in prior years were valued based on a combination of two models depending on the nature of the option tranche. Prior to 2011, tranche 1 grants were valued using the Black Scholes Merton model and tranche 2 and 3 grants were valued using the binomial model with Monte Carlo simulation. The change in valuation methodology in 2011 occurred as a result in modifications to the performance and market conditions associated with the grants. The weighted average grant date fair value of units granted during the years ended December 31, 2011, 2010 and 2009 were $24.77, $23.21, and $21.83 per unit, respectively. Because of the nature of this path-dependent simulation model, the types of inputs and their values cannot be directly compared with the inputs typical of a Black Scholes Merton option pricing model.

The fair value of stock-based payment awards was estimated using the following assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Binomial (Monte Carlo simulation)
Expected equity volatility	—	50.93 - 52.68%	39.60 - 52.88%
Expected asset volatility	15%	—	—
Dividend yield	0%	0%	0%
Risk-free interest rate	2.14 - 3.65%	3.03 - 3.73%	2.74 - 3.71%

Black Scholes Merton
Expected term (in years)	—	6.24 - 6.39	6.16 - 6.24
Expected equity volatility	—	41.00 - 44.70%	39.50 - 43.70%
Dividend yield	—	0%	0%
Risk-free interest rate	—	2.19 - 2.88%	2.03 - 2.92%

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

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Compensation expense related to the stock options granted by the Group is being recorded on the Company’s consolidated financial statements, as substantially all grants have been made to employees of the Company. The Company recognizes stock-based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $3.4 million, $3.3 million, and $5.0 million, respectively, within salaries and benefits on the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $0.6 million, $1.2 million, and $2.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, $4.2 million of total unrecognized compensation, net of estimated forfeitures of $0.2 million, is expected to be recognized over a weighted-average period of 3.2 years if all the service, performance and market conditions are met under the provisions of the option plans. During the years ended December 31, 2011, 2010 and 2009, 269,349 shares, 460,047 shares and 638,186 shares vested with an aggregate grant date fair value of $1.3 million, $2.4 million and $3.4 million, respectively.

Stock Option Activity under the Plans

During the year ended December 31, 2011, the Group granted 240,936 units, which represent 2,168,424 option shares to purchase Class A common stock of the Group and 240,936 option shares to purchase Class L common stock of the Group. Activity under the Plans for the year ended December 31, 2011 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2010	6,002,738	$7.77		5.77
Granted	2,409,360	7.23	$2.48	9.33
Exercised	(128,725)
Forfeited/cancelled/expired	(1,518,533)	9.53	$4.85

Outstanding—December 31, 2011	6,764,840	$7.31		6.25

Exercisable—December 31, 2011	3,028,480	$6.52		4.36

Exercisable and expected to be exercisable	6,426,598	$7.31		6.25

As of December 31, 2011, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercised was $7.0 million, $6.3 million and $6.0 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of December 31, 2011. At December 31, 2011 and 2010, the Company had 3,736,359 and 2,537,289 unvested option shares with per-share, weighted average grant date fair values of $3.32 and $4.75, respectively. Additionally, 269,349 option shares with a per-share weighted average grant date fair value of $4.78 vested during the twelve months ended December 31, 2011.

The aggregate intrinsic value of share options exercised under equity compensation plans was $2.0 million, $1.1 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents the composition of options outstanding and exercisable as of December 31, 2011.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.02 - $ 0.32	2,966,748	7.79	$ 0.21	880,476	$ 0.10
$ 1.00 - $ 3.30	3,121,661	4.79	1.07	1,845,187	1.07
$ 7.89 - $17.62	97,571	4.11	8.04	97,571	8.04
$ 69.64 - $98.16	578,860	6.61	77.24	205,246	82.34

Total	6,764,840	6.25	$ 7.31	3,028,480	$ 6.52

14. RELATED PARTY TRANSACTIONS

The Company maintains a stockholders agreement with its security holders. The stockholders agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of the Group, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Three of the Company’s five directors are employees of Bain Capital, the Company’s principal shareholder.

The Company maintains a management agreement with an affiliate of Bain Capital Partners, LLC. pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement in connection with the provision of services pursuant to the agreement. The management agreement has a five year, evergreen term; however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company, under this agreement, paid management fees of $2.5 million, $3.5 million and $3.4 million during the years ended December 31, 2011, 2010, and 2009, respectively, which is included in supplies, facilities and other operating costs in the Company’s consolidated statements of operations.

The Company maintains operating leases with certain employees resulting primarily from prior year acquisition activity within the youth division. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 11).

One of the Directors of the Company at December 31, 2010, received compensation for his services to the Company as a consultant. In 2006, he was granted options to purchase 13,435 shares of Class A common stock and 1,492 shares of Class L common stock which vest over a five year period. He also receives a salary of $10,000 per month in consideration of his services rendered to the Company.

15. RESTRUCTURING

On March 24, 2011, the Company announced a plan to transition the services provided within its youth division to a more focused national network of services. This smaller network will allow the Company to apply its resources where there are the greatest needs and assure the best possible service for its students and families. Additionally, as a part of a plan to align Company’s resources with its business plan, management initiated restructuring of certain of its administrative functions at its corporate headquarters and other divisions during 2011. Collectively, this plan is referred to as the FY11 plan. As part of the plan, the Company terminated operations at five youth facilities and consolidated services at two other youth facilities. The Company also closed seven outpatient facilities within its recovery division as part of its plan to better align resources. In connection with the FY11 plan, the Company recognized $9.7 million of restructuring charges, of which $7.8 million has been classified as discontinued operations, during the year ended December 31, 2011. As of December 31, 2011, the Company had completed the termination of operations at all of the facilities. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the exit or consolidation of excess facilities are expected to continue through fiscal 2020.

A summary of restructuring activity under the FY11 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
Expenses
Recovery	$857	$102	$959
Youth	2,348	5,933	8,281
Weight management	29	—	29
Corporate	522	—	522

Total expenses	3,756	6,035	9,791
Cash payments
Recovery	(849)	—	(849)
Youth	(2,338)	(1,003)	(3,341)
Weight management	(29)	—	(29)
Corporate	(522)	—	(522)

Total cash payments	(3,738)	(1,003)	(4,741)
Restructuring reserve at December 31, 2011:
Recovery	8	102	110
Youth	10	4,930	4,940
Weight management	—	—	—
Corporate	—	—	—

Total restructuring reserve at December 31, 2011	$18	$5,032	$5,050

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its strategic business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. The Company’s restructuring activities were focused on those facilities which were negatively impacted by the economic crisis and the depressed credit markets. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the exit or consolidation of excess facilities are expected to continue through fiscal 2018.

A summary of restructuring activity under the FY08 plan, including those classified as discontinued operations, is shown in the table below:

	Workforce Reduction	Consolidation and Exit of Excess Facilities	Total
Restructuring reserve at December 31, 2008:
Recovery	$—	$2,208	$2,208
Youth	165	896	1,061
Weight management	11	—	11
Corporate	—	—	—

Total restructuring reserve at December 31, 2008	176	3,104	3,280

Expenses
Recovery	418	660	1,078
Youth	1,048	1,302	2,350
Weight management	113	—	113
Corporate	271	6	277

Total expenses	1,850	1,968	3,818
Cash payments
Recovery	(418)	(761)	(1,179)
Youth	(621)	(1,323)	(1,944)
Weight management	(105)	—	(105)
Corporate	(271)	(6)	(277)

Total cash payments	(1,415)	(2,090)	(3,505)
Restructuring reserve at December 31, 2009:
Recovery	—	2,107	2,107
Youth	592	875	1,467
Weight management	19	—	19
Corporate	—	—	—

Total restructuring reserve at December 31, 2009	611	2,982	3,593

Expenses
Recovery	26	953	979
Youth	103	3,961	4,064
Weight management	(19)	—	(19)

Total expenses	110	4,914	5,024
Cash payments
Recovery	(3)	(882)	(885)
Youth	(684)	(790)	(1,474)
Weight management	—	—	—

Total cash payments	(687)	(1,672)	(2,359)
Restructuring reserve at December 31, 2010:
Recovery	23	2,178	2,201
Youth	11	4,046	4,057
Weight management	—	—	—

Total restructuring reserve at December 31, 2010	34	6,224	6,258

Expenses
Recovery	16	(302)	(286)
Youth	—	231	231

Total expenses	16	(71)	(55)
Cash payments
Recovery	(39)	(390)	(429)
Youth	(11)	(930)	(941)

Total cash payments	(50)	(1,320)	(1,370)
Restructuring reserve at December 31, 2011:
Recovery	—	1,486	1,486
Youth	—	3,347	3,347

Total restructuring reserve at December 31, 2011	$—	$4,833	$4,833

16. DISCONTINUED OPERATIONS

During the year ended December 31, 2011, the Company classified 14 facilities as discontinued operations, of which seven were in its recovery division and seven were in its youth division, as part of the FY11 plan. During the year ended December 31, 2010, the Company classified one of its facilities in its recovery division as discontinued operations. During the year ended December 31, 2009, the Company classified five facilities as discontinued operations, as part of the FY08 Plan, which included two outdoor programs and two therapeutic boarding schools within its youth division and one outpatient facility within its recovery division.

Activities related to discontinued operations are recognized in the Company’s consolidated statements of operations under discontinued operations for all periods presented.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net revenue	$9,936	$22,935	$34,356

Operating expenses	22,536	31,872	40,023
Asset impairment	2,905	11,673	11,490
Interest (expense) income	6	(7)	(9)

Loss before income taxes	(15,499)	(20,617)	(17,166)
Tax expense (benefit)	(6,017)	(8,115)	(6,144)

Loss from discontinued operations	$(9,482)	$(12,502)	$(11,022)

17. SEGMENT INFORMATION

During the second quarter of 2011, the Company reorganized its managerial and financial reporting structure into three segments: recovery, youth and weight management. Prior to this change, the Company had two operating segments, which were also its reportable segments: recovery and healthy living. The weight management businesses that were previously reported under healthy living are now reported separately. The Company has retrospectively revised the segment presentation for all periods presented.

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of December 31, 2011, the recovery segment operates 30 inpatient, 15 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of December 31, 2011, the youth segment operates 16 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of December 31, 2011, the weight management segment operates 18 facilities in 8 states, and one in the United Kingdom.

Corporate — In addition to the three reportable segments described above, the Company has activities classified as corporate which represent general and administrative expenses (i.e., expenses associated with the corporate offices in Cupertino, California, which provides management, financial, human resources and information systems support), and stock-based compensation expense that are not allocated to the segments.

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations and assets are primarily in the United States.

Selected financial information for the Company’s reportable segments was as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Net revenue:
Recovery	$344,780	$326,464	$310,392
Youth	69,509	66,455	69,467
Weight management	31,614	28,572	25,493
Corporate	140	193	240

Total net revenue	$446,043	$421,684	$405,592

Operating expenses:
Depreciation and amortization expenses
Recovery	$10,759	$10,810	$10,320
Youth	3,455	4,874	7,082
Weight management	1,076	916	1,124
Corporate	4,440	3,877	3,618

Total depreciation and amortization expenses	$19,730	$20,477	$22,144

Other Operating expenses:
Recovery	$227,962	$207,046	$202,064
Youth	74,189	129,376	98,129
Weight management	26,201	25,819	22,948
Corporate	29,695	27,915	27,863

Total other operating expenses	$358,047	$390,156	$351,004

Operating income (loss):
Recovery	$106,059	$108,608	$98,008
Youth	(8,135)	(67,795)	(35,744)
Weight management	4,337	1,837	1,421
Corporate	(33,995)	(31,599)	(31,241)

Total operating income	$68,266	$11,051	$32,444

Total operating income	$68,266	$11,051	$32,444
Interest expense, net	(45,324)	(43,340)	(45,419)
Other income	854	473	58

Total income (loss) from continuing operations before income taxes	$23,796	$(31,816)	$(12,917)

	Years ended December 31,
	2011	2010	2009
Capital expenditures:
Recovery	$8,742	$11,960	$6,835
Youth	2,314	2,536	1,801
Weight management	680	517	609
Corporate	5,674	6,265	2,891

Total capital expenditures	$17,410	$21,278	$12,136

	December 31, 2011	December 31, 2010	December 31, 2009
Total assets (1)
Recovery	$904,173	$901,411	$897,120
Youth	46,973	56,319	128,579
Weight management	38,614	38,197	42,831
Corporate	49,197	43,796	39,684

Total consolidated assets	$1,038,957	$1,039,723	$1,108,214

(1)	Includes amounts related to discontinued operations.

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2011, the Company had outstanding $176.2 million aggregate principal amount of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s 100 percent owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2011 and 2010, and the condensed consolidating statements of operations for the years ended December 31, 2011, 2010, and 2009, and the condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010, and 2009.

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,013	$1,170	$—	$10,183
Restricted cash	328	—	—	—	328
Accounts receivable-net	—	36,063	133	—	36,196
Prepaid expenses	5,179	2,940	253	—	8,372
Other current assets	571	1,991	76	—	2,638
Income tax receivable	516	—	—	—	516
Deferred income taxes	6,365	—	—	—	6,365
Current assets of discontinued operations	—	1,261	—	—	1,261

Total current assets	12,959	51,268	1,632	—	65,859

PROPERTY AND EQUIPMENT—Net	9,993	115,978	869	—	126,840
GOODWILL	—	515,825	7,967	—	523,792
INTANGIBLE ASSETS—Net	—	299,386	1,961	—	301,347
OTHER ASSETS-Net	20,635	470	14	—	21,119
INVESTMENT IN SUBSIDIARIES	951,669	—	—	(951,669)	—

TOTAL ASSETS	$995,256	$982,927	$12,443	$(951,669)	$1,038,957

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,670	$1,281	$43	$—	$4,994
Accrued liabilities	18,414	12,062	1,563	—	32,039
Current portion of long-term debt	6,771	279	—	—	7,050
Other current liabilities	863	11,430	319	—	12,612
Current liabilities of discontinued operations	—	2,511	—	—	2,511

Total current liabilities	29,718	27,563	1,925	—	59,206

LONG-TERM DEBT—Less current portion	594,629	—	—	—	594,629
OTHER LONG-TERM LIABILITIES	915	7,393	23	—	8,331
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	6,797	—	—	6,797
DEFERRED INCOME TAXES	105,040	—	—	—	105,040

Total liabilities	730,302	41,753	1,948	—	774,003

Total equity	264,954	941,174	10,495	(951,669)	264,954

TOTAL LIABILITIES AND EQUITY	$995,256	$982,927	$12,443	$(951,669)	$1,038,957

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,826	$285	$—	$7,111
Restricted cash	546	—	—	—	546
Accounts receivable—net of allowance for doubtful accounts	—	31,641	232	—	31,873
Prepaid expenses	4,488	3,862	180	—	8,530
Other current assets	585	1,333	3	—	1,921
Income taxes receivable	470	—	—	—	470
Deferred income taxes	6,761	—	—	—	6,761
Current assets of discontinued operations	—	1,635	—	—	1,635

Total current assets	12,850	45,297	700	—	58,847

PROPERTY AND EQUIPMENT—Net	9,515	115,023	1,088	—	125,626
GOODWILL	—	518,310	3,497	—	521,807
INTANGIBLE ASSETS—Net	—	311,939	2,093	—	314,032
OTHER ASSETS-Net	18,728	669	14	—	19,411
INVESTMENT IN SUBSIDIARIES	953,587	—	—	(953,587)	—

TOTAL ASSETS	$994,680	$991,238	$7,392	$(953,587)	$1,039,723

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$1,046	$41	$—	$4,937
Accrued liabilities	17,396	12,796	664	—	30,856
Current portion of long-term debt	9,641	1,470	—	—	11,111
Other current liabilities	4,127	13,128	1,050	—	18,305
Current liabilities of discontinued operations	—	3,619	—	—	3,619

Total current liabilities	35,014	32,059	1,755	—	68,828

LONG-TERM DEBT—Less current portion	598,618	297	—	—	598,915
OTHER LONG-TERM LIABILITIES	996	7,613	177	—	8,786
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	3,142	—	—	3,142
DEFERRED INCOME TAXES	105,079	—	—	—	105,079

Total liabilities	739,707	43,111	1,932	—	784,750
CRC HEALTH CORPORATION STOCKHOLDERS’ EQUITY	254,973	948,127	5,460	(953,587)	254,973

Total equity	254,973	948,127	5,460	(953,587)	254,973

TOTAL LIABILITIES AND EQUITY	$994,680	$991,238	$7,392	$(953,587)	$1,039,723

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$140	$430,139	$15,764	$—	$446,043
Management fee revenue	79,572	—	—	(79,572)	—

Total net revenue	79,712	430,139	15,764	(79,572)	446,043

OPERATING EXPENSES:
Salaries and benefits	18,944	183,583	5,945	—	208,472
Supplies, facilities and other operating costs	10,751	114,787	8,948	—	134,486
Provision for doubtful accounts	—	8,888	97	—	8,985
Depreciation and amortization	4,440	14,733	557	—	19,730
Asset impairment	—	6,104	—	—	6,104
Management fee expense	—	75,974	3,598	(79,572)	—

Total operating expenses	34,135	404,069	19,145	(79,572)	377,777

OPERATING INCOME	45,577	26,070	(3,381)	—	68,266
INTEREST EXPENSE, NET	(45,148)	(176)	—	—	(45,324)
OTHER INCOME AND EXPENSE	836	18	—	—	854

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,265	25,912	(3,381)	—	23,796
INCOME TAX (BENEFIT) EXPENSE	626	12,821	(1,673)	—	11,774
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	1,901	—	—	(1,901)	—

INCOME FROM CONTINUING OPERATIONS	2,540	13,091	(1,708)	(1,901)	12,022
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(9,482)	—	—	(9,482)

NET INCOME (LOSS)	$2,540	$3,609	$(1,708)	$(1,901)	$2,540

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$193	$406,783	$14,708	$—	$421,684
Management fee revenue	75,556	—	—	(75,556)	—

Total net revenue	75,749	406,783	14,708	(75,556)	421,684

OPERATING EXPENSES:
Salaries and benefits	19,222	174,590	5,941	—	199,753
Supplies, facilities and other operating costs	8,716	103,485	8,608	—	120,809
Provision for doubtful accounts	—	7,177	203	—	7,380
Depreciation and amortization	3,877	16,047	553	—	20,477
Asset impairment	—	9,254	237	—	9,491
Goodwill impairment	—	43,988	8,735	—	52,723
Management fee expense	—	72,373	3,183	(75,556)	—

Total operating expenses	31,815	426,914	27,460	(75,556)	410,633

OPERATING INCOME	43,934	(20,131)	(12,752)	—	11,051
INTEREST EXPENSE	(42,960)	(380)	—	—	(43,340)
OTHER INCOME AND EXPENSE	542	(69)	—	—	473

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,516	(20,580)	(12,752)	—	(31,816)
INCOME BENEFIT	(85)	1,155	715	—	1,785
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(47,704)	—	—	47,704	—

INCOME FROM CONTINUING OPERATIONS	(46,103)	(21,735)	(13,467)	47,704	(33,601)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(12,502)	—	—	(12,502)

NET LOSS	$(46,103)	$(34,237)	$(13,467)	$47,704	$(46,103)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$32	$388,341	$17,219	$—	$405,592
Management fee revenue	76,401	—	—	(76,401)	—

Total net revenue	76,433	388,341	17,219	(76,401)	405,592

OPERATING EXPENSES:
Salaries and benefits	19,550	169,392	7,589	—	196,531
Supplies, facilities and other operating costs	8,273	97,369	8,756	—	114,398
Provision for doubtful accounts	2	7,610	264	—	7,876
Depreciation and amortization	3,566	17,907	671	—	22,144
Asset impairment	—	10	—	—	10
Goodwill impairment	—	32,189	—	—	32,189
Management fee expense	—	73,355	3,046	(76,401)	—

Total operating expenses	31,391	397,832	20,326	(76,401)	373,148

OPERATING INCOME	45,042	(9,491)	(3,107)	—	32,444
INTEREST EXPENSE	(44,928)	(491)	—	—	(45,419)
OTHER INCOME AND EXPENSE	40	18	—	—	58

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	154	(9,964)	(3,107)	—	(12,917)
INCOME TAX (BENEFIT) EXPENSE	(36)	2,467	769	—	3,200
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(27,267)	—	—	27,267	—

INCOME FROM CONTINUING OPERATIONS	(27,077)	(12,431)	(3,876)	27,267	(16,117)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(11,022)	—	—	(11,022)

NET LOSS	(27,077)	(23,453)	(3,876)	27,267	(27,139)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	(62)	—	(62)

NET LOSS ATTRIBUTABLE TO CRC HEALTH CORPORATION	$(27,077)	$(23,453)	$(3,814)	$27,267	$(27,077)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$13,381	$25,822	$(1,544)	$—	$37,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(5,674)	(11,528)	(208)	—	(17,410)
Proceeds from sale of property and equipment	—	170	—	—	170
Acquisition of business, net of cash acquired	—	(2,000)	—	—	(2,000)
Other investing activities	(126)	—	—	—	(126)

Net cash used in investing activities	(5,800)	(13,358)	(208)	—	(19,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,727	(7,364)	2,637	—	—
Capital contributed to Parent	(2,523)	—	—	—	(2,523)
Capitalized financing costs	(3,169)	—	—	—	(3,169)
Borrowings under revolving line of credit	9,500	—	—	—	9,500
Repayments under revolving line of credit	(7,000)	—	—	—	(7,000)
Repayments of term loan and seller notes	(9,715)	(2,913)	—	—	(12,628)
Excess tax benefit from stock compensation	599	—	—	—	599

Net cash (used in) provided by financing activities	(7,581)	(10,277)	2,637	—	(15,221)

INCREASE IN CASH AND CASH EQUIVALENTS	—	2,187	885	—	3,072
CASH AND CASH EQUIVALENTS Beginning of period	—	6,826	285	—	7,111

CASH AND CASH EQUIVALENTS End of period	$—	$9,013	$1,170	$—	$10,183

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$1,221	$47,710	$(3,152)	$—	$45,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(6,265)	(14,895)	(118)	—	(21,278)
Proceeds from sale of property and equipment	—	81	—	—	81
Acquisition of businesses, net of cash required	(716)	—	—	—	(716)

Net cash used in investing activities	(6,981)	(14,814)	(118)	—	(21,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	25,782	(29,100)	3,318	—	—
Capital distributed to Parent	(10)	—	—	—	(10)
Capitalized financing costs	(93)	—	—	—	(93)
Borrowings under revolving line of credit	19,500	—	—	—	19,500
Repayments under revolving line of credit	(32,000)	—	—	—	(32,000)
Repayment of long-term debt	(7,419)	(1,715)	—	—	(9,134)

Net cash provided by (used in) financing activities	5,760	(30,815)	3,318	—	(21,737)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	2,081	48	—	2,129
CASH AND CASH EQUIVALENTS—Beginning of period	—	4,745	237	—	4,982

CASH AND CASH EQUIVALENTS—End of period	$—	$6,826	$285	$—	$7,111

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$859	$39,015	$(3,709)	$—	$36,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(2,891)	(9,036)	(209)	—	(12,136)
Proceeds from sale of property and equipment	110	38	—	—	148
Proceeds from sale of discontinued operations	—	732	—	—	732
Acquisition adjustments	(59)	—	—	—	(59)
Payments made under earnout arrangements	—	(200)	—	—	(200)

Net cash used in investing activities	(2,840)	(8,466)	(209)	—	(11,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	24,177	(27,972)	3,795	—	—
Capital distributed to Parent	(412)	—	—	—	(412)
Repayment of capital lease obligations	—	(12)	—	—	(12)
Borrowings under revolving line of credit	14,000	—	—	—	14,000
Repayments under revolving line of credit	(29,000)	—	—	—	(29,000)
Repayment of long-term debt	(6,550)	—	—	—	(6,550)
Noncontrolling interest buyout	(234)	—	—	—	(234)

Net cash provided (used in) by financing activities	1,981	(27,984)	3,795	—	(22,208)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,565	(123)	—	2,442
CASH AND CASH EQUIVALENTS—Beginning of period	—	2,180	360	—	2,540

CASH AND CASH EQUIVALENTS—End of period	$—	$4,745	$237	$—	$4,982

19. QUARTERLY SUMMARY (Unaudited)

The following tables summarize quarterly unaudited financial information (in thousands):

	Quarter Ended
	March 31	June 30	September 30	December 31
2011:
Net client service revenues	$105,887	$116,000	$119,147	$105,009
Operating expenses (1) (2)	91,509	93,380	94,785	98,103

Operating income	14,378	22,620	24,362	6,906
Income (loss) from continuing operations	1,699	6,032	7,247	(2,956)
Loss from discontinued operations	(2,586)	(1,680)	(4,497)	(719)

Net income (loss)	$(887)	$4,352	$2,750	$(3,675)

2010:
Net client service revenues	$98,636	$108,495	$113,422	$101,131
Operating expenses (3) (4)	84,346	138,727	101,515	86,045

Operating income (loss)	14,290	(30,232)	11,907	15,086
Income (loss) from continuing operations	2,024	(37,553)	(1,276)	3,204
Loss from discontinued operations	(782)	(7,009)	(3,823)	(888)

Net income (loss)	$1,242	$(44,562)	$(5,099)	$2,316

(1)	During the three months ended March 31, 2011, the Company recorded $1.9 million in non-cash asset impairment charges.
(2)	During the three months ended December 31, 2011, the Company recorded $4.2 million in non-cash asset impairment charges.
(3)	During the three months ended June 30, 2010, the Company recorded $7.5 million and $43.7 million in non-cash asset impairment and goodwill impairment charges, respectively.
(4)	During the three months ended September 30, 2010, the Company recorded $1.7 million and $9.1 million in non-cash asset impairment and goodwill impairment charges, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

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

Management initially identified certain errors upon initiating an internal investigation after noting inconsistencies in accounting for certain transactions at the Facility. Following a briefing by management on the issues, the Audit Committee hired independent counsel to conduct a review of accounting transactions at the Facility. The investigation identified issues related to misconduct by a former employee as well as errors in accounting for revenue, accounts receivable, bad debt expenses and general expenses. As a result of these errors on October 17, 2011, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, including the quarterly data for the years 2009 and 2010, and for the fiscal quarter ended March 31, 2011.

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. This evaluation identified a material weakness in our internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of this material weakness, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness as of December 31, 2011 in our internal control over financial reporting. The material weakness is the result of a combination of control deficiencies identified at facilities with manual accounting procedures. More specifically, weaknesses were identified relative to revenue recognition and the accounting for accounts receivable, the allowance for doubtful accounts, accrued expenses and prepaid assets as well as issues relating to lack of segregation of duties.

As a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 based on the COSO framework. If not remediated, this material weakness could result in future misstatements of account balances or in disclosures that could result in a material misstatement to our annual or interim consolidated financial statements.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in remediation of the material weakness. These remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management has i.) added new and more experienced staff, ii.) instituted training for accounting and finance personnel, iii.) begun the process of reviewing the processes and procedures, including appropriate segregation of duties, surrounding revenue recognition and accounting for accounts receivable, the allowance for doubtful accounts, accrued expenses, prepaid assets and other matters as deemed appropriate, iv.) improved the processes over reconciliations of the general ledger and v.) begun the evaluation of relevant accounting policies and procedures to ensure that they are documented and standardized across the Company, circulated to the appropriate constituencies and reviewed and updated on a periodic basis. Management reports, periodically, to the Audit Committee on the progress of the remediation plan.

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

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
R. Andrew Eckert	50	Chief Executive Officer
LeAnne M. Stewart	47	Chief Financial Officer
Philip L. Herschman	64	Chief Clinical Officer
Jerome E. Rhodes	54	Chief Operating Officer
Pamela B. Burke	44	Senior Vice President, HR and Law, General Counsel and Secretary
Steven Barnes	51	Director
John Connaughton	46	Director
Chris Gordon	39	Director
Dr. Barry W. Karlin	57	Director
General Barry R. McCaffrey (ret.)	69	Director

The following biographies describe the business experience of our executive officers and directors:

R. Andrew Eckert, Chief Executive Officer. Mr. Eckert has served as our chief executive officer and a director of the Board since January 2011. From October 2009 to December 2010, Mr. Eckert served as a managing director of Symphony Technology Group, a private equity firm. From October 2005 to May 2009, Mr. Eckert served as chief executive officer and president of Eclipsys Corporation, a healthcare information management software provider. From 2004 to 2005, he served as chief executive officer of SumTotal Systems, Inc., an enterprise software provider. From 2002 to 2004, Mr. Eckert served as Chief Executive Officer of Docent Inc., an enterprise software provider and from 1997 to 2000, he served as chairman and chief executive officer of ADAC Laboratories, a medical imaging company. Mr. Eckert currently serves on the board of directors of Varian Medical Systems, Inc., Thrasys, Inc. and Awarepoint, Inc. Mr. Eckert received a B.A. and M.B.A. from Stanford University.

LeAnne M. Stewart, Chief Financial Officer. Ms. Stewart has served as our chief financial officer since July 8, 2011. From February 2008 to May 2010, she served as chief financial officer of Granite Construction, a publicly traded, diversified heavy civil contractor and construction materials producer. From November 2004 to January 2007, she served as chief financial officer of Nash Finch Company, one of the country’s largest wholesale grocery distributors. From July 1987 to July 1995, Ms. Stewart held various positions at Ernst & Young LLP. Ms. Stewart is a Certified Public Accountant and Certified Management Accountant. She holds a B.A. in Accounting from the College of St. Benedict and an M.B.A from the Wharton School at the University of Pennsylvania.

Philip L. Herschman, Chief Clinical Officer. Since May 2011, Mr Herschman has been serving as our chief clinical officer. From September 2007 to May 2011, Mr. Herschman served as the president of our former healthy living division. From May 2002 to September 2007, Mr. Herschman served as president of our outpatient treatment division. From August 1993 to May 2002, Mr. Herschman served as chief executive officer of Behavioral Health Concepts, a national mental health management company which he founded in 1993. From 1984 to 1992, Mr. Herschman worked in operations and business development for Republic Health Corporation, a healthcare company, where he was responsible for implementing the company’s strategy of joint venturing its acute care hospitals with physician groups. During this time, Mr. Herschman was also responsible for the operations of three acute care hospitals with over 500 beds for OrNda Health Corp. Prior to OrNda/Republic, Mr. Herschman was a regional vice president of operations with Horizon Health Corporation, a multi-unit psychiatric management company. Mr. Herschman holds a Ph.D. in psychology from the University of California, Irvine and a B.A. from the University of California, San Diego.

Jerome E. Rhodes, President, Chief Operating Officer. Since May 2011, Mr. Rhodes has been serving as our chief operating officer. From September 2007 to May 2011, Mr. Rhodes served as the president of our recovery division. From January 2004 to September 2007, Mr. Rhodes served as president of our residential treatment division. From August 2003 to January 2004, he was president of our eastern division. From September 1993 to February 2003, Mr. Rhodes served as chief executive officer of Comprehensive Addiction Programs, Inc., a behavioral healthcare treatment company. We acquired Comprehensive Addiction Programs, Inc. in February 2003. From 1991 to 1993, Mr. Rhodes was the senior vice president of operations and from 1987 to 1991 he served as the senior vice president of acquisitions and development for Comprehensive Addiction Programs, Inc. From 1982 to 1987, Mr. Rhodes was the director of development for Beverly Enterprises, Inc., a publicly held nursing home company. From 1980 to 1982, Mr. Rhodes was the chief development consultant at Wilmot Bower and Associates, an architectural and development firm specializing in healthcare facilities. From 1978 to 1980, Mr. Rhodes was a project coordinator and analyst with Manor Care, Inc., a publicly held nursing home company. Rhodes serves as President of the Board of Directors of Kentmere Nursing Home. Mr. Rhodes holds a B.A. in business administration from Columbia Union College.

Pamela B. Burke, Senior Vice President, General Counsel and Secretary. Ms. Burke has served as our senior vice president, human resources and law, since 2010 and has served as general counsel and secretary since February 2005. Prior to joining us in February 2005, Ms. Burke was a partner at the law firm DLA Piper Rudnick Gray Cary US LLP, which she joined in September 1996. From September 1993 to April 1996, Ms. Burke worked for Ernst & Young in its National Tax Office. Ms. Burke received her B.A. in government from Cornell University and her J.D. from George Washington University.

Steven Barnes, Director. Mr. Barnes has served as a director since February 2006 and as Chairman of the Board since February 2011. Mr. Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including chief executive officer of Dade Behring, Inc., president of Executone Business Systems, Inc. and president of Holson Burnes Group, Inc. Mr. Barnes currently serves on several boards including Ideal Standard Bulgaria AD (IB), Clear Channel (CC Media Holdings, Inc.), Inc. and Securitas Direct. He also volunteers on several charitable organizations, the Chairman of the Board of Directors of Make-A-Wish Foundation of Massachusetts and Rhode Island, a Trustee of the Board of Directors at Syracuse University and a member of the Trust Board of Children’s Hospital. Mr. Barnes received a B.S. from Syracuse University.

John Connaughton, Director. Mr. Connaughton has served as a director since February 2006. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the medical, technology and media industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the consumer products and business services industries. Mr. Connaughton currently serves as a director of Hospital Corporation of America (HCA:NYSE), Warner Chilcott (WCRX-NASDAQ), Quintiles Transnational Corp, Air Medical Holdings, Inc., Sungard Data Systems, Clear Channel Communications Inc. and The Boston Celtics. He also volunteers for a variety of charitable organizations, serving as a member of Children’s Hospital Board of Overseers, The Berklee College of Music Board of Trustees and UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

Chris Gordon, Director. Mr. Gordon has served as director since February 2006. Mr. Gordon is a managing director of Bain Capital and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company, Inc. and currently serves as a director of Hospital Corporation of America (HCA:NYSE), Accellent, Inc., Quintiles Transnational Corporation, Physio Control and Air Medical Holdings, Inc. He is also a founding Director of the Healthcare Private Equity Association. Mr. Gordon also volunteers for a variety of charitable organizations, currently serving on the Children’s Hospital Board of Overseers. Mr. Gordon received an M.B.A. from Harvard Business School where he was a Baker Scholar and graduated magna cum laude with an A.B. in economics from Harvard College.

Dr. Barry W. Karlin, Director. Dr. Karlin has served as a member of the board of directors since January 2002. From January 2002 to December 2010, Dr. Karlin served as our chief executive officer and from January 2002 to February 2011, Dr. Karlin served as chairman of the Board of Directors. From January 2002 to June 2003, Dr. Karlin also served as our secretary, treasurer and chief financial officer. Before our formation in January 2002, Dr. Karlin was the chairman and chief executive officer of eGetgoing, Inc. and CRC Health Corporation from May 2000 and November 2000, respectively, to January 2002. Dr. Karlin also served as chairman and chief executive officer of CRC Recovery, Inc., the general partner of The Camp Recovery Centers, L.P. from July 1995 to January 2001. From 1990 to 1995, Dr. Karlin provided strategic consulting services to Fortune 100 companies. venture capital forms and various small businesses. From 1984 to 1990, Dr. Karlin served as chairman and chief executive officer of Navigation Technologies, Inc., a provider of maps for vehicle navigation. Dr. Karlin began his career as a strategy management consultant in 1981, first with Strategic Decisions Group and subsequently with Decision Processes, Inc. Dr. Karlin holds Ph.D. and M.S. degrees from Stanford University in the department of engineering economic systems, specializing in decision analysis, and a B.S. in electrical engineering from University of Witwatersrand in South Africa.

General Barry R. McCaffrey (ret), Director. General McCaffrey has served as a director since August 2002. From March 2001 to the present, General McCaffrey has served as president of BR McCaffrey Associates LLC, an international consulting firm. General McCaffrey served as the Director of the White House Office of National Drug Control Policy from March 1996 to March 2001, and as the Bradley Distinguished Professor of National Security Studies at the U.S. Military Academy from March 2001 to June 2005. General McCaffrey has also served as a military analyst for NBC News since September 2001. During his time at the White House, General McCaffrey was a member of both the President’s Cabinet and the National Security Council for drug-related issues. General McCaffrey serves on the board of directors of the National Association of Drug Court Professionals. General McCaffrey graduated from the U.S. Military Academy at West Point. He holds an M.A. in civil government from American University and attended the Harvard University National Security Program as well as the Business School Executive Education Program.

Code of Conduct

The CRC Health Corporation Code of Business Conduct and Ethics is our code of ethics applicable to all employees, including all officers and directors with regard to company related activities. The code incorporates our policy to conduct our business affairs honestly and in an ethical manner. It also incorporates our expectations of all employees to provide accurate and timely disclosures in our filings with the SEC. A copy of our code is available on our website at www.crchealth.com under “About Us>Investors>Code of Conduct.” We will post any amendments to our code, or waivers of the code for our executive officers, on our website at www.crchealth.com.

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

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. In this section, we address the members and role of our compensation committee, our compensation setting process, our compensation philosophy and policies regarding executive compensation, the components of our executive compensation program and our compensation decisions for 2011. We address the compensation paid or awarded during 2011 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers in fiscal year 2011. We refer to these executive officers as our named executive officers.

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

Components of Executive Compensation Plan

In 2011, the principal elements of annual compensation for our named executive officers consisted of base salary and performance based incentive bonuses, long term equity incentive compensation and benefits.

Base Salary. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualification and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance and competitive salary practices. Further, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance based pay. Mr. Andrew Eckert’s base salary was determined in his employment agreement which was negotiated at the time of his hiring. For all of our other named executive officers, base salary increases are at the discretion of the Compensation Committee. Base salary is reviewed annually at the beginning of the year and any increases are based on our overall performance and the executive’s individual performance during the preceding year. At its March 2012 meeting, the Compensation Committee reviewed recommendations for salary adjustments for all executive officers. Base salaries for our named executive officers will increase in 2012 between 0% to 2%.

2011 Incentive Bonus Plan. Our 2011 Incentive Bonus Plan is designed to reward our employees for the achievement of 2010 EBITDA goals related to the business. EBITDA represents actual earnings before interest, taxes, depreciation and amortization and certain other adjustments as set forth in the Plan. The bonus payment for our Chief Executive Officer was governed by his employment agreement and was wholly dependent on the achievement of certain EBITDA targets. Pursuant to his employment agreement, our target annual incentive bonus for our Chief Executive Officer is 100% of his base salary in the event that our actual EBITDA is 100% of our budgeted EBITDA; he may earn an annual incentive bonus of up to a maximum 150% of his base salary in the event that our actual EBITDA is 110% of our budgeted EBITDA but also may earn nothing in the event that financial milestones are not achieved. The bonus plan for LeAnne Stewart, Jerome Rhodes, Philip Herschman and Pamela Burke is based on our overall achievement of our EBITDA targets (target bonus assumes our actual EBITDA is 100% of budgeted EBITDA and the maximum bonus assumes that our actual EBITDA is 110% or greater than budgeted EBITDA), EBITDA margin and individual contributions. These officers have a target annual incentive bonus of between 35% and 50% of base salary; they may earn a maximum annual incentive bonus of up to 52.5% to 75% of base salary but may also earn nothing in the event our financial milestones are not achieved. The bonus is paid after completion of our annual audit and the officer must be an employee at such time to receive a bonus payment.

If our actual EBITDA is less than 95% of our budgeted EBITDA, then the bonus pool is zero provided that the Compensation Committee may authorize bonuses in their sole discretion. In the event that our actual EBITDA for the year is less than 100% of our budgeted EBITDA but greater than 95% then the bonus pool may be prorated. If our actual EBITDA is greater than 100%, the Compensation Committee, in its discretion, may increase the bonus pool amount by up to 50% of the base bonus pool and employees would be eligible to earn an additional bonus. Ultimately, all bonus payment amounts are in the discretion of the Compensation Committee. Consistent with our focus on pay for performance, additional amounts can be earned when actual EBITDA exceeds our budgeted EBITDA. Actual EBITDA was less than 95% of budgeted EBITDA. The bonus amounts were in the discretion of the Compensation Committee. The Compensation Committee determined that discretionary bonuses would be provided to reward and provide future motivation for employees who had achieved or partially achieved their goals and for individual performance. The Compensation Committee approved an aggregate year-end bonus pool of $1,672,000 (excluding special retention bonuses, sales commissions etc.).

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

All stock options under our plans have the following features: the term of grant does not exceed 10 years, the grant price is not less than the fair market value on the date of grant, repricing of options is prohibited, unless approved by the shareholders, vesting is generally over a five year period and options generally will remain exercisable for three months following the participant’s termination of service other than for cause, except that if service terminates as a result of the participant’s death or disability, the option generally will remain exercisable for twelve months, but in any event not beyond the expiration of its term. In general, options granted under the Executive Plan and 2007 Incentive Plan vest and become exercisable at the rate of 10% on the one year anniversary of the date of grant and 5% on each six-month anniversary thereafter until 50% of the options granted are vested. An additional 25% shall vest upon our stock price reaching a certain level during a sale event or at certain times after an initial public offering. An additional 25% shall vest over a five year time horizon upon our EBITDA reaching certain levels or in the event that our stock price reaches a certain level during a sale event or at certain times after an initial public offering. In general, options granted under the Management Plan vest and become exercisable at the rate of 20% on the one year anniversary of the date of grant and 10% on each six-month anniversary thereafter until 100% of the options granted are vested. In 2010 in conjunction with the hiring of our new chief executive officer, the Company approved a new form of senior executive option agreement for options granted to senior executives pursuant to the 2007 Incentive Plan. Pursuant to the terms of the senior executive option agreement, options vest and become exercisable at the rate of 10% on the one year anniversary of the date of grant and 5% on each six-month anniversary thereafter until 50% of the options granted are vested. An additional 50% shall vest upon the realization by the Company’s investors of cash proceeds between $135 and $270 per Unit. The options will be granted at an exercise price equal to the fair market value on the date of the grant.

Our parent company does not have a formal policy requiring stock ownership by management. However, our senior executives that were present at the time of the Bain Merger, have committed significant personal capital to CRC. In connection with the closing of the Bain Merger and the acquisition of Aspen Education Group, and pursuant to a rollover and subscription agreement, certain members of our management, including all of the named executive officers that were present at the time of the Bain Merger, converted options to purchase stock of our predecessor company into options to purchase stock of Holdings.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2011.

Respectfully submitted on March 30, 2012 by the members of the Compensation Committee of the Board of Directors.

John Connaughton
Steven Barnes
Chris Gordon

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the years ended December 31, 2011, 2010 and 2009. As of the date of this filing, Mr. Hudak and Mr. Hogge had resigned from their respective positions at the Company.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards	Option Awards ($) (2)		Non-equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)		Total ($)
R. Andrew Eckert	2011	650,000	—	—	3,297,000	(2)	—		—	337,510	(6)	4,284,510
Chief Executive Officer

LeAnne M. Stewart	2011	300,000	—	—	499,000	(2)	75,000	(3)	—	25,030	(7)	899,030
Chief Financial Officer

Philip L. Herschman	2011	307,968	—	—	125,000	(2)	25,000	(3)	—	72	(8)	458,040
Chief Clinical Officer	2010	301,930	—	—	—		40,000	(4)	—	72	(9)	342,002
	2009	307,395	—	—	—		80,000	(5)	—	2,867	(10)	390,262

Jerome E. Rhodes	2011	350,000	—	—	251,000	(2)	—		—	72	(11)	601,072
Chief Operating Officer	2010 2009	301,930 307,395	—	— —	— —		125,000 110,000	(4) (5)	— —	10,472 11,771	(12) (13)	437,402 429,166

Pamela B. Burke	2011	275,000			125,000	(2)	25,000		—	14,890	(14)	439,890
SVP, HR and Law; General Counsel and Secretary	2010 2009	250,000 237,952	— —	— —	120,525 —	(2)	40,000 43,000		— —	11,949 16,771	(14) (14)	422,474 297,723

Kevin Hogge*	2011	301,930	—	—	—		—		—	3,190	(15)	364,279
Chief Financial Officer, Vice President and Treasurer	2010 2009	301,930 307,395	— —	— —	— —		56,000 75,000	(3) (4)	— —	6,349 6,127	(15) (16)	364,279 388,522

Gary Campanella* Interim Chief Financial Officer, Vice President and Treasurer	2011 2010 2009	192,474 188,700 185,000	— — —	— — —	— 20,500 24,105		— 28,795 32,000		— — —	6,688 5,137 2,746	(15) (15) (15)	199,162 243,132 243,851

*	Mr. Hogge served as the Company’s CFO from January 1, 2011 until April 1, 2011. Mr. Campanella served as our Interim Chief Financial Officer from April 1, 2011 to July 4, 2011
(1)	The numbers listed above for calendar year 2009 reflect a payroll cycle attributable to 2008 but paid in 2009.
(2)	The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with SFAS 123(R). Under SFAS 123(R), the full grant date fair value of the option awards is recognized over a five year period. For a discussion of the assumptions made in the valuation, please see Note 15 to our Consolidated Financial Statements.
(3)	2011 annual incentive bonus was paid in March 2012. Bonuses paid pursuant to the 2011 Incentive Bonus Plan are accrued in the year earned and paid in the following year. The bonus payment to Ms. Stewart was a guaranteed bonus payment pursuant to her offer letter.
(4)	2010 annual incentive bonus paid in April 2011. Bonuses paid pursuant to the 2010 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(5)	2009 annual incentive bonus paid in February 2010. Bonuses paid pursuant to the 2009 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(6)	Represents $12,509 in medical, dental, vision and life insurance contributions and $325,000 sign-on bonus pursuant to the Employment Agreement.
(7)	Represents $30 for in life insurance contributions and a $25,000 sign-on bonus pursuant to Ms. Stewart’s offer letter.
(8)	Represents $72 in life insurance contributions in 2011.
(9)	Represents $72 in life insurance contributions in 2010.
(10)	Represents $88 in life insurance contributions in 2009 and $2,779 in company contributions pursuant to our 401(k) Plan.
(11)	Represents $72 in life insurance contributions in 2011.
(12)	Represents $10,400 in car allowance during 2010, $72 in life insurance contributions for 2010.
(13)	Represents $10,800 in car allowance during 2009, $88 in life insurance contributions and $883 in company contributions pursuant to our 401(k) Plan for 2009.
(14)	Represents medical, dental, vision and life insurance contributions.
(15)	Represents medical, dental, vision and life insurance contributions.
(16)	Represents $5,273 in medical, dental, vision and life insurance contributions and $854 in company contributions pursuant to our 401(k) Plan for 2009.

Grants of Plan-Based Awards in 2011

The following table contains information concerning grants of plan-based awards to our named executive officers during 2011:

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date(2)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
R. Andrew Eckert	1/1/11	0	650,000	975,000	—	—	—	—	—	—	—
LeAnne M. Stewart	7/5/11	0	150,000	225,000
Philip Herschman	1/1/11	0	153,984	230,976	—	—	—	—	—	—	—
Jerome Rhodes	1/1/11	0	175,000	262,500	—	—	—	—	—	—	—
Pamela Burke	1/1/11	0	96,250	144,375	—	—	—	—	—	—	—
Kevin Hogge*	1/1/11	0	150,965	226,447	—	—	—	—	—	—	—
Gary Campanella*	1/1/11	0	48,118	72,177	—	—	—	—	—	—	—

NOTES TO TABLE:

*	Mr. Hogge served as the Company’s CFO from January 1, 2011 until April 1, 2011. Mr. Campanella served as our Interim Chief Financial Officer from April 1, 2011 to July 4, 2011.
(1)	Amounts reflect cash awards pursuant to our 2011 Incentive Bonus Plan to which our named executive officers are eligible. Pursuant to our 2011 Incentive Bonus Plan, the amounts are based on the achievement of the EBITDA targets for the period January 1, 2011 through December 31, 2011. The Target amount equals 100% of achievement of the target and the Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA. The threshold amount equals 95% of achievement of the target; provided however, that they Compensation Committee, in their discretion, may award bonuses if there is 95% or less achievement of the targets. For the year ended December 31, 2011 Actual EBITDA was less than 95% of budgeted EBITDA. Bonus amounts were in the discretion of the Compensation Committee. See the Summary Compensation Table for bonuses received by our named executive officers.
(2)	The grant date provided is the date that the plan year began for the 2011 Incentive Bonus Plan or the date on which the individual received the Plan Based Award.

The material terms of our stock option awards, 2011 Incentive Bonus Plan and our employment agreement with R. Andrew Eckert are described in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2011.

	Option Awards (1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options that are Exercisable (#)		Number of Securities Underlying Unexercised Options that are Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised and Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)

R. Andrew Eckert	0	(2)	135,000	(2)	—	72.00	3/3/21	—	—	—	—
Philip Herschman	0	(2)	5,000	(2)		72.00	8/18/21
	22,749	(3)(4)	19,764	(3)	—	90.00	2/6/16	—	—	—	—
	11,079	(5)	—		—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	0	(2)	10,000	(2)		72.00	8/18/21
	22,749	(3)(4)	19,764	(3)	—	90.00	2/6/16	—	—	—	—
	11,079	(5)	—		—	8.77	12/14/14	—	—	—	—

	Option Awards (1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options that are Exercisable (#)		Number of Securities Underlying Unexercised Options that are Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised and Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)
LeAnne Stewart	0	(2)	20,000	(2)	—	72.00	7/5/21	—	—	—	—
Pamela Burke	0	(2)	5,000	(2)	—	72.00	8/18/21	—	—	—	—
	750	(3)(6)	4,250	(3)	—	90.00	2/3/20	—	—	—	—
	5,112	(3)(4)	4,441	(3)	—	90.00	2/6/16	—	—	—	—
	1,538	(5)	—		—	8.77	2/6/15	—	—	—	—
Gary Campanella*	150	(3)(6)	850		—	72.00	2/3/20	—	—	—	—
	297.5	(3)(6)	652.5		—	90.00	1/29/19	—	—	—	—
	2,985	(7)	—		—	90.00	2/6/16	—	—	—	—

NOTES TO TABLE:

*	Mr. Campanella served as our Interim Chief Financial Officer from April 1, 2011 to July 4, 2011.
(1)	All information in this table relates to nonqualified stock options. We have not granted any incentive stock options or stock appreciation rights. Each option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and one share of Class L Common Stock.
(2)	Option issued pursuant to the 2006 Executive Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to Senior Executive Option Agreement issued under such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting after one year from the initial vesting date, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 50% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis.
(3)	Option issued pursuant to the 2006 Executive Incentive Plan or the 2007 Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting on February 6, 2007, one year from the date of grant, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 25% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis and (iii) the remaining 25% (the Tranche 3 Options) of the option is performance based and vests on the attainment of certain annual goals for the Company during the 5 year period beginning January 1, 2006, as discussed in the Compensation Discussion and Analysis.
(4)	Vested options represents 50% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(5)	Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in our parent company. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.
(6)	Vested options represents 50% of the Tranche 1 Options vesting based on time.
(7)	Option issues pursuant to the 2006 Management Plan. Pursuant to such plan, options vest over a five year period with 20% vesting after one year from the initial vesting date and 10% of the remaining balance vesting every 6 months thereafter.

Option Exercises and Stock Vested in 2011

The following table sets forth information about stock options exercised by the named executives in fiscal year 2011 and stock awards that vested or were paid in fiscal year 2011 to the named executives.

Name	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Stock Awards Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
R. Andrew Eckert	—	—	—	—
LeAnne M. Stewart	—	—	—	—
Philip Herschman	—	—	—	—
Jerome Rhodes	—	—	—	—
Pamela B Burke	—	—	—	—

Pension and Nonqualified Deferred Compensation Benefits

None of the Named Executive Officers receive pension and nonqualified deferred compensation benefits.

Potential Payments Upon Termination or a Change in Control

Employment Agreement

Pursuant to our employment agreement with Mr. Eckert, we will provide him with an annual base salary of at least $650,000, annual incentive bonus opportunities with a maximum of 150% of base salary and a target of 100% (subject to certain guarantees in 2011), and participation in other benefit programs. Upon termination by the employer other than for cause or resignation for good reason, as defined in the employment agreement, Mr. Eckert would be entitled to receive separation pay equal to 1 1/2 the sum of his base salary as of the date of termination plus 1.5 times the average cash bonus, along with payments over 18 months equal to the employer portion of health and dental coverage premiums on a grossed-up basis. These benefits would be increased by 6 months’ worth of payments upon termination other than for cause or resignation for good reason in the event of a termination occurring within 12 months following a change in control. Termination benefits would be subject to Mr. Eckert’s timely execution of a release that was not thereafter revoked. Mr. Eckert would also be subject to non-competition and non-solicitation restrictions for a period of 18 months following the termination of his employment.

We have no employment agreements with Philip Herschman, Jerome Rhodes, LeAnne Stewart or Pamela Burke.

2011 Incentive Bonus Plan

An employee was only eligible to receive a bonus pursuant to the 2011 Annual Incentive Bonus plan if such employee was an employee of CRC or a subsidiary of CRC at the time of bonus payout in April 2012.

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

For a period of 18 months following the end of Dr. Karlin serving as a member of our Board of DIrectors, Dr. Karlin may not participate in any other chemical or alcohol dependency business or any behavioral health business in a field in which we have plans to become engaged. For the same period, Dr. Karlin may also not solicit any of our employees, customers, referral sources or suppliers.

Director Compensation

None of our directors except General Barry McCaffrey received compensation for serving as a director. The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

The following table contains compensation received by General Barry McCaffrey during the year ended December 31, 2011 for serving as a director of, and providing consulting services to, CRC and Holdings.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Barnes and Gordon. Messrs. Connaughton and Barnes have not been at any time an officer or employee of CRC or an affiliate of CRC. During 2011, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

All of our outstanding common stock is held by our parent company. Our parent company’s outstanding capital stock consists of Class A common shares and Class L common shares.

The table below sets forth, as of March 1, 2011, the number and percentage of shares of our parent company’s common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of common stock of our parent company, (ii) each of our directors, (iii) each of our named executive officers and (iv) all our directors and executive officers as a group.

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

Name and Address	Shares of Class A Common Stock	Percent of Class A Common Stock	Shares of Class L Common Stock	Percent of Class L Common Stock
Bain Capital Partners VIII, L.P. and Related Funds (1)	32,547,498	94.5%	3,616,388	94.5%
R. Andrew Eckert(2)	121,500	*	13,500	*
Dr. Barry W. Karlin (3)	1,092,257	3%	121,362	3%
LeAnne Stewart	—	—	—	—
Philip L. Herschman (4)	304,471	*	33,830	*
Jerome E. Rhodes (5)	304,471	*	33,830	*
Pamela Burke (6)	68,861	*	7,651	*
Barry R. McCaffrey (7)	7,189	*	798	*
Steven Barnes (8)	—	—	—	—
John Connaughton (8)	—	—	—	—
Chris Gordon (8)	—	—	—	—
All directors and executive officers as a group	1,898,750	5.5%	210,972	5.5%

*	indicates less than 1% of common stock
(1)	Represents shares owned by the following groups of investment funds affiliated with Bain Capital Partners, LLC: (i) 27,861,389.88 shares of Class A common stock and 3,095,709.94 shares of Class L common stock owned by Bain Capital Fund VIII, LLC, a Delaware limited liability company (“BCF VIII”), whose sole member is Bain Capital Fund VIII, L.P., a Cayman Islands exempted limited partnership (“BCF VIII Cayman”), whose sole general partner is Bain Capital Partners VIII, L.P., a Cayman Islands exempted limited partnership (“BCP VIII”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”); (ii) 3,666,862.04 shares of Class A common stock and 407,429.12 shares of Class L common stock owned by Bain Capital VIII Coinvestment Fund, LLC, a Delaware limited liability company (“BC VIII Coinvest”), whose sole member is Bain Capital VIII Coinvestment Fund, L.P., a Cayman Islands exempted limited partnership (“BC VIII Coinvest Cayman”), whose sole general partner is BCP VIII; (iii) 10,287.59 shares of Class A common stock and 1,143.08 shares of Class L common stock owned by BCIP Associates-G (“BCIP-G”), whose managing partner is BCI; (iv) 787,645.94 shares of Class A common stock and 69,256.98 shares of Class L common stock owned by BCIP Associates III, LLC, a Delaware limited liability company (“BCIP IIP”), whose sole member is BCIP Associates III, a Cayman Islands partnership (“BCIP III Cayman”), whose managing partner is BCI; (v) 118,584 shares of Class A common stock and 31,435.32 shares of Class L common stock owned by BCIP T Associates III, LLC a Delaware limited liability company (“BCIP T III”), whose sole member is BCIP Trust Associates III, a Cayman Islands partnership (“BCIP T III Cayman”), whose managing partner is BCI; (vi) 65,975.32 shares of Class A common stock and 9,482.95 shares of Class L common stock owned by BCIP Associates III-B, LLC, a Delaware limited liability company (“BCIP III-B”), whose sole member is BCIP Associates III-B, a Cayman Islands partnership (“BCIP III-B Cayman”), whose managing partner is BCI and (vii) 36,754 shares of Class A common stock and 1,931.37 shares of Class L common stock owned by BCIP T Associates III-B, LLC, a Delaware limited liability company (“BCIP T III-B” and together with BCF VIII, BC VIII Coinvest, BCIP-G, BCIP III, BCIP T III and BCIP III-B, the “Bain Funds”), whose sole member is BCIP Trust Associates III-B, a Cayman Islands partnership (“BCIP T III-B Cayman”), whose sole general partner is BCI.

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

(2)	Represents options to purchase 13,500 Units consisting of 121,500 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 13,500 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(3)	Represents options to purchase 121,362 Units consisting of 1,092,257 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 121,362 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(4)	Represents options to purchase 33,830 Units consisting of 304,471 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 33,830 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(5)	Represents options to purchase 33,830 Units consisting of 304,471 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 33,830 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(6)	Represents options to purchase 7,651 Units consisting of 68,861 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 7,651 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(7)	Represents options to purchase 798 Units consisting of 7,189 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 798 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(8)	Mr. Barnes, Mr. Connaughton and Mr. Gordon are each a managing director of Bain Capital Partners, LLC. They disclaim any beneficial ownership of any shares beneficially owned by any entity affiliated with Bain Capital Partners, LLC in which they do not have a pecuniary interest. Mr. Barnes, Mr. Connaughton and Mr. Gordon each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2011 under our 2006 Executive Incentive Plan, our 2006 Management Incentive Plan, and our 2007 Incentive Plan, the number of shares of our Class A common stock and Class L common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. Each of the 2006 Executive Incentive Plan, our 2006 Management Incentive Plan and our 2007 Incentive Plan have been approved by our shareholders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights				(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Class A common stock		Class L common stock		Class A common stock	Class L common stock	Class A common stock		Class L common stock
2006 Executive Incentive Plan	3,146,593	(1)	349,622	(1)	$0.88	$71.02	—	(2)	—	(2)
2006 Management Incentive Plan	214,529		23,837		$1.34	$89.87	—	(2)	—	(2)
2007 Incentive Plan	2,727,287		302,972		$0.50	$71.28	—	(2)	—	(2)
Equity compensation plans not approved by security holders	—		—		—	—	—		—

(1)	This amount consists of 878,136 shares of Class A common stock and 97,571 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 2,268,458 shares of Class A common stock and 252,051 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.
(2)	The number of securities remaining available for future issuance under either the 2007 Incentive Plan, the 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 523,780 shares of Class A common stock and 58,257 shares of Class L common stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

Rollover of Certain Management Equity Interests

In connection with the closing of the Bain Merger on February 6, 2006, and pursuant to a rollover and subscription agreement, certain members of our management converted options to purchase stock of our predecessor company into options to purchase stock of Holdings with an aggregate value of approximately $9.1 million. Dr. Barry W. Karlin, Jerome E. Rhodes, Philip L. Herschman, and Pamela B. Burke converted options with a value of $5.0 million, $0.9 million, $0.9 million and $125,000, respectively. In connection with the closing of the Aspen Acquisition on November 17, 2006 and pursuant to a rollover and subscription agreement, certain employees of Aspen Education Group, Inc. converted options to purchase stock of Aspen Education Group, Inc. into options to purchase stock of the Group.

Management Agreement

Upon the consummation of the Bain Merger, we and our parent companies entered into a management agreement with an affiliate of Bain Capital Partners, LLC pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million, and reimbursement for out-of-pocket expenses. The management agreement has a five year, evergreen term; however, in certain circumstances, such as an initial public offering or change of control of Holdings, we may terminate the management agreement and buy out our remaining obligations under the agreement to Bain Capital Partners, LLC and its affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates.

Director Independence

CRC is a privately held corporation. None of our directors meet the standards for “independent directors” of a national stock exchange.

ITEM 14.	Principal Accountant Fees and Services

For the fiscal years ended December 31, 2011 and 2010, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below (in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$2,073	$1,929
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,073	$1,929

(1)	Audit Fees billed in the fiscal years ended December 31, 2011 and 2010 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.

The audit committee was formed in May 2006. All audit and non-audit services performed after such date have been pre-approved by the audit committee.

PART IV

ITEM	15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under Item 8—”Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is presented in the consolidated financial statements and the notes thereto in Item 8 above.

(c) Exhibit Index

2.1	Agreement and Plan of Merger among CRCA Holdings, Inc., CRCA Merger Corporation and CRC Health Group, Inc. dated as of October 8, 2005 (incorporated by reference to Exhibit 2.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

2.1a	Agreement and Plan of Merger dated as of September 22, 2006, by and among Aspen Education Group, Inc., Frazier Healthcare II, L.P., as Shareholders’ Representative, Madrid Merger Corporation and CRC Health Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 333-135172) filed September 28, 2006)

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1	Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.1a	First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

4.1b	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1c	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006)

4.1d	Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

4.1e	Fifth Supplemental Indenture dated as of April 27, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed May 15, 2007)

4.1f	Sixth Supplemental Indenture dated as of July 26, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 13, 2007)

4.1g	Seventh Supplemental Indenture dated as of May 23, 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed August 13, 2008)

4.1h	Release of Guarantee dated as of July 25, 2008 by and among US Bank National Association, as Trustee, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to 4.1 of Form 10-Q filed November 14, 2008).

4.1i	Form of Eighth Supplemental Indenture dated as of November , 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.1H of Form 10K filed March 27, 2009).

4.1j	Form of Ninth Supplemental Indenture dated as of April , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.li of Form 10Q filed May 15, 2009).

4.1k	Form of Tenth Supplemental Indenture dated as of December , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

4.2	Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006)

10.1	Credit Agreement, dated as of February 6, 2006, by and among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., Citibank, N.A., the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1a	Amendment No. 1 to Credit Agreement, dated as of May 19, 2006 among CRC Intermediate Holdings, Inc., CRC Health Corporation and Citibank, N.A. in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.1b	AMENDMENT AGREEMENT, dated as of November 17, 2006 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors, as defined therein, and Citibank, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1c	AMENDED AND RESTATED CREDIT AGREEMENT (“Agreement”) entered into as of November 17, 2006, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.1d	AMENDMENT NO. 2 to Credit Agreement dated as of April 16, 2007, among CRC HEALTH GROUP, INC., a Delaware corporation (“Holdings”), CRC HEALTH CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 15, 2007)

10.1e	Second Amendment Agreement, dated as of January 20, 2011 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors and Citibank, N.A., in its capacity as administrative agent for the lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (as amended and restated as of November 17, 2006) (incorporated by reference to Exhibit 10.1e of Form 10-K filed March 30, 2011)

10.1f	SECOND AMENDED AND RESTATED CREDIT AGREEMENT dated as January 20, 2011, among CRC Health Corporation, CRC Health Group Inc., Citibank, N.A., as administrative agent, collateral agent, Swing Line Lender and L/C Issuer, the other lenders party hereto, J.P. Morgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Second Restatement Arrangers, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, G.E. Capital Markets, Inc. and Credit Suisse Securities (USA) LLC, as joint bookrunners. (Incorporated by reference to Exhibit 10.1f of Form 10-K filed on March 30, 2011).

10.1g	Third Amendment Agreement, dated as of March 7, 2012, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors party thereto and Citibank, N.A., as Administrative Agent and as Collateral Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 9, 2012).

10.1h	THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as March 7, 2012, among CRC Health Corporation, CRC Health Group Inc., Citibank, N.A., as administrative agent, collateral agent, Swing Line Lender and L/C Issuer, the other lenders party hereto.

10.2	Security Agreement, dated as of February 6, 2006, between CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.2a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (Incorporated by reference to Exhibit 4.li of Form 10K filed April 2, 2007).

10.2b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.2f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.2g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.2h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.2i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2i of Form 10K filed March 27, 2009)

10.2j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2j of Form 10Q filed May 15, 2009)

10.2k	Form of SUPPLEMENT NO. 11 dated as of December , 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

10.3	Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.3a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)

10.3f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)

10.3h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2008)

10.3i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3i of Form 10-Q filed August 13, 2008).

10.3i	Release of Guarantee and Collateral Dated as of July 25, 2008 by and among Citibank, NA, as Administrative Agent and Collateral Agent, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to Exhibit 10.3i of Form 10-Q filed November 14, 2008).

10.3j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007)

10.3k	Form of SUPPLEMENT NO. 11 dated as of December , 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.lk of Form 10K filed March 24, 2010).

10.4	Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.5	Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.5a	Letter Agreement dated July 30, 2010 by and between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation (incorporated by reference to Exhibit 10.20 of Form 8-K filed August 5, 2010).

10.6	Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006)

10.6a	Amended and Restated Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 and as amended and restated on August 13, 2008 (incorporated by reference to Exhibit 10.6a of Form 10-K filed March 27, 2009).

10.7	Form of Executive Letter Agreement re: Fair Market Value Determination of Shares dated February 6, 2006 (incorporated by reference to Exhibit 10.7 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8	2006 Executive Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.8a	2006 Executive Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.9	2006 Management Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.9 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.9a	2006 Management Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.10	Form of Senior Executive Option Certificate (incorporated by reference to Exhibit 10.10 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.10a	Form of 2007 Senior Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11	Form of Executive Option Certificate (incorporated by reference to Exhibit 10.11 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.11a	Form of 2007 Executive Option Certificate, as amended (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.11b	Form of Amended and Restated 2007 Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.11c	Form of Amended and Restated Executive Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.12	Form of Management Time Vesting Option Certificate (incorporated by reference to Exhibit 10.12 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.13	Form of Substitute Option Certificate (incorporated by reference to Exhibit 10.13 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.14	Rollover and Subscription Agreement, dated as of February 6, 2006, between CRCA Holdings, Inc. and the investors in CRC Health Group, Inc. listed therein (incorporated by reference to Exhibit 10.14 of Form S-4 (File No. 333-1351712) filed June 21, 2006)*

10.15	EMPLOYMENT AGREEMENT dated as of February 1, 2004, between Aspen Education Group, Inc. and Elliot A. Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.16	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of November 17, 2006, made and entered into by and between Aspen Education Group, Inc. and Elliot A Sainer (incorporated by reference to Exhibit 4.1 of Form 10-K filed April 2, 2007)*

10.17	2007 Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18	Form of 2007 Incentive Plan Option Certificate (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.18a	Form of 2008 Incentive Plan Option Certificate (Incorporated by reference to Exhibit 10.18a of form 10K filed April 7, 2008)

10.19	Agreement dated as of September 20, 2007 between Elliot A. Sainer, CRC Health Group, Inc., CRC Health Corporation and Aspen Education Group (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 13, 2007)*

10.20	Employment Agreement dated December 13, 2010 by and between CRC Health Group, Inc., CRC Health Corporation and R. Andrew Eckert (Incorporated by reference to Exhibit 10.20 of Form 10-K filed on March 30, 2011).*

10.21	Form of 2010 Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.21 of Form 10-K filed on March 30, 2011).*

12	Statement of Computation of Ratio of Earnings to Fixed Charges‡

21	Subsidiaries of CRC Health Corporation‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer‡

32.1	Section 1350 Certification of Principal Executive Officer†

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer†

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase †

101.DEF	XBRL Taxonomy Extension Definition Linkbase†

101.LAB	XBRL Taxonomy Extension Label Linkbase †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase †

‡	Filed herewith.
†	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2012

CRC HEALTH CORPORATION (Registrant)

By	/S/ LEANNE M. STEWART
LeAnne M. Stewart, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2012

Signature	Title
Principal Executive Officer:

/s/ R. ANDREW ECKERT R. Andrew Eckert	Chief Executive Officer

/s/ LEANNE M. STEWART LeAnne M. Stewart	Chief Financial Officer

/s/ BARRY KARLIN Barry Karlin	Director

/s/ STEVEN BARNES Steven Barnes	Director

/s/ JOHN CONNAUGHTON John Connaughton	Director

/s/ CHRIS GORDON Chris Gordon	Director

/s/ BARRY R. MCCAFFREY Barry R. McCaffrey	Director