Form 10-Q
period 2012-03-31
CRC Health CORP
filed 2012-05-15
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of May 15, 2012 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: our substantial indebtedness; unfavorable economic conditions that have and could continue to negatively impact our revenues; the failure to comply with extensive laws and governmental regulations given the highly regulated industry in which we operate and the ever changing nature of these laws and regulations; changes in reimbursement rates for services provided; the significant economic contribution that certain regions and programs have to our operating results; claims and legal actions by patients, students, employees and others; failure to cultivate new, or maintain existing relationships with patient referral sources; competition; shortage in qualified healthcare workers; our employees election of union representation; difficult, costly or unsuccessful integrations of acquisitions; the material weakness in our controls over financial reporting and other risks that are described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2012 AND DECEMBER 31, 2011

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,644	$10,183
Restricted cash	605	328
Accounts receivable - net	36,554	36,196
Prepaid expenses	9,590	8,372
Other current assets	2,589	2,638
Income taxes receivable	26	516
Deferred income taxes	6,791	6,365
Current assets of discontinued operations	1,073	1,261

Total current assets	66,872	65,859

PROPERTY AND EQUIPMENT - Net	126,550	126,840
GOODWILL - Net	523,792	523,792
OTHER INTANGIBLE ASSETS - Net	300,037	301,347
OTHER ASSETS - Net	22,649	21,119

TOTAL ASSETS	$1,039,900	$1,038,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,257	$4,994
Accrued liabilities	32,312	32,039
Current portion of long-term debt	35	7,050
Other current liabilities	14,788	12,612
Current liabilities of discontinued operations	2,347	2,511

Total current liabilities	55,739	59,206

LONG TERM DEBT	597,470	594,629
OTHER LONG-TERM LIABILITIES	8,731	8,331
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	6,951	6,797
DEFERRED INCOME TAXES	104,847	105,040

Total liabilities	773,738	774,003

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding at March 31, 2012 and Decemebr 31, 2011	—	—
Additional paid-in capital	468,770	468,305
Accumulated deficit	(202,608)	(203,351)

Total stockholders’ equity	266,162	264,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,039,900	$1,038,957

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NET REVENUE:
Net client service revenues	$108,904	$105,887

OPERATING EXPENSES:
Salaries and benefits	54,944	52,207
Supplies, facilities and other operating costs	32,522	30,641
Provision for doubtful accounts	2,368	1,841
Depreciation and amortization	4,824	4,873
Asset impairment	—	1,947

Total operating expenses	94,658	91,509

OPERATING INCOME	14,246	14,378
INTEREST EXPENSE	(11,787)	(11,933)
OTHER INCOME	243	208

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,702	2,653
INCOME TAX EXPENSE	1,212	954

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	1,490	1,699
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(747)	(2,586)

NET INCOME (LOSS)	$743	$(887)

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NET INCOME (LOSS)	$743	$(887)
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $702 in 2011)	—	1,051

Total other comprehensive income	—	1,051

TOTAL COMPREHENSIVE INCOME	$743	$164

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$743	$(887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,825	4,903
Amortization of debt discount and capitalized financing costs	1,211	1,016
Asset impairment	—	4,401
Provision for doubtful accounts	2,450	1,870
Stock-based compensation	485	736
Deferred income taxes	(619)	—
Other operating activities	40	(67)
Changes in assets and liabilities:
Restricted cash	(277)	(351)
Accounts receivable	(2,688)	(5,515)
Prepaid expenses	(1,217)	981
Income taxes receivable and payable	489	(736)
Other current assets	49	(127)
Accounts payable	1,312	(26)
Accrued liabilities	(734)	(211)
Other current liabilities	2,216	1,678
Other long-term assets	119	(366)
Other long-term liabilities	564	(563)

Net cash provided by operating activities	8,968	6,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,321)	(4,416)
Other investing activities	(17)	14

Net cash used in investing activities	(3,338)	(4,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	84,096	—
Repayment of long-term debt	(88,080)	(1,313)
Borrowings under revolving line of credit	13,000	2,500
Repayments under revolving line of credit	(13,505)	—
Capital distributed to Parent	(20)	(543)
Capitalized financing costs	(1,660)	(3,195)

Net cash used in financing activities	(6,169)	(2,551)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(539)	(217)
CASH AND CASH EQUIVALENTS—Beginning of period	10,183	7,111

CASH AND CASH EQUIVALENTS—End of period	$9,644	$6,894

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$368	$562

Payable related to acquisition	$118	$246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,306	$15,790

Cash paid for income taxes, net of refunds	$331	$49

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Overview

CRC Health Corporation (“the Company”) is a wholly owned subsidiary of CRC Health Group, Inc., referred to as “the Group” or “the Parent.” The Company is headquartered in Cupertino, California, and through its wholly owned subsidiaries provides treatment services related to substance abuse, troubled youth and other addiction diseases and behavioral disorders.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011.

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

Reclassifications: Discontinued Operations — The condensed consolidated statements of operations have been reclassified for all periods presented to reflect the presentation of closed or sold facilities as discontinued operations (see Note 9). Unless noted otherwise, discussions in the notes to the condensed consolidated financial statements pertain to continuing operations.

Presentation and Disclosure Corrections — The Company determined that:

•

Interest income of $177,000 during the three months ended March 31, 2011, previously included in the line item interest expense, net in the condensed consolidated statements of operations for the quarter ended March 31, 2011 should be included in the line item other income. Accordingly, the presentation in the condensed consolidated statement of operations for the three months ended March 31, 2011 has been corrected.

•

Purchases of property and equipment included in accounts payable of $562,000 during the three months ended March 31, 2011, should have been presented and disclosed as a noncash investing activity. Accordingly, the condensed consolidated statement of cash flows for the three months ended March 31, 2011 has been corrected as follows (in thousands):

	Three Months Ended March 31, 2011
	As Reported	Adjustments	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Changes in assets and liabilities – accounts payable	$(446)	$420	$(26)

Net cash provided by operating activities	6,316	420	6,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,996)	(420)	(4,416)

Net cash used in investing activities	(3,982)	(420)	(4,402)

DECREASE IN CASH AND CASH EQUIVALENTS	$(217)	$—	$(217)

Recently Adopted Accounting Guidance — The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, issued in July 2011, which required certain health care entities to change the presentation of their statements of operations by reclassifying the provision for bad debts associated with patient service revenue from operating expenses to a reduction in patient service revenue, if they recognize a significant portion of patient service revenue at the time services are rendered even though the entities do not assess the patient’s ability to pay. All other entities would continue to present the provision for bad debts as an operating expense. The updated guidance also requires disclosures about major payor sources of patient service revenue as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The adoption of the new guidance had no impact on the Company’s consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no changes to goodwill during the three months ended March 31, 2012.

Intangible Assets

Total intangible assets at March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	$17,177	(4,616)	$12,561	$17,177	$(4,402)	$12,775
Accreditations	7,142	(1,920)	5,222	7,142	(1,831)	5,311
Curriculum	4,650	(1,250)	3,400	4,650	(1,191)	3,459
Government contracts (including Medicaid)	34,967	(14,376)	20,591	34,967	(13,793)	21,174
Managed care contracts	14,500	(8,970)	5,530	14,500	(8,605)	5,895
Core developed technology	2,704	(2,704)	—	2,704	(2,704)	—

Total intangible assets subject to amortization:	$81,140	$(33,836)	$47,304	$81,140	$(32,526)	$48,614

Intangible assets not subject to amortization:
Trademarks and trade names			170,632			170,632
Certificates of need			44,600			44,600
Regulatory licenses			37,501			37,501

Total intangible assets not subject to amortization			252,733			252,733

Total intangible assets			$300,037			$301,347

Total amortization expense for intangible assets subject to amortization was $1.3 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. The Company recognized a non-cash impairment charge of $1.9 million for the three months ended March 31, 2011, related to intangible assets not subject to amortization in its youth division, which is included in the condensed consolidated statement of operations as asset impairment.

3. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate to its financial statements for interim periods.

During the three months ended March 31, 2012, the Company’s income tax expense on continuing operations was $1.2 million, representing an effective tax rate of 44.9%. The effective tax rate on continued operations differs from the U.S. federal statutory rate of 35% primarily because of state income taxes and accrued interest related to uncertain tax positions. During the three months ended March 31, 2011, the Company’s income tax expense on continuing operations was $1.0 million, representing an effective tax rate of 36.0%. The effective tax rate differs from U.S. federal statutory rate of 35% primarily due to state income taxes.

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

4. LONG-TERM DEBT

Long-term debt at March 31, 2012 and December 31, 2011 consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Term loans, net of discount of $3,444 in 2012	$385,182	$388,664
Revolving line of credit	35,995	36,500
Senior subordinated notes, net of discount of $1,012 in 2012 and $1,078 in 2011	176,284	176,218
Other	44	297

Total debt	597,505	601,679
Less current portion	(35)	(7,050)

Long-term debt-less current portion	$597,470	$594,629

Term Loans and Revolving Line of Credit

Term Loans

On March 7, 2012, the aggregate principal amount of $80.9 million of Term Loans (the “Term Loans B-1”) was refinanced with cash proceeds (net of related fees and expenses) of an aggregate principal amount of $87.6 million of new Term Loans that mature on November 16, 2015 (the “Term Loans B-3”). New creditors and existing Term Loans B-1 creditors represented $67.0 million and $20.6 million of the Term Loans B-3 principal amount, respectively. Of the $20.6 million related to existing creditors, $6.1 million was contributed as additional Term Loan B-3 principal. As a part of the refinancing, the Company repaid $66.4 million of the aggregate principal Term Loans B-1. This repayment was recognized as an extinguishment of debt and $0.2 million of the remaining unamortized issuance costs related to Term Loans B-1 were charged to interest expense during the three months ended March 31, 2012. The Company recognized the refinancing of the remaining aggregate principal amount of $14.5 million with existing Term Loans B-1 creditors as a modification of debt. Refinancing costs of $0.5 million associated with the modified debt were charged to interest expense during the three months ended March 31, 2012. The remaining debt issuance costs of $2.2 million related to the refinancing were capitalized and are being amortized over the life of the Term Loans B-3 using the effective interest rate method. The Term Loans B-3 were issued with an original issue discount of 4.00% which is being amortized over the term of the Term Loans B-3 using the effective interest rate method.

At March 31, 2012, an aggregate principal amount of $82.6 million, net of discount of $3.4 million, was outstanding. Interest on the Term Loans B-3 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-. At March 31, 2012, the entire amount of these Term Loan B-3 consisted of LIBOR loans and the interest rate thereon was 8.5%.

The Term Loans B-3 are payable in quarterly installments of less than $0.1 million on September 30, 2013 and $0.2 million over the payment period between December 31, 2013 and September 30, 2015, with the remainder due on the maturity date.

Under the terms of this refinancing, the Company is required to pay (i) on March 31, 2013, a fee equal to 1.00% of the outstanding principal amount of such lender’s Term Loans B-3 as of such date, (ii) on March 31, 2014, a fee equal to 1.50% of the outstanding principal amount of such lender’s Term Loans B-3 as of such date and (iii) on the Maturity Date, a fee equal to 1.50% of the outstanding principal amount of such lender’s Term Loans B-3 as of such date. These fees are charged to interest expense over the term of the Term Loans B-3 using the effective interest rate method.

The Term Loans B-3 are subject to a 1.00% prepayment premium to the extent the Term Loans B-3 are refinanced, or the terms thereof are amended, in either case, for the purpose of reducing the applicable yield with respect thereto, in each case prior to the first anniversary of the refinancing.

At March 31, 2012, $302.6 million of the remaining outstanding Term Loans (the “Term Loans B-2’) has a maturity of November 16, 2015. Interest on these Term Loans B-2 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At March 31, 2012, the entire amount of these Term Loans B-2 consisted of LIBOR loans and the interest rate thereon was 4.97%.

The Term Loans B-2 are payable in quarterly principal installments of $0.1 million on September 30, 2013 and $0.8 million over the payment period between December 31, 2013 and September 30, 2015, with the remainder due on the maturity date.

The Company is required to apply a certain portion of its excess cash to the principal amount of the Term Loans. Excess cash under the Company’s Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items. The Company made a repayment of $6.8 million in March 2012 related to its excess cash.

Revolving Line of Credit

On February 6, 2012, the Company repaid $13.5 million in revolving credit due to maturity of the commitment.

At March 31, 2012, the Company had aggregate revolving credit commitments of $63.0 million which mature on August 16, 2015. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At March 31, 2012, the amount outstanding under the Company’s Revolving Line of Credit was $36.0 million and the interest rate thereon was 4.579%. At March 31, 2012, the Company’s letters of credit against the revolving commitments were $9.4 million.

The Company’s Term Loans and Revolving Line of Credit are guaranteed by the Company’s direct parent company, CRC Health Group, Inc. (“Holdings”) and substantially all of the Company’s current and future wholly-owned domestic subsidiaries, and are secured by substantially all of the Company’s, Holdings’ and the Company’s guarantor subsidiaries’ existing and future property and assets and by a pledge of the Company’s capital stock and the capital stock of the Company’s domestic wholly-owned subsidiaries and up to 65% of the capital stock of first-tier foreign subsidiaries.

Senior Subordinated Notes — At March 31, 2012, the outstanding aggregate principal amount related to the Company’s 10 3/4% Senior Subordinated Notes (the “Notes”) due February 1, 2016, was $176.3 million, net of discount of $1.0 million. Interest is payable semiannually. The Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

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

Interest expense — Interest expense on total debt was $10.8 million and $11.1 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expenses related to capitalized financing costs was $1.1 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. Capitalized interest expense was $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, currently scheduled principal payments of total long-term debt, excluding the effects of the discounts on the term loans and the senior subordinated notes, are as follows (in thousands):

2012 (remaining 9 months)	$35
2013	1,179
2014	4,193
2015	419,258
2016	177,296

Total	$601,961

5. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

As of March 31, 2012 and December 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.

Fair Value of Financial Instruments

Financial instruments not measured at fair value on a recurring basis include cash, restricted cash, accounts receivable net, accounts payable, loan program notes receivable (net), senior subordinated notes (net), and term loans (net). With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	March 31, 2012		December 31, 2011
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes receivable, net	$10,798	$8,524	$10,541	$8,195
Liabilities
Senior subordinated notes, net	$176,284	$167,509	$176,218	$162,854
Term loans, net	$385,182	$396,140	$388,664	$370,268

The estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. For the year ended March 31, 2012 and 2011, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

6. COMMITMENTS AND CONTINGENCIES

Litigation — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. The Company and CRC Health Oregon, Inc. are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23.0 million in relief. The Company and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on its preliminary investigation into the facts alleged, the Company believe this case is without merit. However, at this time, the Company is unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations. On May 10, 2012, Nautilus Insurance Corporation, filed a complaint against CRC Health Group, Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against Mount Bachelor Academy and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify Mount Bachelor Academy, Aspen or CRC. The Company is working with counsel to evaluate this matter but intends to vigorously defend this matter.

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

7. STOCK-BASED COMPENSATION

The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees and consultants of the Company. For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $0.5 million and $0.7 million, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively.

During the three months ended March 31, 2012, the Group granted 28,200 units, which represent 253,800 share options to purchase Class A common stock of the Group and 28,200 share options to purchase Class L common stock of the Group. At March 31, 2012 and December 31, 2011, the Company had 3,737,521 and 3,736,359 unvested option shares with per-share, weighted average grant date fair values of $3.37 and $3.32, respectively. Additionally, 180,959 option shares with a per-share weighted average grant date fair value of $2.89 vested during the three months ended March 31, 2012.

Activity under the Group’s plans for the three months ended March 31, 2012 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2011	6,764,840	$7.31		6.25
Granted	282,000	7.20	$4.19	9.92
Exercised	(4,924)			—
Forfeited/cancelled/expired	(173,989)	9.16	4.80

Outstanding-March 31, 2012	6,867,927	$7.27		6.18

Exercisable-March 31, 2012	3,130,405	$6.53		4.35

Exercisable and expected to be exercisable	6,524,531	$7.27		6.18

8. RESTRUCTURING

On March 24, 2011, the Company announced a plan to transition the services provided within its youth division to a more focused national network of services. Additionally, as a part of a plan to align Company’s resources with its business plan, management initiated restructuring of certain of its administrative functions at its corporate headquarters and other divisions during 2011. Collectively, this plan is referred to as the FY11 plan. As of March 31, 2012, the Company had completed the termination of operations at all of the facilities. Future rental payments, net of estimated sublease income, related to operating lease obligations are expected to continue through fiscal 2020. As of March 31, 2012, the restructuring reserve for the FY11 plan was $5.1million.

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. Future rental payments, net of estimated sublease income, are expected to continue through fiscal 2018. As of March 31, 2012, the restructuring reserve for the FY08 plan was $4.9 million.

A summary of restructuring activity under the FY11 and FY08 plans, all of which primarily relate to operating leases, including those classified as discontinued operations, is shown in the table below:

Restructuring reserve at December 31, 2011:
Recovery	$1,596
Youth	8,287

Total restructuring reserve at December 31, 2011	9,883

Expenses
Recovery	105
Youth	605

Total expenses	710
Cash payments
Recovery	(164)
Youth	(365)

Total cash payment	(529)
Restructuring reserve at March 31, 2012:
Recovery	1,537
Youth	8,527

Total restructuring reserve at March 31, 2012	$10,064

9. DISCONTINUED OPERATIONS

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue	$30	$5,557

Operating expenses	1,225	7,329
Asset impairment	—	2,454
Interest expense	(1)	(1)

Loss before income taxes	(1,196)	(4,227)
Tax benefit	(449)	(1,641)

Loss from discontinued operations	$(747)	$(2,586)

10. SEGMENT INFORMATION

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of March 31, 2012, the recovery segment operates 30 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of March 31, 2012, the youth segment operates 16 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of March 31, 2012, the weight management segment operates 18 facilities in 8 states, and one in the United Kingdom.

Corporate — In addition to the three reportable segments described above, the Company has activities classified as corporate which represent general and administrative expenses (management, financial, legal, human resources and information systems), and stock-based compensation expense that are not allocated to the segments.

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue:
Recovery	$87,096	$85,458
Youth	16,302	14,258
Weight management	5,483	6,128
Corporate	23	43

Total net revenue	$108,904	$105,887

Operating income (loss):
Recovery	$25,059	$28,174
Youth	(1,619)	(5,345)
Weight management	(444)	776
Corporate	(8,750)	(9,227)

Total operating income	14,246	14,378
Interest expense	(11,787)	(11,933)
Other income	243	208

Total income from continuing operations before income taxes	$2,702	$2,653

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2012, the Company had $176.3 million aggregate principal amount of the 10.75% senior subordinated notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s 100% owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of March 31, 2012 and December 31, 2011, the condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011, and the condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011.

Condensed Consolidating Balance Sheet as of March 31, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$8,424	$1,220	$—	$9,644
Restricted cash	605	—	—	—	605
Accounts receivable – net	—	36,358	196	—	36,554
Prepaid expenses	5,891	3,155	544	—	9,590
Other current assets	444	1,929	216	—	2,589
Income taxes receivable	26	—	—	—	26
Deferred income taxes	6,791	—	—	—	6,791
Current assets of discontinued operations	—	1,073	—	—	1,073

Total current assets	13,757	50,939	2,176	—	66,872

PROPERTY AND EQUIPMENT – Net	9,627	116,098	825	—	126,550
GOODWILL – Net	—	515,825	7,967	—	523,792
OTHER INTANGIBLE ASSETS – Net	—	298,109	1,928	—	300,037
OTHER ASSETS – Net	22,161	474	14	—	22,649
INVESTMENTS IN SUBSIDIARIES	946,766	—	—	(946,766)	—

TOTAL ASSETS	$992,311	$981,445	$12,910	$(946,766)	$1,039,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,344	$851	$62	$—	$6,257
Accrued liabilities	16,154	14,536	1,622	—	32,312
Current portion of long-term debt	—	35	—	—	35
Other current liabilities	916	13,069	803	—	14,788
Current liabilities of discontinued operations	—	2,347	—	—	2,347

Total current liabilities	22,414	30,838	2,487	—	55,739

LONG TERM DEBT	597,461	9	—	—	597,470
OTHER LONG-TERM LIABILITIES	1,427	7,300	4	—	8,731
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	6,951	—	—	6,951
DEFERRED INCOME TAXES	104,847	—	—	—	104,847

Total liabilities	726,149	45,098	2,491	—	773,738

Total equity	266,162	936,347	10,419	(946,766)	266,162

TOTAL LIABILITIES AND EQUITY	$992,311	$981,445	$12,910	$(946,766)	$1,039,900

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,013	$1,170	$—	$10,183
Restricted cash	328	—	—	—	328
Accounts receivable – net	—	36,063	133	—	36,196
Prepaid expenses	5,179	2,940	253	—	8,372
Other current assets	571	1,991	76	—	2,638
Income taxes receivable	516	—	—	—	516
Deferred income taxes	6,365	—	—	—	6,365
Current assets of discontinued operations	—	1,261	—	—	1,261

Total current assets	12,959	51,268	1,632	—	65,859

PROPERTY AND EQUIPMENT – Net	9,993	115,978	869	—	126,840
GOODWILL – Net	—	515,825	7,967	—	523,792
OTHER INTANGIBLE ASSETS – Net	—	299,386	1,961	—	301,347
OTHER ASSETS – Net	20,635	470	14	—	21,119
INVESTMENTS IN SUBSIDIARIES	951,669	—	—	(951,669)	—

TOTAL ASSETS	$995,256	$982,927	$12,443	$(951,669)	$1,038,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,670	$1,281	$43	$—	$4,994
Accrued liabilities	18,414	12,062	1,563	—	32,039
Current portion of long-term debt	6,771	279	—	—	7,050
Other current liabilities	863	11,430	319	—	12,612
Current liabilities of discontinued operations	—	2,511	—	—	2,511

Total current liabilities	29,718	27,563	1,925	—	59,206

LONG TERM DEBT	594,629	—	—	—	594,629
OTHER LONG-TERM LIABILITIES	915	7,393	23	—	8,331
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	6,797	—	—	6,797
DEFERRED INCOME TAXES	105,040	—	—	—	105,040

Total liabilities	730,302	41,753	1,948	—	774,003

Total equity	264,954	941,174	10,495	(951,669)	264,954

TOTAL LIABILITIES AND EQUITY	$995,256	$982,927	$12,443	$(951,669)	$1,038,957

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$23	$107,346	$1,535	$—	$108,904
Management fee revenue	21,474	—	—	(21,474)	—

Total net revenue	21,497	107,346	1,535	(21,474)	108,904

OPERATING EXPENSES:
Salaries and benefits	7,043	46,633	1,268	—	54,944
Supplies, facilities and other operating costs	647	30,844	1,031	—	32,522
Provision for doubtful accounts	—	2,344	24	—	2,368
Depreciation and amortization	1,084	3,603	137	—	4,824
Management fee expense	—	18,923	2,551	(21,474)	—

Total operating expenses	8,774	102,347	5,011	(21,474)	94,658

OPERATING INCOME (LOSS)	12,723	4,999	(3,476)	—	14,246
INTEREST EXPENSE	(11,771)	(16)	—	—	(11,787)
OTHER INCOME	239	4	—	—	243

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,191	4,987	(3,476)	—	2,702
INCOME TAX EXPENSE (BENEFIT)	534	2,237	(1,559)	—	1,212
EQUITY IN INCOME OF SUBSIDIARIES, NET OF TAX	86	—	—	(86)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	743	2,750	(1,917)	(86)	1,490
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(747)	—	—	(747)

NET INCOME (LOSS)	$743	$2,003	$(1,917)	$(86)	$743

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUE:
Net client service revenue	$38	$103,443	$2,406	$—	$105,887
Management fee revenue	21,049	—	—	(21,049)	—

Total net revenue	21,087	103,443	2,406	(21,049)	105,887

OPERATING EXPENSES:
Salaries and benefits	5,330	45,771	1,106	—	52,207
Supplies, facilities and other operating costs	2,886	26,552	1,203	—	30,641
Provision for doubtful accounts	—	1,827	14	—	1,841
Depreciation and amortization	1,052	3,694	127	—	4,873
Asset impairment	—	1,947	—	—	1,947
Management fee expense	—	20,298	751	(21,049)	—

Total operating expenses	9,268	100,089	3,201	(21,049)	91,509

OPERATING INCOME (LOSS)	11,819	3,354	(795)	—	14,378
INTEREST EXPENSE	(11,859)	(74)	—	—	(11,933)
OTHER INCOME	203	5	—	—	208

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	163	3,285	(795)	—	2,653
INCOME TAX (BENEFIT) EXPENSE	59	1,181	(286)	—	954
EQUITY IN LOSS OF SUBSIDIARIES, NET OF TAX	(991)	—	—	991	—

LOSS FROM CONTINUING OPERATIONS	(887)	2,104	(509)	991	1,699
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(2,586)	—	—	(2,586)

NET LOSS	$(887)	$(482)	$(509)	$991	$(887)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,511	$9,262	$(1,805)	$—	$8,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(856)	(2,424)	(41)	—	(3,321)
Other investing activities	(31)	14	—	—	(17)

Net cash used in investing activities	(887)	(2,410)	(41)	—	(3,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	5,102	(6,998)	1,896	—	—
Borrowings under long-term debt	84,096	—	—	—	84,096
Repayment of long-term debt	(87,637)	(443)	—	—	(88,080)
Borrowings under revolving line of credit	13,000	—	—	—	13,000
Repayments under revolving line of credit	(13,505)	—	—	—	(13,505)
Capital contributed to Parent	(20)	—	—	—	(20)
Capitalized financing costs	(1,660)	—	—	—	(1,660)

Net cash (used in) provided by financing activities	(624)	(7,441)	1,896	—	(6,169)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(589)	50	—	(539)
CASH AND CASH EQUIVALENTS Beginning of period	—	9,013	1,170	—	10,183

CASH AND CASH EQUIVALENTS End of period	$—	$8,424	$1,220	$—	$9,644

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(2,230)	$9,248	$(282)	$—	$6,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(1,453)	(2,883)	(80)	—	(4,416)
Other investing activities	(28)	42	—	—	14

Net cash used in investing activities	(1,481)	(2,841)	(80)	—	(4,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	4,968	(5,415)	447	—	—
Repayment of long-term debt	(19)	(1,294)	—	—	(1,313)
Borrowings under revolving line of credit	2,500	—	—	—	2,500
Capital contributed to Parent	(543)	—	—	—	(543)
Capitalized financing costs	(3,195)	—	—	—	(3,195)

Net cash provided by (used in) financing activities	3,711	(6,709)	447	—	(2,551)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(302)	85	—	(217)
CASH AND CASH EQUIVALENTS Beginning of period	—	6,826	285	—	7,111

CASH AND CASH EQUIVALENTS End of period	$—	$6,524	$370	$—	$6,894

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

As of March 31, 2012 our recovery division, operated 30 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division, operated 16 adolescent and young adult programs in 6 states. Our weight management division operated 18 facilities in 8 states, and one in the United Kingdom.

EXECUTIVE SUMMARY

During the three months ended March 31, 2012 we generated $108.9 million in net revenues, an increase of $3.0 million or 3%, as compared to the three months ended March 31, 2011, primarily due to revenue increases of 14% in our youth division and a 2% increase in our recovery division, partially offset by a 11% decrease in our weight management division. Operating income was flat year over year due to an increase in our operating expenses of $3.1 million or 3%.

During the three months ended March 31, 2012 and 2011, we generated approximately 79% of our net revenue from non-governmental sources, including 56% and 57% from self-payors, respectively, and 23% and 22% from commercial payors, respectively. Our government program net revenue was received from multiple counties and states under Medicaid and similar programs.

On March 7, 2012, we entered into an amendment agreement that amended our Credit Agreement to refinance $80.9 million of our term loans maturing on February 6, 2013 with cash proceeds (net of related fees and expenses) from a new tranche of term loans. As a result of this agreement, all term loans under our senior secured credit facility will mature on November 16, 2015. See Note 4 to Unaudited Condensed Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three months ended March 31, 2012 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents our results of operations (in thousands, except for percentages).

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue:
Recovery	$87,096	$85,458
Youth	16,302	14,258
Weight management	5,483	6,128
Corporate	23	43

Total net revenue	108,904	105,887
Operating expenses:
Recovery	62,037	57,284
Youth	17,921	19,603
Weight management	5,927	5,352
Corporate	8,773	9,270

Total operating expenses	94,658	91,509
Operating income (loss):
Recovery	25,059	28,174
Youth	(1,619)	(5,345)
Weight management	(444)	776
Corporate	(8,750)	(9,227)

Operating income	14,246	14,378
Interest expense	(11,787)	(11,933)
Other income	243	208

Income from continuing operations before income taxes	2,702	2,653
Income tax expense	1,212	954

Income from continuing operations, net of tax	1,490	1,699
Loss from discontinued operations, net of tax	(747)	(2,586)

Net income (loss)	$743	$(887)

The following table compares total facility statistics:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Recovery
Residential and outpatient facilities
Revenue (in thousands)	$54,765	$55,677
Patient days	139,838	150,210
Net revenue per patient day	$391.63	$370.66
CTCs
Revenue (in thousands)	$32,331	$29,780
Patient days	2,505,971	2,377,284
Net revenue per patient day	$12.90	$12.53
Youth
Residential facilities
Revenue (in thousands)	$10,910	$9,908
Patient days	38,574	34,964
Net revenue per patient day	$282.83	$283.38
Outdoor programs
Revenue (in thousands)	$5,392	$4,350
Patient days	11,248	9,306
Net revenue per patient day	$479.37	$467.44
Weight Management
Revenue (in thousands)	$5,483	$6,128
Patient days	15,558	15,735
Net revenue per patient day	$352.42	$389.45

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Recovery

Net revenues increased $1.6 million or 2% primarily due to a $2.6 million increase from CTCs, offset by a $1.0 million decrease from residential facilities. The CTCs increased due to increases in patient days and net revenue per patient days. Residential facilities decreased primarily due to a suspension of admissions at one of our residential facilities in Tennessee partially offset by an increase in revenues from our commercial payor programs. In March 2012, we received notice that the admission suspension would not be extended and we re-opened the facility in April 2012.

Operating income decreased by $3.1 million or 11% due to an increase of $4.8 million or 8% in operating expenses. This increase was primarily due to higher salaries and benefits resulting from higher levels of revenues as well as from investments in sales and marketing and clinical quality management.

Youth

Net revenues increased by $2.0 million or 14% due to a $1.0 million increase in residential facilities and a $1.0 million increase in outdoor programs. Residential program revenues increased primarily due to an increase in the number of patient days. Outdoor programs increased due to an increase in both patient days and net revenue per patient day primarily due to lower discounting of rates.

Operating income increased by $3.7 million due to a decrease in operating expenses of $1.7 million or 9%. This increase was primarily due to a $1.9 million decrease in asset impairments relative to the prior period.

Weight Management

Net revenues decreased by $0.6 million or 11% primarily due to a decrease in patient days and a decrease in net revenues per patient day.

Operating income decreased by $1.2 million due to an increase in operating expenses of $0.6 million or 11%. This increase was primarily due to an increase in salaries and benefits and in the provision for doubtful accounts.

Corporate

Operating income increased by $0.5 million or 5% due to a decrease in fees and other expenses.

Interest expense

Interest expense includes interest paid on our debt, amortization of debt discount, and capitalized financing costs. During the three months ended March 31, 2012, interest expense decreased by $0.2 million as compared to the same period in the prior year. This decrease was primarily due to lower outstanding debt during the three months ended March 31, 2012.

Income tax expense

During the three months ended March 31, 2012, our income tax expense on continuing operations is $1.2 million, representing effective tax rate of 44.9%. During the three months ended March 31, 2011, our income tax expense on continuing operations was $1.0 million, representing an effective tax rate of 36.0%. The increase in the effective income tax rate, year over year, was primarily due to an increase in interest expense associated with uncertain tax positions as well as an increase in state taxes as a result of an intra-period allocation of income between continuing and discontinued operations.

Loss from discontinued operations, net of tax

During the three months ended March 31, 2012, loss from discontinued operations, net of tax, decreased by $1.8 million, as compared to the same period in the prior year. The decrease is due to no additional facilities being classified as discontinued operations during the three months ended March 31, 2012.

Sources and Uses of Cash

Our principal sources of liquidity for operating activities are payments from self-pay patients, students, commercial payors and government programs for treatment services, and our revolving line of credit. We receive most of our cash from self-payors in advance or upon completion of treatment. Cash revenue from commercial payors and government programs is typically received upon delivery of treatment services.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(In thousands)
Net cash provided by operating activities	$8,968	$6,736
Net cash used in investing activities	(3,338)	(4,402)
Net cash used in financing activities	(6,169)	(2,551)

Net decrease in cash	$(539)	$(217)

Cash provided by operating activities was $9.0 million for the three months ended March 31, 2012, as compared to $6.7 million during the same period in 2011. The increase of $2.3 million was primarily due to generation of cash from changes in receivables, income taxes payable/receivable, accounts payable and other long-term assets and liabilities offset by prepaids.

Cash used in investing activities was $3.3 million for the three months ended March 31, 2012, as compared to $4.4 million during the same period of 2011. The decrease of $1.1 million was due to a decrease in capital expenditures.

Cash used in financing activities was $6.2 million for the three months ended March 31, 2012, as compared to $2.6 million during the same period in 2011. The increase of $3.6 million was primarily due to higher long term debt payments of $5.7 million offset by decreases in share repurchases of $0.5 million and capitalized financing costs of $1.5 million.

Financing and Liquidity

We anticipate that cash generated by current operations, funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

Credit Agreements — Please refer to Note 4 to Unaudited Condensed Consolidated Financial Statements for further discussion about our long-term borrowing arrangements.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios, the calculations of which are based on Adjusted EBITDA, as defined in our credit agreements. As of March 31, 2012, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

The computation of Adjusted EBITDA is provided below solely to provide an understanding of the impact that Adjusted EBITDA has on our ability to comply with certain covenants in our borrowing arrangements that are tied to these measures and to borrow under the credit facility. Adjusted EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to our Adjusted EBITDA.

The following table reconciles our net income (loss) to our Adjusted EBITDA for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
NET INCOME (LOSS)	$743	$(887)
Depreciation and amortization (1)	4,825	4,903
Income tax expense (benefit) (1)	763	(687)
Interest expense (1)	11,788	11,936

EBITDA	18,119	15,265
ADJUSTMENTS TO EBITDA:
Discontinued operations	584	782
Asset impairment (1)	—	4,401
Non-impairment restructuring activities (1)	717	1,905
Stock-based compensation expense	485	736
Foreign exchange translation	(30)	1
Loss (gain) on fixed asset disposal	40	(29)
Management fees	575	891
Non-recurring legal costs	316	—
Debt refinancing costs	108	542
Other non-cash charges and non-recurring costs	(5)	(40)

Total pro forma adjustments to EBITDA	2,790	9,189

ADJUSTED EBITDA	$20,909	$24,454

(1)	Includes amounts related to both continuing operations and discontinued operations.

Off-Balance Sheet Obligations

As of March 31, 2012, our off-balance sheet obligations consisted of $9.4 million in letters of credit and $0.5 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

The following items represent material changes in our specified contractual obligations during the three months ended March 31, 2012 (see Note 7 to the unaudited condensed consolidated financial statements), compared to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2011:

•

As a result of the refinancing of a portion of our Term Loans on March 7, 2012, aggregate principal of $87.6 million of the Term Loans B-3 now matures on November 16, 2015. Before the refinancing, $80.9 of Term Loans B-1 were payable on maturity on February 6, 2013.

•

Upon its maturity in February 2012, we repaid $13.5 million of the amount outstanding under our revolving credit facility. We subsequently borrowed $13.0 million under the remaining available revolving line of credit which matures on August 16, 2015.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, our exposure to market risk has not changed materially since December 31, 2011.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that reevaluation, management identified a material weakness as of December 31, 2011 in our internal control over financial reporting. The material weakness is the result of a combination of control deficiencies identified at facilities with manual accounting procedures. More specifically, weaknesses were identified relative to revenue recognition and the accounting for accounts receivable, the allowance for doubtful accounts, accrued expenses and prepaid assets as well as issues relating to lack of segregation of duties.

As a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 and March 31, 2012 based on the COSO framework. If not remediated, this material weakness could result in future misstatements of account balances or in disclosures that could result in a material misstatement to our annual or interim consolidated financial statements.

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

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. We and our subsidiary, CRC Health Oregon, Inc., are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23 million in relief. We and the other defendants intend to defend vigorously the pending lawsuit. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe this case is without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation, filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against Mount Bachelor Academy and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify Mount Bachelor Academy, Aspen or CRC. We are working with counsel to evaluate this matter but intend to vigorously defend this matter.

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

As of March 31, 2012, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

The Exhibit Index beginning on page 35 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012

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