Form 10-Q
period 2012-06-30
CRC Health CORP
filed 2012-08-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of August 14, 2012 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2012 AND DECEMBER 31, 2011

(In thousands, except share amounts)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$23,597	$10,183
Restricted cash	554	328
Accounts receivable (net of allowance for doubtful accounts of $5,366 in 2012 and $6,476 in 2011)	34,294	36,196
Prepaid expenses	7,288	8,372
Other current assets	2,805	2,638
Income taxes receivable	—	516
Deferred income taxes	6,758	6,365
Current assets of discontinued operations	996	1,261

Total current assets	76,292	65,859

Property and equipment (net of accumulated depreciation of $71,279 in 2012 and $64,456 in 2011)	126,220	126,840
Goodwill	523,792	523,792
Other intangible assets, net	298,728	301,347
Other assets, net	22,198	21,119

Total assets	$1,047,230	$1,038,957

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,736	$4,994
Accrued liabilities	34,526	32,039
Income taxes payable	2,189	—
Current portion of long-term debt	5,035	7,050
Other current liabilities	18,979	12,612
Current liabilities of discontinued operations	2,433	2,511

Total current liabilities	67,898	59,206

Long-term debt	597,758	594,629
Other long-term liabilities	8,728	8,331
Long-term liabilities of discontinued operations	6,706	6,797
Deferred income taxes	104,636	105,040

Total liabilities	785,726	774,003

Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	934	—
Stockholders’ equity
Common stock, $0.001 par value—1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	459,797	468,305
Accumulated deficit	(199,227)	(203,351)

Total stockholders’ equity	260,570	264,954

Total liabilities and stockholders’ equity	$1,047,230	$1,038,957

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net client service revenues	$115,567	$116,000	$224,471	$221,887

Operating expenses:
Salaries and benefits	53,971	51,133	108,915	103,340
Supplies, facilities and other operating costs	34,728	35,393	67,250	66,034
Provision for doubtful accounts	1,505	2,013	3,873	3,854
Depreciation and amortization	4,974	4,841	9,798	9,714
Asset impairment	—	—	—	1,947

Total operating expenses	95,178	93,380	189,836	184,889

Operating income	20,389	22,620	34,635	36,998
Interest expense	(12,553)	(12,363)	(24,340)	(24,296)
Other income	251	198	494	406

Income from continuing operations before income taxes	8,087	10,455	10,789	13,108
Income tax expense	3,390	4,423	4,602	5,377

Income from continuing operations, net of tax	4,697	6,032	6,187	7,731
Loss from discontinued operations, net of tax	(382)	(1,680)	(1,129)	(4,266)

Net income	4,315	4,352	5,058	3,465
Net loss attributable to noncontrolling interest	(934)	—	(934)	—

Net income attributable to CRC Health Corporation	$3,381	$4,352	$4,124	$3,465

Amounts attributable to CRC Health Corporation:
Income from continuing operations, net of tax	$3,763	$6,032	$5,253	$7,731
Discontinued operations, net of tax	(382)	(1,680)	(1,129)	(4,266)

Net income attributable to CRC Health Corporation	$3,381	$4,352	$4,124	$3,465

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,315	$4,352	$5,058	$3,465
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $690 and $1,391 for the three and six months ended June 30, 2011, respectively)	—	1,055	—	2,106

Total comprehensive income	4,315	5,407	5,058	5,571
Less: Comprehensive loss attributable to noncontrolling interest	(934)	—	(934)	—

Comprehensive income attributable to CRC Health Corporation	$3,381	$5,407	$4,124	$5,571

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,058	$3,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,798	9,745
Amortization of debt discount and capitalized financing costs	3,014	2,032
Asset impairment	—	4,401
Loss (gain) on disposal of property and equipment	843	(31)
Provision for doubtful accounts	3,954	3,971
Stock-based compensation	1,016	1,357
Deferred income taxes	(797)	—
Other operating activities	—	(36)
Changes in assets and liabilities:
Restricted cash	(226)	(170)
Accounts receivable	(1,878)	(8,372)
Prepaid expenses	1,118	1,628
Income taxes receivable and payable	2,705	1,303
Other current assets	(170)	(107)
Accounts payable	(300)	485
Accrued liabilities	2,646	3,264
Other current liabilities	6,345	6,770
Other long-term assets	(853)	(1,253)
Other long-term liabilities	315	(710)

Net cash provided by operating activities	32,588	27,742

Cash flows from investing activities:
Additions of property and equipment	(7,341)	(8,998)
Other investing activities	(29)	(8)

Net cash used in investing activities	(7,370)	(9,006)

Cash flows from financing activities:
Borrowings of long-term debt	84,096	—
Repayment of long-term debt	(88,099)	(12,591)
Borrowings on revolving line of credit	18,000	9,500
Repayments on revolving line of credit	(13,505)	(7,000)
Capital distributed to Parent	(9,524)	(1,118)
Capitalized financing costs	(2,772)	(3,169)

Net cash used in financing activities	(11,804)	(14,378)

Net increase in cash and cash equivalents	13,414	4,358
Cash and cash equivalents — beginning of period	10,183	7,111

Cash and cash equivalents — end of period	$23,597	$11,469

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$452	$319

Payable related to acquisition	$84	$217

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,376	$22,354

Cash paid for income taxes, net of refunds	$1,300	$1,364

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

Reclassifications: Discontinued Operations — The condensed consolidated statements of operations have been reclassified for all periods presented to reflect the presentation of closed or sold facilities as discontinued operations (see Note 11). Unless noted otherwise, discussions in the notes to the condensed consolidated financial statements pertain to continuing operations.

Out of Period Adjustments — Subsequent to the issuance of March 31, 2012 condensed consolidated financial statements, the Company determined that:

•

The (i) condensed consolidated statements of operations for the three and six months ended June 30, 2011 included $934,000 in “supplies, facilities and other operating costs” that should have been recorded in “net loss attributable to noncontrolling interest,” and (ii) the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2011 included such $934,000 in “accrued liabilities” that should have been presented outside of permanent equity as “redeemable noncontrolling interest” (see Note 7). Accordingly, the Company recorded an adjustment to correct this error in “supplies, facilities and other operating costs,” in the condensed consolidated statements of operations for three months and six months ended June 30, 2012 and in “redeemable noncontrolling interest,” in the condensed consolidated balance sheet as of June 30, 2012. Such corrections were not material to the results of operations or financial position as of or for the fiscal periods ended June 30, 2012, December 31, 2011 or June 30, 2011.

•

Leasehold improvements aggregating $425,000 should have been written off and included in “supplies, facilities and other operating costs” during the periods from 2009 through 2011. Because the amounts were not material to the results of operations or financial position as of and for any of such previous fiscal periods or to the fiscal periods ended June 30, 2012, the Company recorded an adjustment to record such write-offs of $425,000 in “supplies, facilities and other operating costs,” in the condensed consolidated statements of operations for the three and six months ended June 30, 2012.

•

Management fees payable to the Company’s principal shareholder of $707,000 related to reimbursement in connection with services provided pursuant to the management agreement, should have been expensed in “supplies, facilities and other operating costs” in 2011. Because the amount was not material to the results of operations or financial position as of and for any of such previous fiscal periods or to the fiscal periods ended June 30, 2012, the Company recorded an adjustment to record such expense of $707,000 in “supplies, facilities and other operating costs,” in the condensed consolidated statements of operations for the three and six months ended June 30, 2012.

The net impact of the out of period adjustments described above was to decrease “operating income” by $198,000 for the three and six months ended June 30, 2012, to increase “net loss attributable to noncontrolling interest” by $934,000 for the three and six months ended June 30, 2012 and to decrease “net income attributable to CRC Health Corporation” by $1,053,000 for the three and six months ended June 30, 2012.

Presentation and Disclosure Corrections — The Company determined that:

•

Interest income of $198,000 and $375,000 during the three and six months ended June 30, 2011, previously included in “interest expense, net,” in the condensed consolidated statements of operations for the three and six months ended June 30, 2011, should be included in “other income.” Accordingly, the presentation in the condensed consolidated statement of operations for the three and six months ended June 30, 2011 has been corrected.

•

Purchases of property and equipment included in accounts payable of $319,000 during the six months ended June 30, 2011, should have been presented and disclosed as a noncash investing activity. Accordingly, the condensed consolidated statement of cash flows for the six months ended June 30, 2011 has been corrected as follows (in thousands):

	Six Months Ended June 30, 2011
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Changes in assets and liabilities—accounts payable	$(178)	$663	$485

Net cash provided by operating activities	27,079	663	27,742

Cash flows from investing activities:
Additions of property and equipment	(8,335)	(663)	(8,998)

Net cash used in investing activities	(8,343)	(663)	(9,006)

Net increase in cash and cash equivalents	$4,358	$—	$4,358

Recent Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) Accounting Standards Update issued (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The updated guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company has not yet adopted the new guidance but does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no changes to goodwill during the six months ended June 30, 2012.

Intangible Assets

Total intangible assets at June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	$17,177	(4,831)	$12,346	$17,177	$(4,402)	12,775
Accreditations	7,142	(2,009)	5,133	7,142	(1,831)	5,311
Curriculum	4,650	(1,308)	3,342	4,650	(1,191)	3,459
Government contracts (including Medicaid)	34,967	(14,958)	20,009	34,967	(13,793)	21,174
Managed care contracts	14,500	(9,335)	5,165	14,500	(8,605)	5,895

Total intangible assets subject to amortization:	$78,436	$(32,441)	$45,995	$78,436	$(29,822)	$48,614

Intangible assets not subject to amortization:
Trademarks and trade names			170,632			170,632
Certificates of need			44,600			44,600
Regulatory licenses			37,501			37,501

Total intangible assets not subject to amortization			252,733			252,733

Total intangible assets			$298,728			$301,347

Total amortization expense for intangible assets subject to amortization was $1.3 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $2.6 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. The Company recognized a non-cash impairment charge of $1.9 million for the six months ended June 30, 2011, related to intangible assets not subject to amortization in its youth division, which is included in the condensed consolidated statement of operations as asset impairment. The Company also recognized a non-cash impairment charge of $2.1 million for the six months ended June 30, 2011, related to assets subject to amortization in its youth division, which is included in condensed consolidated statement of operations as loss from discontinued operations, net of tax.

3. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods.

For the three and six months ended June 30, 2012, the Company’s tax expense on continuing operations was $3.4 million and $4.6 million, respectively, representing an effective tax rate of 41.9% and 42.7%, respectively. For the three and six months ended June 30, 2011, the Company’s tax expense on continuing operations was $4.4 million and $5.4 million, respectively, representing an effective tax rate of 42.3% and 41.0%, respectively. The effective tax rate differs from U.S. federal statutory rate of 35% primarily due to state income taxes.

The Company files its income tax returns in various jurisdictions, including United State federal and state filings, United Kingdom and Canada filings. The Company is currently under examination by certain state jurisdictions. There are different interpretations of tax laws and regulations and, as a result, disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While the Company believes its positions comply with applicable laws, it periodically evaluates its exposures associated with its tax filing positions.

4. LONG-TERM DEBT

Long-term debt at June 30, 2012 and December 31, 2011 consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Term loans, net of discount of $3,213 in 2012	$385,413	$388,664
Revolving line of credit	40,995	36,500
Senior subordinated notes, net of discount of $946 in 2012 and $1,078 in 2011	176,350	176,218
Other	35	297

Total debt	602,793	601,679
Less: current portion of long-term debt	(5,035)	(7,050)

Total long-term debt	$597,758	$594,629

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

At June 30, 2012, $82.9 million, net of discount of $3.2 million, are outstanding on the Term Loans B-3. Interest on these Term Loans B-3 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-. At June 30, 2012, the entire amount of these Term Loan B-3 consisted of LIBOR loans and the interest rate thereon was 8.5%.

The Term Loans B-3 are payable in quarterly principal installments of less than $0.1 million on September 30, 2013 and $0.2 million over the payment period between December 31, 2013 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015.

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

At June 30, 2012, $302.5 million of the remaining Term Loans (the “Term Loans B-2”) are outstanding. The Term Loans B-2 mature on November 16, 2015. Interest on these Term Loans B-2 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At June 30, 2012, the entire amount of these Term Loans B-2 consisted of LIBOR loans and the interest rate thereon was 4.96%.

The Term Loans B-2 are payable in quarterly principal installments of $0.1 million on September 30, 2013 and $0.8 million over the payment period between December 31, 2013 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015.

The Company is required to apply a certain portion of its excess cash to the principal amount of the Term Loans on an annual basis. Excess cash under the Company’s Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items. The Company made a repayment of $6.8 million in March 2012 related to its excess cash.

Revolving Line of Credit

On February 6, 2012, the Company repaid $13.5 million in revolving credit due to maturity of the commitment.

At June 30, 2012, the Company had aggregate revolving credit commitments of $63.0 million which mature on August 16, 2015. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At June 30, 2012, the amount outstanding under the Company’s Revolving Line of Credit was $41.0 million and the interest rate thereon was 4.46%. At June 30, 2012, the Company’s letters of credit against the revolving commitments were $9.5 million.

The Company’s Term Loans and Revolving Line of Credit are guaranteed by the Company’s direct parent company, CRC Health Group, Inc. (“Holdings”) and substantially all of the Company’s current and future wholly-owned domestic subsidiaries, and are secured by substantially all of the Company’s, Holdings’ and the Company’s guarantor subsidiaries’ existing and future property and assets and by a pledge of the Company’s capital stock and the capital stock of the Company’s domestic wholly-owned subsidiaries and up to 65% of the capital stock of first-tier foreign subsidiaries. The Company’s Credit Agreement requires the Company to comply on a quarterly basis with certain financial and other covenants, including a maximum total leverage ratio test and an interest coverage ratio test. At June 30, 2012, the Company was in compliance with all the covenants.

Senior Subordinated Notes — At June 30, 2012, the outstanding aggregate principal amount related to the Company’s 10.75% Senior Subordinated Notes (the “Notes”) due February 1, 2016, was $176.4 million, net of discount of $0.9 million. Interest is payable semiannually. The Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

Year	Percentage
2013	101.792%
2014 and thereafter	100.000%

If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes at 101% of their face amount, plus accrued and unpaid interest. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s wholly owned subsidiaries that guarantee the Company’s Term Loans and Revolving Line of Credit. The Company’s Notes agreement requires it to comply on a quarterly basis with certain covenants. At June 30, 2012, the Company was in compliance with all the covenants.

Interest expense — The following table presents the components of interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest on total debt	$11,305	$11,443	$21,545	$22,519
Amortization of debt discount and capitalized financing costs	1,354	1,023	3,014	1,996
Interest capitalized to property and equipment, net	(106)	(103)	(219)	(219)

Total interest expense	$12,553	$12,363	$24,340	$24,296

At June 30, 2012, currently scheduled principal payments of total debt, excluding the effects of the discounts on the term loans and the senior subordinated notes, are as follows (in thousands):

2012 (remaining 6 months)	$5,035
2013	1,170
2014	4,193
2015	419,258
2016	177,296

Total	$606,952

5. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

As of June 30, 2012 and December 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.

Fair Value of Financial Instruments

Financial instruments not measured at fair value on a recurring basis include cash, restricted cash, accounts receivable net, loan program notes receivable (net), accounts payable, senior subordinated notes (net), and term loans (net). With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	June 30, 2012		December 31, 2011
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes receivable, net	$11,425	$9,048	$10,541	$8,195
Liabilities
Term loans, net	$385,413	$389,364	$388,664	$370,268
Senior subordinated notes, net	$176,350	$163,519	$176,218	$162,854

The estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. As of June 30, 2012 and December 31, 2011, the estimated fair value of loan program notes, senior subordinated notes and term loans was determined based on Level 3 inputs.

6. COMMITMENTS AND CONTINGENCIES

Litigation — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities (Mount Bachelor Academy) allege mental and physical abuse by certain former employees or agents of the school. The Company and CRC Health Oregon, Inc. are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November 2011in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23.0 million in relief in the second suit. The Company and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on its preliminary investigation into the facts alleged, the Company believe this case is without merit. However, at this time, the Company is unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations. On May 10, 2012, Nautilus Insurance Corporation, filed a complaint against CRC Health Group, Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against Mount Bachelor Academy and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify Mount Bachelor Academy, Aspen or CRC. In consultation with counsel and based on our preliminary review of the matters alleged, the Company believes this suit is without merit and is vigorously defending the matter.

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

7. REDEEMABLE NONCONTROLLING INTEREST

The Company owned a seventy-five percent interest in an entity. The noncontrolling interest holder had the unilateral right to require the Company to redeem the noncontrolling interest at a price to be calculated pursuant to the terms and conditions of the operating agreement.

The Company recorded the estimated redemption amount of $0.9 million as a “net loss attributable to noncontrolling interest,” in the condensed consolidated statements of operations for the three and six months ended June 30, 2012, with the associated liability classified as “redeemable noncontrolling interest” outside of permanent equity in the condensed consolidated balance sheet as of June 30, 2012 (see Note 1).

8. STOCKHOLDERS’ EQUITY

Capital Contributed by Parent

Contributions from and distributions to the Parent are reflected as changes to additional paid-in capital on the condensed consolidated balance sheets. During the six months ended June 30, 2012, the Company recorded a capital distribution to the Parent of $9.5 million for payment of its debt obligations.

9. STOCK-BASED COMPENSATION

The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees of the Company. The total stock-based compensation expense was $0.5 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense was $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.5 million, for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, the Group granted 38,200 units, which represent 343,800 and 38,200 share options to purchase Class A and Class L common stock of the Group, respectively. At June 30, 2012 and December 31, 2011, the Company had 3,785,722 and 3,736,359 unvested option shares with per-share, weighted average grant date fair values of $3.39 and $3.32, respectively. Additionally, 197,655 option shares with a per-share weighted average grant date fair value of $2.86 vested during the six months ended June 30, 2012.

Activity under the Group’s plans for the six months ended June 30, 2012 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2011	6,764,840	$7.31		6.25
Granted	382,000	$7.47	$4.18	9.74
Exercised	(4,924)
Forfeited/cancelled/expired	(345,920)	$8.33	$4.44

Outstanding-June 30, 2012	6,795,996	$7.27		6.03

Exercisable-June 30, 2012	3,010,273	$6.51		4.13

Exercisable and expected to be exercisable	6,456,196	$7.27		6.03

10. RESTRUCTURING

On March 24, 2011, the Company announced a plan to transition the services provided within its youth division to a more focused national network of services. Additionally, as a part of a plan to align Company’s resources with its business plan, management initiated restructuring of certain of its administrative functions at its corporate headquarters and other divisions during 2011. Collectively, this plan is referred to as the FY11 plan. As of June 30, 2012, the remaining restructuring reserve consists of future rental payments. These future rental payments, net of estimated sublease income, related to operating lease obligations are expected to continue through fiscal 2020. As of June 30, 2012, the restructuring reserve for the FY11 plan was $5.0 million.

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. As of June 30, 2012, the remaining restructuring reserve consists of future rental payments. These future rental payments, net of estimated sublease income, are expected to continue through fiscal 2018. As of June 30, 2012, the restructuring reserve for the FY08 plan was $4.8 million.

A summary of restructuring activity under the FY11 and FY08 plans, all of which primarily relate to operating leases, including those classified as discontinued operations, is shown in the table below:

Restructuring reserve at December 31, 2011:
Recovery	$1,596
Youth	8,287

Total restructuring reserve at December 31, 2011	9,883

Expenses:
Recovery	166
Youth	764

Total expenses	930
Cash payments:
Recovery	(265)
Youth	(719)

Total cash payment	(984)
Restructuring reserve at June 30, 2012:
Recovery	1,497
Youth	8,332

Total restructuring reserve at June 30, 2012	$9,829

11. DISCONTINUED OPERATIONS

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net client service revenues	$28	$3,754	$58	$9,311

Operating expenses	664	6,499	1,889	13,828
Asset impairment	—	—	—	2,454
Interest expense	—	(1)	(1)	(2)

Loss before income taxes	(636)	(2,746)	(1,832)	(6,973)
Income tax benefit	(254)	(1,066)	(703)	(2,707)

Loss from discontinued operations	$(382)	$(1,680)	$(1,129)	$(4,266)

12. SEGMENT INFORMATION

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2012, the recovery segment operates 30 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of June 30, 2012, the youth segment operates 16 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of June 30, 2012, the weight management segment operates 21 facilities in 8 states, and one in the United Kingdom.

Corporate — In addition to the three reportable segments described above, the Company has activities classified as corporate which represent general and administrative expenses (management, financial, legal, human resources and information systems), and stock-based compensation expense that are not allocated to the segments.

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net client service revenues:
Recovery	$88,513	$89,147	$175,609	$174,605
Youth	20,040	19,036	36,342	33,294
Weight management	6,995	7,781	12,478	13,909
Corporate	19	36	42	79

Total net client service revenues	$115,567	$116,000	$224,471	$221,887

Operating income (loss):
Recovery	$27,700	$30,741	$52,759	$58,915
Youth	1,452	75	(167)	(5,271)
Weight management	457	41	13	816
Corporate	(9,220)	(8,237)	(17,970)	(17,462)

Operating income	20,389	22,620	34,635	36,998
Interest expense	(12,553)	(12,363)	(24,340)	(24,296)
Other income	251	198	494	406

Income from continuing operations before income taxes	$8,087	$10,455	$10,789	$13,108

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2012, the Company had $176.4 million aggregate principal amount of the 10.75% senior subordinated notes due 2016 (“the Notes”) outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s 100% owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2012 and December 31, 2011, the condensed consolidating statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2011 (total comprehensive income was the same as net income for the three and six months ended June 30, 2012), and the condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011.

Condensed Consolidating Balance Sheet as of June 30, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$22,633	$964	$—	23,597
Restricted cash	554	—	—	—	554
Accounts receivable, net	—	33,938	356	—	34,294
Prepaid expenses	3,772	2,655	861	—	7,288
Other current assets	484	2,321	—	—	2,805
Deferred income taxes	6,758	—	—	—	6,758
Current assets of discontinued operations	—	996	—	—	996

Total current assets	11,568	62,543	2,181	—	76,292

Property and equipment, net	9,174	116,206	840	—	126,220
Goodwill	—	515,825	7,967	—	523,792
Other intangible assets, net	—	296,833	1,895	—	298,728
Other assets, net	21,689	495	14	—	22,198
Investment in subsidiaries	954,921	—	—	(954,921)	—

Total assets	$997,352	$991,902	$12,897	$(954,921)	$1,047,230

Liabilities and equity
Current liabilities:
Accounts payable	$3,391	$1,289	$56	$—	$4,736
Accrued liabilities	21,294	12,080	1,152	—	34,526
Income taxes payable	2,189	—	—	—	2,189
Current portion of long-term debt	5,000	35	—	—	5,035
Other current liabilities	971	14,404	3,604	—	18,979
Current liabilities of discontinued operations	—	2,433	—	—	2,433

Total current liabilities	32,845	30,241	4,812	—	67,898

Long-term debt	597,758	—	—	—	597,758
Other long-term liabilities	1,543	7,185	—	—	8,728
Long-term liabilities of discontinued operations	—	6,706	—	—	6,706
Deferred income taxes	104,636	—	—	—	104,636

Total liabilities	736,782	44,132	4,812	—	785,726

Redeemable noncontrolling interest	—	—	934	—	934
Total equity	260,570	947,770	7,151	(954,921)	260,570

Total liabilities and equity	$997,352	$991,902	$12,897	$(954,921)	$1,047,230

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,013	$1,170	$—	$10,183
Restricted cash	328	—	—	—	328
Accounts receivable, net	—	36,063	133	—	36,196
Prepaid expenses	5,179	2,940	253	—	8,372
Other current assets	571	1,991	76	—	2,638
Income taxes receivable	516	—	—	—	516
Deferred income taxes	6,365	—	—	—	6,365
Current assets of discontinued operations	—	1,261	—	—	1,261

Total current assets	12,959	51,268	1,632	—	65,859

Property and equipment, net	9,993	115,978	869	—	126,840
Goodwill	—	515,825	7,967	—	523,792
Other intangible assets, net	—	299,386	1,961	—	301,347
Other assets, net	20,635	470	14	—	21,119
Investment in subsidiaries	951,669	—	—	(951,669)	—

Total assets	$995,256	$982,927	$12,443	$(951,669)	$1,038,957

Liabilities and equity
Current liabilities:
Accounts payable	$3,670	$1,281	$43	$—	$4,994
Accrued liabilities	18,414	12,062	1,563	—	32,039
Current portion of long-term debt	6,771	279	—	—	7,050
Other current liabilities	863	11,430	319	—	12,612
Current liabilities of discontinued operations	—	2,511	—	—	2,511

Total current liabilities	29,718	27,563	1,925	—	59,206

Long-term debt	594,629	—	—	—	594,629
Other long-term liabilities	915	7,393	23	—	8,331
Long-term liabilities of discontinued operations	—	6,797	—	—	6,797
Deferred income taxes	105,040	—	—	—	105,040

Total liabilities	730,302	41,753	1,948	—	774,003
Total equity	264,954	941,174	10,495	(951,669)	264,954

Total liabilities and equity	$995,256	$982,927	$12,443	$(951,669)	$1,038,957

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2012

(In thousands) (Unaudited)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$19	$112,655	$2,893	$—	$115,567
Management fee revenues	20,813	—	—	(20,813)	—

Total net revenues	20,832	112,655	2,893	(20,813)	115,567

Operating expenses:
Salaries and benefits	6,722	45,670	1,579	—	53,971
Supplies, facilities and other operating costs	1,426	31,891	1,411	—	34,728
Provision for doubtful accounts	—	1,444	61	—	1,505
Depreciation and amortization	1,091	3,774	109	—	4,974
Management fee expense	—	21,616	(803)	(20,813)	—

Total operating expenses	9,239	104,395	2,357	(20,813)	95,178

Operating income	11,593	8,260	536	—	20,389
Interest expense	(12,545)	(8)	—	—	(12,553)
Other income	248	3	—	—	251

Income (loss) from continuing operations before income taxes	(704)	8,255	536	—	8,087
Income tax expense (benefit)	(295)	3,460	225	—	3,390
Equity income of subsidiaries, net of tax	3,790	—	—	(3,790)	—

Income from continuing operations	3,381	4,795	311	(3,790)	4,697
Loss from discontinued operations, net of tax	—	(382)	—	—	(382)

Net income	3,381	4,413	311	(3,790)	4,315
Net loss attributable to noncontrolling interest	—	—	(934)	—	(934)

Net income (loss) attributable to CRC Health Corporation	$3,381	$4,413	$(623)	$(3,790)	$3,381

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$40	$112,252	$3,708	$—	$116,000
Management fee revenues	20,805	—	—	(20,805)	—

Total net revenues	20,845	112,252	3,708	(20,805)	116,000

Operating expenses:
Salaries and benefits	4,055	45,529	1,549	—	51,133
Supplies, facilities and other operating costs	3,150	29,088	3,155	—	35,393
Provision for doubtful accounts	—	2,021	(8)	—	2,013
Depreciation and amortization	1,067	3,643	131	—	4,841
Management fee expense	—	19,762	1,043	(20,805)	—

Total operating expenses	8,272	100,043	5,870	(20,805)	93,380

Operating income (loss)	12,573	12,209	(2,162)	—	22,620
Interest expense	(12,301)	(62)	—	—	(12,363)
Other income	193	5	—	—	198

Income (loss) from continuing operations before income taxes	465	12,152	(2,162)	—	10,455
Income tax expense (benefit)	199	5,150	(926)	—	4,423
Equity income of subsidiaries, net of tax	4,086	—	—	(4,086)	—

Income (loss) from continuing operations	4,352	7,002	(1,236)	(4,086)	6,032
Loss from discontinued operations, net of tax	—	(1,680)	—	—	(1,680)

Net income (loss)	$4,352	$5,322	$(1,236)	$(4,086)	$4,352

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$4,352	$5,322	$(1,236)	$(4,086)	$4,352
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $690)	1,055	—	—	—	1,055

Total comprehensive income (loss)	$5,407	$5,322	$(1,236)	$(4,086)	$5,407

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2012

(In thousands) (Unaudited)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$42	$220,001	$4,428	$—	$224,471
Management fee revenues	42,287	—	—	(42,287)	—

Total net revenues	42,329	220,001	4,428	(42,287)	224,471

Operating expenses:
Salaries and benefits	13,765	92,303	2,847	—	108,915
Supplies, facilities and other operating costs	2,073	62,735	2,442	—	67,250
Provision for doubtful accounts	—	3,788	85	—	3,873
Depreciation and amortization	2,175	7,377	246	—	9,798
Management fee expense	—	40,539	1,748	(42,287)	—

Total operating expenses	18,013	206,742	7,368	(42,287)	189,836

Operating income (loss)	24,316	13,259	(2,940)	—	34,635
Interest expense	(24,316)	(24)	—	—	(24,340)
Other income	487	7	—	—	494

Income (loss) from continuing operations before income taxes	487	13,242	(2,940)	—	10,789
Income tax expense (benefit)	208	5,648	(1,254)	—	4,602
Equity income of subsidiaries, net of tax	3,845	—	—	(3,845)	—

Income (loss) from continuing operations	4,124	7,594	(1,686)	(3,845)	6,187
Loss from discontinued operations, net of tax	—	(1,129)	—	—	(1,129)

Net income (loss)	4,124	6,465	(1,686)	(3,845)	5,058
Net loss attributable to noncontrolling interest	—	—	(934)	—	(934)

Net income (loss) attributable to CRC Health Corporation	$4,124	$6,465	$(2,620)	$(3,845)	$4,124

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$78	$215,695	$6,114	$—	$221,887
Management fee revenues	41,854	—	—	(41,854)	—

Total net revenues	41,932	215,695	6,114	(41,854)	221,887

Operating expenses:
Salaries and benefits	9,385	91,300	2,655	—	103,340
Supplies, facilities and other operating costs	6,036	55,640	4,358	—	66,034
Provision for doubtful accounts	—	3,848	6	—	3,854
Depreciation and amortization	2,119	7,337	258	—	9,714
Asset impairment	—	1,947	—	—	1,947
Management fee expense	—	40,060	1,794	(41,854)	—

Total operating expenses	17,540	200,132	9,071	(41,854)	184,889

Operating income (loss)	24,392	15,563	(2,957)	—	36,998
Interest expense	(24,160)	(136)	—	—	(24,296)
Other income	396	10	—	—	406

Income (loss) from continuing operations before income taxes	628	15,437	(2,957)	—	13,108
Income tax expense (benefit)	258	6,331	(1,212)	—	5,377
Equity income of subsidiaries, net of tax	3,095	—	—	(3,095)	—

Income (loss) from continuing operations	3,465	9,106	(1,745)	(3,095)	7,731
Loss from discontinued operations, net of tax	—	(4,266)	—	—	(4,266)

Net income (loss)	$3,465	$4,840	$(1,745)	$(3,095)	$3,465

Condensed Consolidating Statements of Comprehensive Income

For the Six Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$3,465	$4,840	$(1,745)	$(3,095)	$3,465
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $1,391)	2,106	—	—	—	2,106

Total comprehensive income (loss)	$5,571	$4,840	$(1,745)	$(3,095)	$5,571

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2012

(In thousands) (Unaudited)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$12,498	$19,443	$647	$—	$32,588

Cash flows from investing activities:
Additions of property and equipment	(1,917)	(5,303)	(121)	—	(7,341)
Other investing activities	(68)	39	—	—	(29)

Net cash used in investing activities	(1,985)	(5,264)	(121)	—	(7,370)

Cash flows from financing activities:
Intercompany transfers	830	(98)	(732)	—	—
Borrowings of long-term debt	84,096	—	—	—	84,096
Repayment of long-term debt	(87,638)	(461)	—	—	(88,099)
Borrowings on revolving line of credit	18,000	—	—	—	18,000
Repayments on revolving line of credit	(13,505)	—	—	—	(13,505)
Capital distributed to Parent	(9,524)	—	—	—	(9,524)
Capitalized financing costs	(2,772)	—	—	—	(2,772)

Net cash (used in) provided by financing activities	(10,513)	(559)	(732)	—	(11,804)

Net increase in cash and cash equivalents	—	13,620	(206)	—	13,414
Cash and cash equivalents — beginning of period	—	9,013	1,170	—	10,183

Cash and cash equivalents — end of period	$—	$22,633	$964	$—	$23,597

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2011

(In thousands) (Unaudited)

	CRC Health	Subsidiary	Subsidiary
	Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$7,094	$15,925	$4,723	$—	$27,742

Cash flows from investing activities:
Additions of property and equipment	(3,137)	(5,721)	(140)	—	(8,998)
Other investing activities	(59)	51	—	—	(8)

Net cash used in investing activities	(3,196)	(5,670)	(140)	—	(9,006)

Cash flows from financing activities:
Intercompany transfers	7,567	(4,049)	(3,518)	—	—
Repayment of long-term debt	(9,678)	(2,913)	—	—	(12,591)
Borrowings on revolving line of credit	9,500	—	—	—	9,500
Repayments on revolving line of credit	(7,000)	—	—	—	(7,000)
Capital distributed to Parent	(1,118)	—	—	—	(1,118)
Capitalized financing costs	(3,169)	—	—	—	(3,169)

Net cash used in financing activities	(3,898)	(6,962)	(3,518)	—	(14,378)

Net increase in cash and cash equivalents	—	3,293	1,065	—	4,358
Cash and cash equivalents — beginning of period	—	6,826	285	—	7,111

Cash and cash equivalents — end of period	$—	$10,119	$1,350	$—	$11,469

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2012 our recovery division, operated 30 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division, operated 16 adolescent and young adult programs in 6 states. Our weight management division operated 21 facilities in 8 states, and one in the United Kingdom.

EXECUTIVE SUMMARY

During the three months ended June 30, 2012 we generated $115.6 million in net client service revenues, a decrease of $0.4 million as compared to the three months ended June 30, 2011, primarily due decreases of $0.8 million and $0.6 million in our weight management and recovery divisions, respectively, offset by an increase of $1.0 million in our youth division. Operating income decreased $2.2 million, or 10%, primarily due to $1.8 million increase in our operating expenses.

During the six months ended June 30, 2012 we generated $224.5 million in net client service revenues, an increase of $2.6 million or 1%, as compared to the six months ended June 30, 2011, primarily due to increases of $3.0 million and $1.0 million in our youth and recovery divisions, respectively, and a $1.4 million decrease in our weight management division. Operating income decreased $2.4 million, or 6%, primarily due to a $4.9 million increase in our operating expenses.

During the three months and six months ended June 30, 2012 and 2011, our consolidated net client service revenues from non-governmental sources were approximately 79%. Consolidated net client service revenues from self payors for the three and six months ended June 30, 2012 and 2011, was approximately 56% and 57%, respectively, and consolidated net client service revenues from commercial payors for the three and six months ended June 30, 2012, and 2011 was approximately 23% and 22%, respectively. Our government program net client service revenues are received from multiple counties and states under Medicaid and similar programs.

On March 7, 2012, we amended our Credit Agreement to refinance $80.9 million of our term loans that were scheduled to mature on February 6, 2013 with cash proceeds (net of related fees and expenses) from a new tranche of term loans. As a result of this agreement, all term loans under our senior secured credit facility will mature on November 16, 2015. See note 4 to unaudited condensed consolidated financial statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the six months ended June 30, 2012 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents our results of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net client service revenues:
Recovery	$88,513	$89,147	$175,609	$174,605
Youth	20,040	19,036	36,342	33,294
Weight management	6,995	7,781	12,478	13,909
Corporate	19	36	42	79

Total net client service revenues	115,567	116,000	224,471	221,887
Operating expenses:
Recovery	60,813	58,406	122,850	115,690
Youth	18,588	18,961	36,509	38,565
Weight management	6,538	7,740	12,465	13,093
Corporate	9 ,239	8,273	18,012	17,541

Total operating expenses	95,178	93,380	189,836	184,889
Operating income (loss):
Recovery	27,700	30,741	52,759	58,915
Youth	1,452	75	(167)	(5,271)
Weight management	457	41	13	816
Corporate	(9,220)	(8,237)	(17,970)	(17,462)

Operating income	20,389	22,620	34,635	36,998
Interest expense	(12,553)	(12,363)	(24,340)	(24,296)
Other income	251	198	494	406

Income from continuing operations before income taxes	8,087	10,455	10,789	13,108
Income tax expense	3,390	4,423	4,602	5,377

Income from continuing operations, net of tax	4,697	6,032	6,187	7,731
Loss from discontinued operations, net of tax	(382)	(1,680)	(1,129)	(4,266)

Net income	4,315	4,352	5,058	3,465
Net loss attributable to noncontrolling interest	(934)	—	(934)	—

Net income attributable to CRC Health Corporation	$3,381	$4,352	$4,124	$3,465

The following table compares total facility statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Recovery
Residential and outpatient facilities
Net client service revenues (in thousands)	$55,109	$58,319	$109,874	$113,997
Patient days	141,065	152,981	280,903	303,191
Net client service revenues per patient day	$390.66	$381.22	$391.15	$375.99
CTCs
Net client service revenues (in thousands)	$33,404	$30,828	$65,735	$60,608
Patient days	2,563,856	2,455,144	5,069,827	4,832,428
Net client service revenues per patient day	$13.03	$12.56	$12.97	$12.54
Youth
Residential facilities
Net client service revenues (in thousands)	$12,659	$11,322	$23,569	$21,230
Patient days	42,927	39,740	81,501	74,704
Net client service revenues per patient day	$294.90	$284.90	$289.19	$284.19
Outdoor programs
Net client service revenues (in thousands)	$7,381	$7,714	$12,773	$12,064
Patient days	14,453	15,691	25,701	24,997
Net client service revenues per patient day	$510.69	$491.62	$496.98	$482.62
Weight Management
Net client service revenues (in thousands)	$6,995	$7,781	$12,478	$13,909
Patient days	22,140	25,062	37,698	40,797
Net client service revenues per patient day	$315.94	$310.47	$331.00	$340.93

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Recovery

Net client service revenues decreased $0.6 million or 1%, primarily due to a $3.2 million decrease from residential facilities offset by a $2.6 million increase from CTCs. The decrease in revenues at our residential facilities was primarily driven by our residential facility in Tennessee that was closed during the fourth quarter of 2011, and did not re-open until April 2012, as well as lower revenues at some of our private pay facilities. The increase in revenues at our CTC facilities was due to a combination of increased census at our facilities driven by marketing programs and clinically appropriate retention efforts as well as certain rate increases across our facilities.

Operating income decreased by $3.0 million or 10%. This decrease was primarily the result of increases in salaries, wages and benefits from investments in sales, marketing and clinical quality management as well as increased internet marketing efforts.

Youth

Net client service revenues increased by $1.0 million or 5% due to a $1.3 million increase in residential facilities, offset by a $0.3 million decrease in outdoor programs. Residential program revenues increased due to higher patient days and increased revenues per patient day due to increased rates. Outdoor program revenues decreased due to a decrease in patient days partially offset by increases in revenues per patient day due to increased rates.

Operating income increased by $1.4 million.

Weight Management

Net client service revenues decreased by $0.8 million or 10% primarily due to a drop in patient days and revenues per patient day at our summer camps.

Operating income increased by $0.4 million. This increase was due to a decrease in certain non-recurring expenses from the prior period.

Corporate

Operating loss increased by $1.0 million or 12%. This increase was due to investments in sales, marketing and clinical quality management.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Recovery

Net client service revenues increased $1.0 million or 1% primarily due to a $5.1 million increase from CTCs, offset by a $4.1 million decrease from residential facilities. The decrease in revenues at our residential facilities was primarily driven by our residential facility in Tennessee that was closed in the fourth quarter of 2011, and did not re-open until April 2012, as well as lower revenues at some of our private pay facilities. The increase in revenues at our CTC facilities was due to a combination of increased census at our facilities driven by marketing programs, and clinically appropriate retention efforts as well as certain rate increases across our facilities.

Operating income decreased by $6.2 million, or 10%. This decrease was primarily the result of increases in salaries, wages and benefits from investments in sales, marketing and clinical quality management, increased internet marketing efforts and higher levels of workers compensation expense.

Youth

Net client service revenues increased by $3.0 million, or 9%, due to a $2.3 million increase in residential facilities and a $0.7 million increase in outdoor programs. Residential and outdoor program revenues increased due to higher patient days and increased revenues per patient day due to increased rates.

Operating loss decreased by $5.1 million. This decrease was primarily due to a decrease in asset impairments relative to the prior period.

Weight Management

Net client service revenues decreased by $1.4 million, or 10%, primarily due to a decrease in patient days and a decrease in net revenues per patient day at our summer camps.

Operating income decreased by $0.8 million. This decrease was due to a decrease in certain non-recurring expenses from the prior period.

Corporate

Operating loss increased by $0.5 million, or 3%. This increase was due to investments in sales, marketing and clinical quality management.

Interest expense

Interest expense includes interest paid on our debt, amortization of debt discount and capitalized financing costs, and interest capitalized to property and equipment, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest on total debt	$11,305	$11,443	$21,545	$22,519
Amortization of debt discount and capitalized financing costs	1,354	1,023	3,014	1,996
Interest capitalized to property and equipment, net	(106)	(103)	(219)	(219)

Total interest expense	$12,553	$12,363	$24,340	$24,296

During the three and six months ended June 30, 2012, contractual interest on total debt decreased by $0.1 million and $1.0 million, respectively, as compared to the same period in the prior year, primarily due to lower outstanding debt in 2012. During the three and six months ended June 30, 2012, amortization of debt discount and capitalized financing costs increased by $0.3 million and $1.0 million, as compared to the same period in the prior year, primarily due to the amortization of additional capitalized financing costs related to the Term Loans B-3.

Income tax expense

We calculate our income tax expense for interim periods by applying the full year’s estimated effective tax rate to our financial statements for interim periods.

For the three and six months ended June 30, 2012, our tax expense on continuing operations was $3.4 million and $4.6 million, representing an effective tax rate of 41.9% and 42.7%. For the three and six months ended June 30, 2011, our tax expense on continuing operations was $4.4 million and $5.4 million, representing an effective tax rate of 42.3% and 41.0%.

Loss from discontinued operations, net of tax

During the three and six months ended June 30, 2012, loss from discontinued operations, net of tax, decreased by $1.3 million, and $3.1 million, respectively, as compared to the same periods in the prior year. The decrease is due to no additional facilities being classified as discontinued operations during the six months ended June 30, 2012.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $0.9 million represents the estimated buy-out amount of the redeemable noncontrolling interest as of June 30, 2012.

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

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$32,588	$27,742
Net cash used in investing activities	(7,370)	(9,006)
Net cash used in financing activities	(11,804)	(14,378)

Net increase in cash	$13,414	$4,358

Cash provided by operating activities was $32.6 million for the six months ended June 30, 2012, as compared to $27.7 million during the same period in 2011. The increase of $4.9 million was due to improved net income and favorable changes in working capital (primarily receivables) compared to the prior six month period. The change in receivables, primarily in our Recovery division, was caused by improved collection efforts and increased business process efficiencies in the first six months of 2012.

Cash used in investing activities was $7.4 million for the six months ended June 30, 2012, as compared to $9.0 million during the same period of 2011. The decrease of $1.6 million was due to a decrease in capital expenditures.

Cash used in financing activities was $11.8 million for the six months ended June 30, 2012, as compared to $14.4 million during the same period in 2011. The decrease of $2.6 million was primarily due to a decrease in long term debt payments, net of borrowings, of $10.6 million offset by an $8.4 million increase in the distribution to Parent that resulted from a $9.5 million payment for the Parent’s debt obligations.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios, the calculations of which are based on Adjusted EBITDA, as defined in our credit agreements. As of June 30, 2012, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

The computation of Adjusted EBITDA is provided below to provide an understanding of the impact that Adjusted EBITDA has on our ability to comply with certain covenants in our borrowing arrangements that are tied to these measures and to borrow under the credit facility. Adjusted EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to our Adjusted EBITDA.

The following table reconciles our net income to our Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME ATTRIBUTABLE TO CRC HEALTH CORPORATION	$3,381	$4,352	$4,124	$3,465

Depreciation and amortization (1)	4,973	4,842	9,798	9,745
Income tax expense (1)	3,136	3,355	3,899	2,668
Interest expense (1)	12,553	12,361	24,341	24,297

EBITDA	24,043	24,910	42,162	40,175
ADJUSTMENTS TO EBITDA:
Discontinued operations	427	1,698	1,011	2,480
Asset impairment (1)	—	—	—	4,401
Non-impairment restructuring activities (1)	213	1,384	930	3,289
Stock-based compensation expense	531	621	1,016	1,357
Foreign exchange translation	2	2	(28)	3
Loss (gain) on disposal of property and equipment (1)	803	(2)	843	(31)
Management fees	1,266	665	1,841	1,556
Non-recurring legal costs	496	62	812	62
Debt costs	69	434	177	976
Other non-cash charges and non-recurring costs	242	1,148	237	1,108

Total pro forma adjustments to EBITDA	4,049	6,012	6,839	15,201

ADJUSTED EBITDA	$28,092	$30,922	$49,001	$55,376

(1)	Includes amounts related to both continuing operations and discontinued operations.

Off-Balance Sheet Obligations

As of June 30, 2012, our off-balance sheet obligations consisted of $9.5 million in letters of credit and $0.5 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

The following items represent material changes in our specified contractual obligations during the six months ended June 30, 2012 (see Note 4 to the unaudited condensed consolidated financial statements), compared to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2011:

•

As a result of the refinancing of a portion of our Term Loans on March 7, 2012, aggregate principal of $87.6 million of the Term Loans B-3 now matures on November 16, 2015. Before the refinancing, $80.9 million of Term Loans B-1 were payable on maturity on February 6, 2013.

•

Upon its maturity in February 2012, we repaid $13.5 million of the amount outstanding under our revolving credit facility. We subsequently borrowed $13.0 million under the remaining available revolving line of credit which matures on August 16, 2015.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, our exposure to market risk has not changed materially since December 31, 2011.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 and June 30, 2012 based on the COSO framework. If not remediated, this material weakness could result in future misstatements of account balances or in disclosures that could result in a material misstatement to our annual or interim consolidated financial statements.

Continued Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in remediation of the material weakness. These remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. Management has i.) added new and more experienced staff, ii.) instituted training for accounting and finance personnel, iii.) continued to review the processes and procedures, including appropriate segregation of duties, surrounding revenue recognition and accounting for accounts receivable, the allowance for doubtful accounts, accrued expenses, prepaid assets and other matters as deemed appropriate, iv.) improved the processes over reconciliations of the general ledger and v.) continued to evaluate the relevant accounting policies and procedures to ensure that they are documented and standardized across the Company, circulated to the appropriate constituencies and reviewed and updated on a periodic basis. Management reports, periodically, to the Audit Committee on the progress of the remediation plan.

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

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege mental and physical abuse by certain former employees or agents of the school. We and our subsidiary, CRC Health Oregon, Inc., are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November 2011 in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit. We and the other defendants intend to defend vigorously the pending lawsuit. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe this case is without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation, filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against Mount Bachelor Academy and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify Mount Bachelor Academy, Aspen or CRC. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and is vigorously defending the matter.

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

As of June 30, 2012, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

The Exhibit Index beginning on page 40 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

CRC HEALTH CORPORATION (Registrant)

By	/S/ LEANNE M. STEWART
LeAnne M. Stewart, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer †

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ‡

‡	Filed herewith.
†	Furnished herewith.