Form 10-Q
period 2012-09-30
CRC Health CORP
filed 2012-11-13
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 13, 2012 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,171	$10,183
Restricted cash	315	328
Accounts receivable (net of allowance for doubtful accounts of $5,171 in 2012 and $6,476 in 2011)	37,423	36,196
Prepaid expenses	5,942	8,372
Other current assets	1,911	2,638
Income taxes receivable	—	516
Deferred income taxes	6,365	6,365
Current assets of discontinued operations	352	1,261

Total current assets	68,479	65,859

Property and equipment (net of accumulated depreciation of $74,563 in 2012 and $64,456 in 2011)	127,246	126,840
Goodwill	518,952	523,792
Other intangible assets, net	297,418	301,347
Other assets, net	21,477	21,119

Total assets	$1,033,572	$1,038,957

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,978	$4,994
Accrued liabilities	32,425	32,039
Income taxes payable	8,350	—
Current portion of long-term debt	145	7,050
Other current liabilities	13,086	12,612
Current liabilities of discontinued operations	2,668	2,511

Total current liabilities	62,652	59,206

Long-term debt	588,942	594,629
Other long-term liabilities	8,693	8,331
Long-term liabilities of discontinued operations	6,488	6,797
Deferred income taxes	103,249	105,040

Total liabilities	770,024	774,003

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	460,478	468,305
Accumulated deficit	(196,930)	(203,351)

Total equity	263,548	264,954

Total liabilities and stockholders’ equity	$1,033,572	$1,038,957

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net client service revenues	$119,730	$118,001	$343,984	$339,713

Operating expenses:
Salaries and benefits	53,357	51,822	162,093	154,937
Supplies, facilities and other operating costs	34,909	34,873	101,822	100,583
Provision for doubtful accounts	1,908	2,572	5,782	6,426
Depreciation and amortization	4,920	4,991	14,652	14,689
Goodwill and asset impairment	4,840	—	4,840	1,947

Total operating expenses	99,934	94,258	289,189	278,582

Operating income	19,796	23,743	54,795	61,131
Interest expense	(12,481)	(10,461)	(36,820)	(34,757)
Other income	269	216	763	621

Income from continuing operations before income taxes	7,584	13,498	18,738	26,995
Income tax expense	5,390	6,629	10,117	12,155

Income from continuing operations, net of tax	2,194	6,869	8,621	14,840
Loss from discontinued operations, net of tax	(331)	(4,119)	(1,700)	(8,625)

Net income	1,863	2,750	6,921	6,215
Net income (loss) attributable to noncontrolling interest	434	—	(500)	—

Net income attributable to CRC Health Corporation	$2,297	$2,750	$6,421	$6,215

Amounts attributable to CRC Health Corporation:
Income from continuing operations, net of tax	$2,628	$6,869	$8,121	$14,840
Discontinued operations, net of tax	(331)	(4,119)	(1,700)	(8,625)

Net income attributable to CRC Health Corporation	$2,297	$2,750	$6,421	$6,215

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,863	$2,750	$6,921	$6,215
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $1,391)	—	—	—	2,106

Total comprehensive income	1,863	2,750	6,921	8,321
Less: Comprehensive income (loss) attributable to noncontrolling interest	434	—	(500)	—

Comprehensive income attributable to CRC Health Corporation	$2,297	$2,750	$6,421	$8,321

See notes to unaudited condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,921	$6,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,791	14,753
Amortization of debt discount and capitalized financing costs	4,369	3,043
Goodwill and asset impairment	4,840	4,401
Loss (gain) on disposal of property and equipment	1,022	(125)
Provision for doubtful accounts	5,917	6,604
Stock-based compensation	1,727	2,060
Deferred income taxes	(1,791)	—
Other operating activities	—	(38)
Changes in assets and liabilities:
Restricted cash	13	102
Accounts receivable	(7,014)	(10,935)
Prepaid expenses	2,410	2,889
Income taxes receivable and payable	8,865	4,628
Other current assets	729	(246)
Accounts payable	160	792
Accrued liabilities	842	240
Other current liabilities	422	(767)
Other long-term assets	(1,186)	(2,091)
Other long-term liabilities	51	3,271

Net cash provided by operating activities	43,088	34,796

Cash flows from investing activities:
Additions of property and equipment	(11,328)	(13,004)
Proceeds from sale of property and equipment	691	152
Acquisition of non-controlling interest	(500)	—
Other investing activities	(101)	(91)

Net cash used in investing activities	(11,238)	(12,943)

Cash flows from financing activities:
Borrowings of long-term debt	84,096	—
Repayment of long-term debt	(88,118)	(12,609)
Borrowings on revolving line of credit	18,000	9,500
Repayments on revolving line of credit	(27,500)	(7,000)
Capital distributed to Parent	(9,554)	(3,169)
Capitalized financing costs	(2,786)	(1,616)

Net cash used in financing activities	(25,862)	(14,894)

Net increase in cash and cash equivalents	5,988	6,959
Cash and cash equivalents — beginning of period	10,183	7,111

Cash and cash equivalents — end of period	$16,171	$14,070

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,264	$334

Payable related to acquisition	$48	$185

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,099	$36,558

Cash paid for income taxes, net of refunds	$1,257	$2,054

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

Out of Period Adjustments — Subsequent to the issuance of March 31, 2012 condensed consolidated financial statements, the Company determined that:

•

The (i) condensed consolidated statements of operations for the six months ended June 30, 2011 included $0.9 million in “supplies, facilities and other operating costs” that should have been recorded in “net loss attributable to noncontrolling interest,” and (ii) the condensed consolidated balance sheets as of December 31, 2011 included such $0.9 million in “accrued liabilities” that should have been presented outside of permanent equity as “redeemable noncontrolling interest” (see Note 7). Because the amount was not material to the results of operations or financial position as of and for any of such previous fiscal periods or to the fiscal periods ended June 30, 2012, the Company recorded an adjustment to record such expense of $0.9 million in “supplies, facilities and other operating costs,” in the condensed consolidated statements of operations during the fiscal period ended June 30, 2012.

•

Leasehold improvements aggregating $0.4 million should have been written off and included in “supplies, facilities and other operating costs” during the periods from 2009 through 2011. Because the amount was not material to the results of operations or financial position as of and for any of such previous fiscal periods or to the fiscal periods ended June 30, 2012, the Company recorded an adjustment to record such expense of $0.4 million in “supplies, facilities and other operating costs,” in the condensed consolidated statements of operations during the fiscal period ended June 30, 2012.

•

Management fees payable to the Company’s principal shareholder of $0.7 million related to reimbursement in connection with services provided pursuant to the management agreement, should have been expensed in “supplies, facilities and other operating costs” in 2011. Because the amount was not material to the results of operations or financial position as of and for any of such previous fiscal periods or to the fiscal periods ended June 30, 2012, the Company recorded an adjustment to record such expense of $0.7 million in “supplies, facilities and other operating costs,” in the condensed consolidated statements of operations during the fiscal period ended June 30, 2012.

The net impact of the out of period adjustments described above decreased “operating income” by $0.2 million, increased “net loss attributable to noncontrolling interest” by $0.9 million, and decreased “net income attributable to CRC Health Corporation” by $1.1 million for the fiscal period ended June 30, 2012.

Presentation and Disclosure Corrections — The Company determined that:

•

Interest income of $0.2 million and $0.6 million during the three and nine months ended September 30, 2011, previously included in “interest expense, net,” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011, should be included in “other income.” Accordingly, the presentation in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 has been corrected.

•

Purchases of property and equipment included in accounts payable of $0.3 million at September 30, 2011, should have been presented and disclosed as a noncash investing activity. Accordingly, the condensed consolidated statement of cash flows for the nine months ended September 30, 2011 has been corrected as follows (in thousands):

	Nine Months Ended September 30, 2011
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Changes in assets and liabilities - accounts payable	$144	$648	$792

Net cash provided by operating activities	34,148	648	34,796

Cash flows from investing activities:
Additions of property and equipment	(12,356)	(648)	(13,004)

Net cash used in investing activities	(12,295)	(648)	(12,943)

Net increase in cash and cash equivalents	$6,959	$—	$6,959

Recently Adopted Pronouncements — The Financial Accounting Standards Board (“FASB”) Accounting Standards Update issued (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If the entity determines that it is not more likely than not that the asset is impaired, it would have the option to forgo the annual calculation of the fair value of an indefinite-lived intangible asset. The updated guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the new guidance will not have a material impact on the Company’s condensed consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Due to the decline in enrollment and revenues at the Company’s weight loss reporting unit during the three months ended September 30, 2012 and lowered forecasted future cash flows, the Company tested its weight loss reporting unit for possible impairment. As a result of this preliminary analysis, the Company recognized non-cash goodwill impairment of $4.8 million in the weight loss reporting unit of the weight management segment during the three months ended September 30, 2012. Such goodwill impairment charge is management’s best estimate of the impairment loss. The remaining goodwill in the weight loss reporting unit was $2.4 million as of September 30, 2012. Management expects to complete and finalize the measurement of the goodwill impairment prior to the end of the fiscal year, and any additional impairment loss will be recognized in the three months ending December 31, 2012.

Intangible Assets

Total intangible assets at September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	$17,177	(5,046)	$12,131	$17,177	$(4,402)	12,775
Accreditations	7,142	(2,098)	5,044	7,142	(1,831)	5,311
Curriculum	4,650	(1,366)	3,284	4,650	(1,191)	3,459
Government contracts (including Medicaid)	34,967	(15,541)	19,426	34,967	(13,793)	21,174
Managed care contracts	14,500	(9,700)	4,800	14,500	(8,605)	5,895

Total intangible assets subject to amortization:	$78,436	$(33,751)	$44,685	$78,436	$(29,822)	$48,614

Intangible assets not subject to amortization:
Trademarks and trade names			170,632			170,632
Certificates of need			44,600			44,600
Regulatory licenses			37,501			37,501

Total intangible assets not subject to amortization			252,733			252,733

Total intangible assets			$297,418			$301,347

Total amortization expense for intangible assets subject to amortization was $1.3 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $3.9 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively.

In the first quarter of 2011, the Company recognized a non-cash impairment charge of $1.9 million related to intangible assets not subject to amortization in its youth division, which is included in the condensed consolidated statement of operations as goodwill and asset impairment. Also in the first quarter of 2011, the Company recognized a non-cash impairment charge of $2.1 million related to assets subject to amortization in its youth division, which is included in the condensed consolidated statement of operations as loss from discontinued operations, net of tax.

3. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods (in thousands, except percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax expense from continuing operations	$5,390	$6,629	$10,117	$12,155
Effective tax rate	71.1%	49.1%	54.0%	45.0%

The Company’s effective tax rate of 71.1% for the three months ended September 30, 2012 differed from the effective tax rate for the three months ended September 30, 2011 of 49.1%, as well as the tax computed at the U.S. federal statutory income tax rate of 35%, due primarily to the non-deductible non-cash impairment charge to goodwill of $4.8 million.

The Company’s effective tax rate of 54.0% for the nine months ended September 30, 2012 differed from the effective tax rate for the nine months ended September 30, 2011 of 45.0%, as well as the tax computed at the U.S. federal statutory income tax rate of 35%, due primarily to the non-deductible non-cash impairment charge to goodwill of $4.8 million.

The Company records liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2012 and December 31, 2011, the Company’s cumulative unrecognized tax benefits were $1.5 million and $0.9 million. Included in the balance of unrecognized tax benefits at September 30, 2012 and December 31, 2011 was $1.5 million and $0.9 million, that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax positions as part of our provision for federal and state and income taxes. We accrued $0.1 million for the payment of interest and penalties as of September 30, 2012. The Company did not accrue interest and penalties related to unrecognized tax positions prior to 2012.

The Company files income tax returns in the United States federal, various states, and foreign tax jurisdictions in which we have subsidiaries. During the year, the IRS commenced examinations of certain of our U.S. federal income tax returns for years including 2009 and 2010. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. The statute of limitations remains open for 2007 through 2012 in the U.S. federal and for 2006 through 2012 in state jurisdictions. Years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those earlier years that have been carried forward and may be audited in subsequent years when utilized.

4. LONG-TERM DEBT

Long-term debt at September 30, 2012 and December 31, 2011 consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Term loans, net of discount of $2,982 in 2012	$385,645	$388,664
Revolving line of credit	27,000	36,500
Senior subordinated notes, net of discount of $880 in 2012 and $1,078 in 2011	176,416	176,218
Other	26	297

Total debt	589,087	601,679
Less: current portion of long-term debt	(145)	(7,050)

Total long-term debt	$588,942	$594,629

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

At September 30, 2012, $83.1 million, net of discount of $3.0 million, are outstanding on the Term Loans B-3. Interest on these Term Loans B-3 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the

Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-. At September 30, 2012, the entire amount of these Term Loan B-3 consisted of LIBOR loans and the interest rate thereon was 8.5%.

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

At September 30, 2012, $302.5 million of the remaining Term Loans (the “Term Loans B-2”) are outstanding. The Term Loans B-2 mature on November 16, 2015. Interest on these Term Loans B-2 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At September 30, 2012, the entire amount of these Term Loans B-2 consisted of LIBOR loans and the interest rate thereon was 4.86%.

The Term Loans B-2 are payable in quarterly principal installments of $0.1 million on September 30, 2013 and $0.8 million over the payment period between December 31, 2013 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015.

The Company is required to apply a certain portion of its excess cash to the principal amount of the Term Loans on an annual basis. Excess cash under the Company’s Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items and is required to be calculated after the end of each year. Required payments, if any are due in March of the subsequent year. The Company made payments related to its excess cash in March of 2012, 2011 and 2010 of $6.8 million, $9.6 million and $7.3 million, respectively. No such similar amounts have been classified as a current liability as of September 30, 2012.

Revolving Line of Credit

On February 6, 2012, the Company repaid $13.5 million in revolving credit due to maturity of the commitment.

At September 30, 2012, the Company had aggregate revolving credit commitments of $63.0 million which mature on August 16, 2015. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At September 30, 2012, the amount outstanding under the Company’s Revolving Line of Credit was $27.0 million and the interest rate thereon was 4.36%. At September 30, 2012, the Company’s letters of credit against the revolving commitments were $9.5 million.

The Company’s Term Loans and Revolving Line of Credit are guaranteed by the Company’s direct parent company, CRC Health Group, Inc. (“Holdings”) and substantially all of the Company’s current and future wholly-owned domestic subsidiaries, and are secured by substantially all of the Company’s, Holdings’ and the Company’s guarantor subsidiaries’ existing and future property and assets and by a pledge of the Company’s capital stock and the capital stock of the Company’s domestic wholly-owned subsidiaries and up to 65% of the capital stock of first-tier foreign subsidiaries. The Company’s Credit Agreement requires the Company to comply on a quarterly basis with certain financial and other covenants, including a maximum total leverage ratio test and an interest coverage ratio test. At September 30, 2012, the Company was in compliance with all the covenants.

Senior Subordinated Notes — At September 30, 2012, the outstanding aggregate principal amount related to the Company’s 10.75% Senior Subordinated Notes (the “Notes”) due February 1, 2016, was $176.4 million, net of discount of $0.9 million. Interest is payable semiannually. The Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

Year	Percentage
2013	101.792%
2014 and thereafter	100.000%

If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes at 101% of their face amount, plus accrued and unpaid interest. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s wholly owned subsidiaries that guarantee the Company’s Term Loans and Revolving Line of Credit. The Company’s Notes agreement requires it to comply on a quarterly basis with certain covenants. At September 30, 2012, the Company was in compliance with all the covenants.

Interest expense — The following table presents the components of interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest on total debt	$11,262	$9,564	$32,805	$32,083
Amortization of debt discount and capitalized financing costs	1,355	1,009	4,369	3,005
Interest capitalized to property and equipment, net	(136)	(112)	(354)	(331)

Total interest expense	$12,481	$10,461	$36,820	$34,757

At September 30, 2012, currently scheduled principal payments of total debt, excluding the effects of the discounts on the term loans and the senior subordinated notes, are as follows (in thousands):

2012 (remaining 3 months)	$26
2013	1,170
2014	4,193
2015	410,263
2016	177,296

Total	$592,948

5. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring

As of September 30, 2012 and December 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. In addition, the Company’s property and equipment is assessed for recoverability of the carrying value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The following table presents the non-financial assets that were measured and recorded at fair value during the three and nine month periods ending September 30, 2012 due to a change in circumstances and as a result recorded such assets at fair value as of September 30, 2012 (in thousands):

	Three and Nine Months Ended September 30, 2012
	Impairment Charge	Fair Value
Goodwill (see Note 2)	$4,840	$2,400

Fair Value of Financial Instruments

Financial instruments not measured at fair value on a recurring basis include cash, restricted cash, accounts receivable net, loan program notes receivable (net), accounts payable, term loans (net), and senior subordinated notes (net). With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	September 30, 2012		December 31, 2011
	(in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes receivable, net	$11,785	$9,731	$10,541	$8,195
Liabilities
Term loans, net	$385,645	$394,081	$388,664	$370,268
Senior subordinated notes, net	$176,416	$168,727	$176,218	$162,854

The estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. As of September 30, 2012 and December 31, 2011, the estimated fair value of loan program notes, term loans and senior subordinated notes was determined based on Level 3 inputs.

6. COMMITMENTS AND CONTINGENCIES

Litigation — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities (Mount Bachelor Academy) allege mental and physical abuse by certain former employees or agents of the school. The Company and CRC Health Oregon, Inc. are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second suit was filed in November 2011in Multnomah County Circuit Court in Oregon by 14 former students also alleging abuse. The plaintiffs seek a total of $23.0 million in relief in the second suit. The Company and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on its preliminary investigation into the facts alleged, the Company believe these cases are without merit. However, at this time, the Company is unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations. On May 10, 2012, Nautilus Insurance Corporation, filed a complaint against CRC Health Group, Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against Mount Bachelor Academy and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify Mount Bachelor Academy, Aspen or CRC. In consultation with counsel and based on our preliminary review of the matters alleged, the Company believes this suit is without merit and is vigorously defending the matter.

In 2011, two actions were brought against the Company’s New Life Lodge facility. One suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. The second suit is a medical malpractice action for alleged wrongful death and sought $13.0 million in compensatory and punitive damages. This suit was dismissed without prejudice in October 2012. Plaintiff’s counsel may refile the suit within one year of the dismissal and has indicated

that he intends to do such. The Company intends to defend vigorously these lawsuits. In consultation with counsel and based on its preliminary investigation into the facts alleged, the Company believes these cases are without merit. However, at this time, the Company is unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on the Company or its operations.

The Company is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position or results from operations and cash flows.

7. REDEEMABLE NONCONTROLLING INTEREST

The Company owned a seventy-five percent interest in an entity. The noncontrolling interest holder had the unilateral right to require the Company to redeem the noncontrolling interest at a price to be calculated pursuant to the terms and conditions of the operating agreement. In July 2012, the Company redeemed the noncontrolling interest for $0.5 million. The Company previously recorded the estimated redemption amount of $0.9 million as a “net loss attributable to noncontrolling interest,” in the condensed consolidated statements of operations for the six months ended June 30, 2012. The gain of $0.4 million is recorded as “net income attributable to noncontrolling interest” for the three months ended September 30, 2012.

8. STOCKHOLDERS’ EQUITY

Capital Contributed by Parent

Contributions from and distributions to the Parent are reflected as changes to additional paid-in capital on the condensed consolidated balance sheets. During the nine months ended September 30, 2012, the Company recorded a capital distribution to the Parent of $9.5 million for payment of its debt obligations.

9. STOCK-BASED COMPENSATION

The Company incurs stock-based compensation expense related to the equity awards made by the Group to employees of the Company. The total stock-based compensation expense was $0.7 million for both the three months ended September 30, 2012 and 2011, and $1.7 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense is recorded within salaries and benefits on the condensed consolidated statements of operations. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation expense was $0.3 million for both the three months ended September 30, 2012 and 2011, and $0.7 million and $0.8 million, for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, the Group granted 44,300 units, which represent 398,700 and 44,300 share options to purchase Class A and Class L common stock of the Group, respectively. At September 30, 2012 and December 31, 2011, the Company had 3,531,200 and 3,736,359 unvested option shares with per-share, weighted average grant date fair values of $3.38 and $3.32, respectively. Additionally, 420,968 option shares with a per-share weighted average grant date fair value of $3.34 vested during the nine months ended September 30, 2012.

Activity under the Group’s plans for the nine months ended September 30, 2012 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2011	6,764,840	$7.31		6.25
Granted	443,000	$7.57	$4.16	9.54
Exercised	(6,424)
Forfeited/cancelled/expired	(473,192)	$8.30	$4.27

Outstanding-September 30, 2012	6,728,224	$7.27		5.79

Exercisable-September 30, 2012	3,197,024	$6.58		4.10

Exercisable and expected to be exercisable	6,391,813	$7.27		5.79

10. RESTRUCTURING

On March 24, 2011, the Company announced a plan to transition the services provided within its youth division to a more focused national network of services. Additionally, as a part of a plan to align Company’s resources with its business plan, management initiated restructuring of certain of its administrative functions at its corporate headquarters and other divisions during 2011. Collectively, this plan is referred to as the FY11 plan. As of September 30, 2012, the remaining restructuring reserve consists of future rental payments. These future rental payments, net of estimated sublease income, related to operating lease obligations are expected to continue through fiscal 2020. As of September 30, 2012, the restructuring reserve for the FY11 plan was $4.9 million.

In the second half of fiscal 2008, management initiated a restructuring plan (the “FY08 Plan”) to align the Company’s resources with its business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. As of September 30, 2012, the remaining restructuring reserve consists of future rental payments. These future rental payments, net of estimated sublease income, are expected to continue through fiscal 2018. As of September 30, 2012, the restructuring reserve for the FY08 plan was $4.7 million.

A summary of activity under the FY11 and FY08 restructuring plans, all of which primarily relate to operating leases, including those classified as discontinued operations, is shown in the table below:

Restructuring reserve at December 31, 2011:
Recovery	$1,596
Youth	8,287

Total restructuring reserve at December 31, 2011	9,883

Expenses:
Recovery	207
Youth	887

Total expenses	1,094
Cash payments:
Recovery	(347)
Youth	(1,067)

Total cash payment	(1,414)
Restructuring reserve at September 30, 2012:
Recovery	1,456
Youth	8,107

Total restructuring reserve at September 30, 2012	$9,563

11. DISCONTINUED OPERATIONS

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net client service revenues	$1,090	$1,630	$1,365	$11,114

Operating expenses	1,621	8,371	4,092	22,765
Asset impairment	—	—	—	2,454
Interest expense	—	(1)	(1)	(3)
Other income	—	10	—	10

Loss before income taxes	(531)	(6,732)	(2,728)	(14,098)
Income tax benefit	(200)	(2,613)	(1,028)	(5,473)

Loss from discontinued operations	$(331)	$(4,119)	$(1,700)	$(8,625)

12. SEGMENT INFORMATION

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2012, the recovery segment operates 29 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of September 30, 2012, the youth segment operates 15 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of September 30, 2012, the weight management segment operates 21 facilities in 10 states, and one in the United Kingdom.

Corporate — In addition to the three reportable segments described above, the Company has activities classified as corporate which represent general and administrative expenses (management, financial, legal, human resources and information systems), and stock-based compensation expense that are not allocated to the segments.

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net client service revenues:
Recovery	$89,595	$86,497	$265,204	$261,101
Youth	20,039	19,562	56,164	52,682
Weight management	10,082	11,909	22,560	25,818
Corporate	14	33	56	112

Total net client service revenues	$119,730	$118,001	$343,984	$339,713

Operating income (loss):
Recovery	$30,128	$26,065	$82,888	$84,978
Youth	960	1,891	1,158	(2,921)
Weight management	(3,089)	3,037	(3,076)	3,853
Corporate	(8,203)	(7,250)	(26,175)	(24,779)

Operating income	19,796	23,743	54,795	61,131
Interest expense	(12,481)	(10,461)	(36,820)	(34,757)
Other income	269	216	763	621

Income from continuing operations before income taxes	$7,584	$13,498	$18,738	$26,995

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2012, the Company had $176.4 million aggregate principal amount of the Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s 100% owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2012 and December 31, 2011, the condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2011 (total comprehensive income was the same as net income for the three months ended September 30, 2011, and the three and nine months ended September 30, 2012), and the condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011. As a result of the Company’s redemption of the noncontrolling interest in a subsidiary non-guarantor (see Note 7), the condensed consolidating financial information have been reclassified for all periods presented to reflect the presentation of all subsidiaries as Subsidiary Guarantors.

Condensed Consolidating Balance Sheet as of September 30, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,171	$—	16,171
Restricted cash	315	—	—	315
Accounts receivable, net	—	37,423	—	37,423
Prepaid expenses	2,788	3,154	—	5,942
Other current assets	526	1,385	—	1,911
Deferred income taxes	6,365	—	—	6,365
Current assets of discontinued operations	—	352	—	352

Total current assets	9,994	58,485	—	68,479

Property and equipment, net	8,660	118,586	—	127,246
Goodwill	—	518,952	—	518,952
Other intangible assets, net	—	297,418	—	297,418
Other assets, net	20,975	502	—	21,477
Investment in subsidiaries	948,650	—	(948,650)	—

Total assets	$988,279	$993,943	$(948,650)	$1,033,572

Liabilities and equity
Current liabilities:
Accounts payable	$4,852	$1,126	$—	$5,978
Accrued liabilities	16,620	15,805	—	32,425
Income taxes payable	8,350	—	—	8,350
Current portion of long-term debt	119	26	—	145
Other current liabilities	1,006	12,080	—	13,086
Current liabilities of discontinued operations	—	2,668	—	2,668

Total current liabilities	30,947	31,705	—	62,652

Long-term debt	588,942	—	—	588,942
Other long-term liabilities	1,593	7,100	—	8,693
Long-term liabilities of discontinued operations	—	6,488	—	6,488
Deferred income taxes	103,249	—	—	103,249

Total liabilities	724,731	45,293	—	770,024

Total equity	263,548	948,650	(948,650)	263,548

Total liabilities and equity	$988,279	$993,943	$(948,650)	$1,033,572

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,183	$—	$10,183
Restricted cash	328	—	—	328
Accounts receivable, net	—	36,196	—	36,196
Prepaid expenses	5,179	3,193	—	8,372
Other current assets	571	2,067	—	2,638
Income taxes receivable	516	—	—	516
Deferred income taxes	6,365	—	—	6,365
Current assets of discontinued operations	—	1,261	—	1,261

Total current assets	12,959	52,900	—	65,859

Property and equipment, net	9,993	116,847	—	126,840
Goodwill	—	523,792	—	523,792
Other intangible assets, net	—	301,347	—	301,347
Other assets, net	20,635	484	—	21,119
Investment in subsidiaries	951,669	—	(951,669)	—

Total assets	$995,256	$995,370	$(951,669)	$1,038,957

Liabilities and equity
Current liabilities:
Accounts payable	$3,670	$1,324	$—	$4,994
Accrued liabilities	18,414	13,625	—	32,039
Current portion of long-term debt	6,771	279	—	7,050
Other current liabilities	863	11,749	—	12,612
Current liabilities of discontinued operations	—	2,511	—	2,511

Total current liabilities	29,718	29,488	—	59,206

Long-term debt	594,629	—	—	594,629
Other long-term liabilities	915	7,416	—	8,331
Long-term liabilities of discontinued operations	—	6,797	—	6,797
Deferred income taxes	105,040	—	—	105,040

Total liabilities	730,302	43,701	—	774,003
Total equity	264,954	951,669	(951,669)	264,954

Total liabilities and equity	$995,256	$995,370	$(951,669)	$1,038,957

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$14	$119,716	$—	$119,730
Management fee revenues	20,672	—	(20,672)	—

Total net revenues	20,686	119,716	(20,672)	119,730

Operating expenses:
Salaries and benefits	6,420	46,937	—	53,357
Supplies, facilities and other operating costs	691	34,218	—	34,909
Provision for doubtful accounts	—	1,908	—	1,908
Depreciation and amortization	1,107	3,813	—	4,920
Goodwill impairment	—	4,840	—	4,840
Management fee expense	—	20,672	(20,672)	—

Total operating expenses	8,218	112,388	(20,672)	99,934

Operating income	12,468	7,328	—	19,796
Interest expense	(12,474)	(7)	—	(12,481)
Other income	267	2	—	269

Income from continuing operations before income taxes	261	7,323	—	7,584
Income tax expense	185	5,205	—	5,390
Equity in income of subsidiaries, net of tax	2,221	—	(2,221)	—

Income from continuing operations	2,297	2,118	(2,221)	2,194
Loss from discontinued operations, net of tax	—	(331)	—	(331)

Net income	2,297	1,787	(2,221)	1,863
Net income attributable to noncontrolling interest	—	434	—	434

Net income attributable to CRC Health Corporation	$2,297	$2,221	$(2,221)	$2,297

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$33	$117,968	$—	$118,001
Management fee revenues	17,615	—	(17,615)	—

Total net revenues	17,648	117,968	(17,615)	118,001

Operating expenses:
Salaries and benefits	3,881	47,941	—	51,822
Supplies, facilities and other operating costs	2,148	32,725	—	34,873
Provision for doubtful accounts	—	2,572	—	2,572
Depreciation and amortization	1,184	3,807	—	4,991
Management fee expense	—	17,615	(17,615)	—

Total operating expenses	7,213	104,660	(17,615)	94,258

Operating income	10,435	13,308	—	23,743
Interest expense	(10,439)	(22)	—	(10,461)
Other income	210	6	—	216

Income from continuing operations before income taxes	206	13,292	—	13,498
Income tax expense	101	6,528	—	6,629
Equity in income of subsidiaries, net of tax	2,645	—	(2,645)	—

Income from continuing operations	2,750	6,764	(2,645)	6,869
Loss from discontinued operations, net of tax	—	(4,119)	—	(4,119)

Net income	$2,750	$2,645	$(2,645)	$2,750

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$57	$343,927	$—	$343,984
Management fee revenues	62,958	—	(62,958)	—

Total net revenues	63,015	343,927	(62,958)	343,984

Operating expenses:
Salaries and benefits	20,185	141,908	—	162,093
Supplies, facilities and other operating costs	2,765	99,057	—	101,822
Provision for doubtful accounts	—	5,782	—	5,782
Depreciation and amortization	3,282	11,370	—	14,652
Goodwill impairment	—	4,840	—	4,840
Management fee expense	—	62,958	(62,958)	—

Total operating expenses	26,232	325,915	(62,958)	289,189

Operating income	36,783	18,012	—	54,795
Interest expense	(36,789)	(31)	—	(36,820)
Other income	754	9	—	763

Income from continuing operations before income taxes	748	17,990	—	18,738
Income tax expense (benefit)	404	9,713	—	10,117
Equity in income of subsidiaries, net of tax	6,077	—	(6,077)	—

Income from continuing operations	6,421	8,277	(6,077)	8,621
Loss from discontinued operations, net of tax	—	(1,700)	—	(1,700)

Net income	6,421	6,577	(6,077)	6,921
Net loss attributable to noncontrolling interest	—	(500)	—	(500)

Net income attributable to CRC Health Corporation	$6,421	$6,077	$(6,077)	$6,421

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$136	$339,577	$—	$339,713
Management fee revenues	59,738	—	(59,738)	—

Total net revenues	59,874	339,577	(59,738)	339,713

Operating expenses:
Salaries and benefits	12,787	142,150	—	154,937
Supplies, facilities and other operating costs	6,229	94,354	—	100,583
Provision for doubtful accounts	—	6,426	—	6,426
Depreciation and amortization	3,303	11,386	—	14,689
Asset impairment	—	1,947	—	1,947
Management fee expense	—	59,738	(59,738)	—

Total operating expenses	22,319	316,001	(59,738)	278,582

Operating income (loss)	37,555	23,576	—	61,131
Interest expense	(34,574)	(183)	—	(34,757)
Other income	606	15	—	621

Income from continuing operations before income taxes	3,587	23,408	—	26,995
Income tax expense	1,615	10,540	—	12,155
Equity in income of subsidiaries, net of tax	4,243	—	(4,243)	—

Income from continuing operations	6,215	12,868	(4,243)	14,840
Loss from discontinued operations, net of tax	—	(8,625)	—	(8,625)

Net income	$6,215	$4,243	$(4,243)	$6,215

Condensed Consolidating Statements of Comprehensive Income

For the Nine Months Ended September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net income (loss)	$6,215	$4,243	$(4,243)	$6,215
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $1,391)	2,106	—	—	2,106

Total comprehensive income (loss)	$8,321	$4,243	$(4,243)	$8,321

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2012

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$18,658	$24,430	$—	$43,088

Cash flows from investing activities:
Additions of property and equipment	(2,848)	(8,480)	—	(11,328)
Proceeds from the sale of property and equipment	—	691	—	691
Acquisition of non-controlling interest	—	(500)	—	(500)
Other investing activities	(101)	—	—	(101)

Net cash used in investing activities	(2,949)	(8,289)	—	(11,238)

Cash flows from financing activities:
Intercompany transfers	9,673	(9,673)	—	—
Borrowings of long-term debt	84,096	—	—	84,096
Repayment of long-term debt	(87,638)	(480)	—	(88,118)
Borrowings on revolving line of credit	18,000	—	—	18,000
Repayments on revolving line of credit	(27,500)	—	—	(27,500)
Capital distributed to Parent	(9,554)	—	—	(9,554)
Capitalized financing costs	(2,786)	—	—	(2,786)

Net cash (used in) provided by financing activities	(15,709)	(10,153)	—	(25,862)

Net increase in cash and cash equivalents	—	5,988	—	5,988
Cash and cash equivalents — beginning of period	—	10,183	—	10,183

Cash and cash equivalents — end of period	$—	$16,171	$—	$16,171

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2011

(In thousands) (Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$11,038	$23,758	$—	$34,796

Cash flows from investing activities:
Additions of property and equipment	(4,432)	(8,572)	—	(13,004)
Proceeeds from the same of property and equipment	—	152	—	152
Other investing activities	(91)	—	—	(91)

Net cash used in investing activities	(4,523)	(8,420)	—	(12,943)

Cash flows from financing activities:
Intercompany transfers	5,467	(5,467)	—	—
Repayment of long-term debt	(9,697)	(2,912)	—	(12,609)
Borrowings on revolving line of credit	9,500	—	—	9,500
Repayments on revolving line of credit	(7,000)	—	—	(7,000)
Capital distributed to Parent	(1,616)	—	—	(1,616)
Capitalized financing costs	(3,169)	—	—	(3,169)

Net cash used in financing activities	(6,515)	(8,379)	—	(14,894)

Net increase in cash and cash equivalents	—	6,959	—	6,959
Cash and cash equivalents — beginning of period	—	7,111	—	7,111

Cash and cash equivalents — end of period	$—	$14,070	$—	$14,070

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2012 our recovery division, operated 29 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division, operated 15 adolescent and young adult programs in 6 states. Our weight management division operated 21 facilities in 10 states, and one in the United Kingdom.

EXECUTIVE SUMMARY

During the three months ended September 30, 2012 we generated $119.7 million in net client service revenues, an increase of $1.7 million as compared to the three months ended September 30, 2011, primarily due increases of $3.1 million and $0.5 million in our recovery and youth divisions, respectively, offset by a decrease of $1.8 million in our weight management division. During the three months ended September 30, 2012, operating income decreased $3.9 million, or 17%, as compared to the three months ended September 30, 2011, primarily due to decreases of $6.1 million, and $0.9 million, in our weight management and youth divisions, respectively, partially offset by an increase of $4.1 million to our recovery division.

During the nine months ended September 30, 2012 we generated $344.0 million in net client service revenues, an increase of $4.3 million, or 1%, as compared to the nine months ended September 30, 2011, primarily due to increases of $4.1 million and $3.5 million in our recovery and youth divisions, respectively, offset by a $3.3 million decrease in our weight management division. During the nine months ended September 30, 2012, operating income decreased $6.3 million, or 10%, as compared to the nine months ended September 30, 2011, primarily due to decreases of $6.9 million and $2.1 million, in our weight management and recovery divisions, respectively, partially offset by an increase of $4.1 million to our youth division.

The following table presents the sources of consolidated net client service revenues as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Private	57.4%	58.3%	56.6%	57.4%
Commercial	22.6	21.4	23.0	21.9
Government	20.0	20.3	20.4	20.7

Total	100.0%	100.0%	100.0%	100.0%

Due to the decline in enrollment and revenues at our weight loss reporting unit during the three months ended September 30, 2012 and lowered forecasted future cash flows, we tested our weight loss reporting unit for possible impairment. As a result of this preliminary analysis, we recognized non-cash goodwill impairment of $4.8 million in the weight loss reporting unit of the weight management segment during the three months ended September 30, 2012. Such goodwill impairment charge is management’s best estimate of the impairment loss. The remaining goodwill in the weight loss reporting unit was approximately $2.4 million as of September 30, 2012. Management expects to complete and finalize the measurement of the goodwill impairment prior to the end of the fiscal year, and any additional impairment loss will be recognized in the three months ending December 31, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the nine months ended September 30, 2012 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents our results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net client service revenues:
Recovery	$89,595	$86,497	$265,204	$261,101
Youth	20,039	19,562	56,164	52,682
Weight management	10,082	11,909	22,560	25,818
Corporate	14	33	56	112

Total net client service revenues	119,730	118,001	343,984	339,713
Operating expenses:
Recovery	59,467	60,432	182,316	176,123
Youth	19,079	17,671	55,006	55,603
Weight management	13,171	8,872	25,636	21,965
Corporate	8,217	7,283	26,231	24,891

Total operating expenses	99,934	94,258	289,189	278,582
Operating income (loss):
Recovery	30,128	26,065	82,888	84,978
Youth	960	1,891	1,158	(2,921)
Weight management	(3,089)	3,037	(3,076)	3,853
Corporate	(8,203)	(7,250)	(26,175)	(24,779)

Operating income	19,796	23,743	54,795	61,131
Interest expense	(12,481)	(10,461)	(36,820)	(34,757)
Other income	269	216	763	621

Income from continuing operations before income taxes	7,584	13,498	18,738	26,995
Income tax expense	5,390	6,629	10,117	12,155

Income from continuing operations, net of tax	2,194	6,869	8,621	14,840
Loss from discontinued operations, net of tax	(331)	(4,119)	(1,700)	(8,625)

Net income	1,863	2,750	6,921	6,215
Net income (loss) attributable to noncontrolling interest	434	—	(500)	—

Net income attributable to CRC Health Corporation	$2,297	$2,750	$6,421	$6,215

The following table compares total facility statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Recovery
Residential and outpatient facilities
Net client service revenues (in thousands)	$55,601	$55,489	$165,475	$169,485
Patient days	142,602	149,317	423,505	452,508
Net client service revenues per patient day	$389.90	$371.62	$390.73	$374.55
CTCs
Net client service revenues (in thousands)	$33,994	$31,008	$99,729	$91,616
Patient days	2,619,759	2,464,859	7,689,586	7,297,287
Net client service revenues per patient day	$12.98	$12.58	$12.97	$12.55
Youth
Residential facilities
Net client service revenues (in thousands)	$11,429	$10,783	$34,780	$31,839
Patient days	36,841	38,466	117,698	112,647
Net client service revenues per patient day	$310.23	$280.33	$295.50	$282.64
Outdoor programs
Net client service revenues (in thousands)	$8,610	$8,779	$21,384	$20,843
Patient days	16,920	18,123	42,621	43,120
Net client service revenues per patient day	$508.87	$484.41	$501.72	$483.37
Weight Management
Net client service revenues (in thousands)	$10,082	$11,909	$22,560	$25,818
Patient days	37,930	46,452	75,628	87,249
Net client service revenues per patient day	$265.81	$256.37	$298.30	$295.91

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Recovery

Net client service revenues increased $3.1 million, or 4%, primarily due to a $3.0 million increase from our CTC facilities. The increase in revenues at our CTC facilities was due to a combination of increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts, increased patient days resulting from new CTC facilities that were acquired and opened during the fourth quarter of 2011, as well as certain rate increases across our facilities.

Operating income increased by $4.1 million, or 16%. This increase was primarily the result of the increase in revenues described above, the decrease in operating expenses at our residential facility in Tennessee, as well as a decrease in the provision for doubtful accounts due to better collection efforts at our residential facilities. These effects were partially offset by increases in investments in sales, marketing and clinical quality management, and increases due to new CTC facilities that were acquired and opened during the fourth quarter of 2011.

Youth

Net client service revenues increased by $0.5 million, or 2%, due to an increase of $0.6 million, or 6%, in residential facilities, offset by a decrease of $0.2 million, or 2%, in outdoor programs. Residential program revenues increased due increased rates, partially offset by a 4% decrease in patient days. Outdoor program revenues decreased due to a 7% decrease in patient days partially offset by increased rates.

Operating income decreased by $0.9 million, primarily due to increases in investments in sales, marketing and clinical quality management, partially offset by increases in revenues described above.

Weight Management

Net client service revenues decreased by $1.8 million, or 15%, primarily due to an 18% decrease in patient days at our weight loss programs due to a decline in enrollment, partially offset by an increase in rates.

Operating income decreased by $6.1 million, primarily due to the decrease in net client service revenues noted above as well as a non-cash goodwill impairment charge of $4.8 million, partially offset by a decrease in operating expenses at our weight loss programs in reaction to the decline in enrollment.

Corporate

Operating loss increased by $1.0 million, or 13%. The increase is primarily due to an increase in salaries and benefits, as well as an increase in professional fees.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Recovery

Net client service revenues increased $4.1 million, or 2%, primarily due to an $8.1 million increase from CTCs, offset by a $4.0 million decrease from residential facilities. The increase in revenues at our CTC facilities was due to a combination of increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts, as well as certain rate increases across our facilities. The decrease in revenues at our residential facilities was primarily driven by a decrease in patient days at our residential facility in Tennessee that was closed for part of the period. The decrease in revenues was partially offset by an increase in patient days at our other residential facilities.

Operating income decreased by $2.1 million, or 2%. This decrease was primarily the result of increases in investments in sales, marketing and clinical quality management expenses, increases at certain residential facilities to support the increase in patient days, increases in salaries and benefits for additional executive and finance personnel and increases at our CTC facilities to support the increase in patient days and the new CTC facilities that were acquired and opened during the fourth quarter of 2011. These increases were partially offset by a decrease in operating expenses at our residential facility in Tennessee that was closed for part of the period, as well as increases in revenues described above.

Youth

Net client service revenues increased by $3.5 million, or 7%, due to increases of $3.0 million, or 9%, and $0.5 million, or 3%, in our residential facilities and outdoor programs, respectively. Residential program revenues increased due to a 4% increase in patient days and increased rates. Outdoor program revenues increased due to increased rates, partially offset by a 1% decrease in patient days.

Operating income increased by $4.1 million. This increase was primarily due to a non-cash intangible asset impairment charge of $1.9 million recorded in the first quarter of 2011 as well as decreases in salaries and benefits, the effects of which were partially offset by increases in investments in sales, marketing and clinical quality management.

Weight Management

Net client service revenues decreased by $3.3 million, or 13%, primarily due to a 15% decrease in patient days resulting from a decline in enrollment at our weight loss programs, partially offset by an increase in rates.

Operating income decreased by $6.9 million. This decrease was due primarily to the decrease in revenue described above and the non-cash goodwill impairment charge of $4.8 million recorded in the third quarter of 2012, the effects of which were partially offset by a decrease in certain non-recurring expenses from the prior period and a decrease in operating costs at our weight loss programs in reaction to the decline in enrollment.

Corporate

Operating loss increased by $1.4 million. The increase is primarily due to an increase in professional fees, partially offset by a decrease in debt costs as well as a reduction in other operating expenses.

Interest expense

Interest expense includes interest paid on our debt, amortization of debt discount and capitalized financing costs, and interest capitalized to property and equipment, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest on total debt	$11,262	$9,564	$32,805	$32,083
Amortization of debt discount and capitalized financing costs	1,355	1,009	4,369	3,005
Interest capitalized to property and equipment, net	(136)	(112)	(354)	(331)

Total interest expense	$12,481	$10,461	$36,820	$34,757

During the three and nine months ended September 30, 2012, contractual interest on total debt increased by $1.7 million and $0.7 million, respectively, primarily due to a higher interest rate on our Term Loans B-3 entered into in March 2012. During the three and nine months ended September 30, 2012, amortization of debt discount and capitalized financing costs increased by $0.3 million and $1.4 million, as compared to the same period in the prior year, primarily due to the amortization of additional capitalized financing costs related to the Term Loans B-3 entered into in March 2012.

Income tax expense

We calculate our income tax expense for interim periods by applying the full year’s estimated effective tax rate to our financial statements for interim periods.

For the three months ended September 30, 2012 and 2011, our tax expense on continuing operations was $5.4 million and $6.6 million, representing an effective tax rate of 71.1% and 49.1%. For the nine months ended September 30, 2012 and 2011, our tax expense on continuing operations was $10.1 million and $12.2 million, representing an effective tax rate of 54.0% and 45.0%. The increase in the effective tax rate is due primarily to the non-deductible non-cash impairment charge to goodwill of $4.8 million.

Loss from discontinued operations, net of tax

During the three and nine months ended September 30, 2012, loss from discontinued operations, net of tax, decreased by $3.8 million, and $6.9 million, respectively, as compared to the same periods in the prior year. The decrease was due to discontinuing multiple entities in 2011 as compared to only one entity in 2012.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $0.5 million during the nine months ended September 30, 2012, represents the cash buy-out amount of the redeemable noncontrolling interest in July 2012. Net income attributable to noncontrolling interest of $0.4 million during the three months ended September 30, 2012, represents the gain to adjust from amounts previously accrued. See Note 7 to unaudited condensed consolidated financial statements for further information.

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

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$43,088	$34,796
Net cash used in investing activities	(11,238)	(12,943)
Net cash used in financing activities	(25,862)	(14,894)

Net increase in cash	$5,988	$6,959

Cash provided by operating activities was $43.1 million for the nine months ended September 30, 2012, as compared to $34.8 million during the same period in 2011. The increase of $8.3 million was due primarily to a $3.9 million increase resulting from improved collection efforts, primarily in our Recovery division, as well as a $4.2 million increase resulting from timing differences in our income taxes receivable and payable balances.

Cash used in investing activities was $11.2 million for the nine months ended September 30, 2012, as compared to $12.9 million during the same period of 2011. The decrease of $1.7 million was due to a decrease in capital expenditures, a $0.5 million acquisition of our noncontrolling interest, partially offset by a $0.5 million increase in cash proceeds from the sale of property and equipment.

Cash used in financing activities was $25.9 million for the nine months ended September 30, 2012, as compared to $14.9 million during the same period in 2011. The increase of $11.0 million was due to net repayments of $12.0 million on our Revolving Line of Credit, a $6.4 million increase in capital distributed to parent primarily due to a $9.5 million payment for the Parent’s debt obligations in 2012, and an increase of $1.2 million in capitalized financing costs as a result of the Term Loans B-3 during the in 2012, partially offset by a decrease net repayments of long-term debt of $8.6 million.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios, the calculations of which are based on Adjusted EBITDA, as defined in our credit agreements. As of September 30, 2012, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

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

The following table reconciles our net income to our Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income Attributable to CRC Health Corporation:	$2,297	$2,750	$6,421	$6,215

Depreciation and amortization (1)	4,994	5,008	14,791	14,753
Income tax expense (benefit) (1)	5,190	4,015	9,089	6,683
Interest expense (1)	12,480	10,463	36,822	34,760

EBITDA	24,961	22,236	67,123	62,411
Adjustments to EBITDA:
Discontinued operations	124	1,118	1,434	3,973
Goodwill and asset impairment (1)	4,840	—	4,840	4,401
Non-impairment restructuring activities (1)	184	5,385	1,114	8,674
Stock-based compensation expense	711	703	1,727	2,060
Foreign exchange translation	(18)	32	(46)	35
Loss (gain) on disposal of property and equipment (1)	179	(94)	1,022	(125)
Management fees	593	399	2,434	1,955
Non-recurring legal costs	323	70	1,135	138
Debt costs	116	98	293	1,074
Other non-cash charges and non-recurring costs	(358)	(6)	(121)	1,102

Total adjustments to EBITDA	6,694	7,705	13,832	23,287

Adjusted EBITDA	$31,655	$29,941	$80,955	$85,698

(1)	Includes amounts related to both continuing operations and discontinued operations.

Off-Balance Sheet Obligations

As of September 30, 2012, our off-balance sheet obligations consisted of $9.5 million in letters of credit and $0.2 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

The following items represent material changes in our specified contractual obligations during the nine months ended September 30, 2012 (see Note 4 to the unaudited condensed consolidated financial statements), compared to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2011:

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

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, our exposure to market risk has not changed materially since December 31, 2011.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 and September 30, 2012 based on the COSO framework. If not remediated, this material weakness could result in future misstatements of account balances or in disclosures that could result in a material misstatement to our annual or interim consolidated financial statements.

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

In 2011, two actions were brought against our New Life Lodge facility. One suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. The second suit is a medical malpractice action for alleged wrongful death and sought $13.0 million in compensatory and punitive damages. This suit was dismissed without prejudice in October 2012. Plaintiff’s counsel may refile the suit within one year of the dismissal and has indicated that he intends to do such. We intend to defend vigorously these lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the our future financial position or results from operations and cash flows, except as discussed above.

Item 1A.	Risk Factors

As of September 30, 2012, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

The Exhibit Index beginning on page 40 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

CRC HEALTH CORPORATION (Registrant)

By	/S/ LEANNE M. STEWART
LeAnne M. Stewart, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

CRC HEALTH CORPORATION

EXHIBIT INDEX

4.1l	Eleventh Supplemental Indenture dated as of August 20, 2012, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2016.

10.2l	SUPPLEMENT NO. 12 dated as of August 20, 2012, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein.

10.3l	SUPPLEMENT NO. 12 dated as of August 20, 2012, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer ‡

32.1	Section 1350 Certification of Principal Executive Officer †

32.2	Section 1350 Certification of Principal Financial Officer †

101.INS	XBRL Instance Document ‡

101.SCH	XBRL Taxonomy Extension Schema ‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase ‡

101.LAB	XBRL Taxonomy Extension Label Linkbase ‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ‡

‡	Filed herewith.
†	Furnished herewith.