Form 10-K
period 2012-12-31
CRC Health CORP
filed 2013-04-01
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of April 1, 2013 was 1,000.

Documents incorporated by reference: exhibits as indicated herein

CRC HEALTH CORPORATION

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: our substantial indebtedness; unfavorable economic conditions that have and could continue to negatively impact our revenues; changes in reimbursement rates for services provided; the failure to comply with extensive laws and governmental regulations given the highly regulated industry in which we operate and the ever changing nature of these laws and regulations; the significant economic contribution that certain regions and programs have to our operating results; claims and legal actions by patients, students, employees and others; failure to cultivate new, or maintain existing relationships with patient referral sources; competition; shortage in qualified healthcare workers; our employees election of union representation; difficult, costly or unsuccessful integrations of acquisitions; accidents or other incidents at our programs; defaults by borrowers in our loan program; limited history of profitability; potential conflicts with our financial sponsors; natural disasters; adverse media; deficiencies in our internal controls; regulatory risks and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Annual Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

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

In 2012, our recovery division operated 102 treatment facilities in 21 states and treated approximately 29,400 patients per day, which we believe makes us the largest and most geographically diversified for-profit provider of behavioral health treatment. In 2012, our youth division operated 15 adolescent and young adult programs in 6 states, and our weight management division operated 17 facilities in 8 states, and one in the United Kingdom.

Addiction Disorders

Addiction is a chronic disease that adversely affects the lives of millions of Americans. One of the most common and serious addictions is substance abuse, which encompasses the abuse of alcohol and drugs. Without treatment, substance abuse can lead to depression, problems at home or work, and in some cases, physical injury or even death. According to the U.S. Department of Health and Human Services, expenditures for treatment of substance abuse in the United States totaled $22.2 billion in 2005 and is projected to increase to $35.0 billion in 2014. Moreover, substance abuse has a significant impact on society as a whole, with recent estimates of the total societal cost of substance abuse in the U.S. at $510.8 billion per year (“Behavioral Health: Public Health Challenge,” Substance Abuse and Mental Health Services Administration (SAMHSA) 2011 presentation to the American Public Health Association).

In 2011, 21.6 million persons aged 12 or older needed treatment for an illicit drug or alcohol use problem (8.4% of all persons aged 12 or older). Of these, 2.3 million (0.9% of persons aged 12 or older and 10.8% of those who needed treatment) received treatment at a specialty facility. Thus, 19.3 million persons (7.5% of the population aged 12 or older) needed treatment for an illicit drug or alcohol use problem but did not receive treatment at a specialty facility in the past year (2010 National Survey on Drug Use and Health sponsored by SAMHSA). Furthermore, there is increasing recognition by private and public payors that failure to deliver early treatment for substance abuse and other behavioral issues generally results in higher acute-care hospital costs and can compound the negative effects of these issues over time.

Treatment providers for the large and growing behavioral healthcare market, at both the adult and adolescent levels, are highly fragmented, with services to the adult population provided by over 13,700 facilities (2011 National Survey of Substance Abuse Treatment Services sponsored by the SAMHSA), and with services to the adolescent population provided primarily by single-site competitors and a handful of competitors of significantly lesser size. Due in part to the regulatory and land use hurdles of opening new substance abuse treatment facilities, we believe that the supply of residential substance abuse treatment services is constrained in the United States as evidenced by high industry-wide utilization rates.

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

Adolescent Behavioral Disorders

According to the 2011 National Survey on Drug Use and Health (NSDUH), 19.1% of youths age 12 to 17 reported getting into serious fights at school or at work over the past year. While the majority of adolescents successfully cope with these issues on their own, there are a growing number of adolescents who need help and support to successfully transition to a productive adulthood. Other developmental challenges faced by adolescents include learning disabilities, such as attention deficit hyperactivity disorder and obesity. According to the National Resource Center on Attention Deficit Hyperactivity Disorder, this condition affects 3% to 7% of school-age children, who in relation to their peers have higher rates of psychiatric and behavioral disorders.

Historically, treatment options for struggling or underachieving youth were limited to counseling or placement in a highly structured hospital setting. More recently, however, parents, health professionals and public officials have been increasingly turning to the preventative care that can be provided by our residential boarding schools and therapeutic programs designed to modify adolescent behavior and assist the transition to a successful and productive adulthood. These programs offer individualized curricula that combine counseling, education and therapeutic treatment in residential and outdoor locations that provide a stable environment for students and provide measurable benefits to adolescents who have not benefited from counseling alone.

Weight Management

Other related behavioral disorders that may be effectively treated through a combination of medical, psychological and social treatment programs include obesity. Obesity is a significant health issue in the United States. In 2010, the U.S. Centers for Disease Control and Prevention ranked obesity as the number one health threat facing America. It is estimated that in 2011 approximately 33% of the adult population was overweight, an additional 36% of the adult population was obese and 18% of children adolescents age 6-19 were obese. Overweight is defined as having a body mass index (BMI) of 25.0 to 29.9, obesity is defined as having a BMI of 30 or greater and morbid or extreme obesity is defined as a BMI of 40 or higher. Obesity increases a person’s risk for developing several serious obesity-related health conditions such as cardiovascular disease, hypertension, thyroid disease and diabetes.

Eating Disorders

Eating disorders are also related behavioral disorders that may be effectively treated through a combination of medical, psychological and social treatment programs. Eating disorders, such as anorexia nervosa, bulimia nervosa, and other forms of disordered eating such as binge eating and compulsive overeating that may lead to obesity represent large underserved treatment markets. These segments are highly fragmented with no national provider. As many as 10 million people suffer from an eating disorder such as anorexia, bulimia, and binge eating (excluding obesity) at any point in time. For females between 15 to 24 years old who suffer from anorexia nervosa, the mortality rate associated with the illness is twelve times higher than the death rate of all other causes of death. Only 10% of those who need treatment receive treatment and only 35% of those who get treatment receive treatment in an appropriate program or at the appropriate level of care.

Our Business

We deliver our services through our recovery, youth, and weight management divisions, which are our three reportable segments. Performance of our reportable segments is evaluated based on operating income (loss).

Recovery Division

Our recovery division provides treatment services both on an inpatient and outpatient basis to patients suffering from chronic addiction diseases and related behavioral disorders. We operated 29 inpatient residential facilities, 16 outpatient facilities and 57 comprehensive treatment clinics (“CTCs”) in 21 states as of December 31, 2012. Net revenues from our recovery division as a percentage of total revenues was 78%, for 2012, 2011, and 2010. The majority of our treatment services are provided to patients who abuse addictive substances such as alcohol, illicit drugs or opiates, including prescription drugs. Some of our facilities also treat other addictions and behavioral disorders such as chronic pain, sexual compulsivity, compulsive gambling, mood disorders, emotional trauma and abuse.

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

Inpatient Residential and Outpatient Treatment Programs. On average, our residential facilities have been operating for over 20 years. We have established strong relationships with referral sources and have longstanding ties to the local community and an extensive network of former patients and their families. Our residential treatment services are provided in a peaceful setting that is removed from the pressures, pace and temptations of a patient’s everyday life. Our inpatient facilities house and care for patients over an extended period (21 days on average during 2012) and typically treat patients from a broadly defined regional market. As of December 31, 2012, we had 1,938 available beds in our residential and extended care facilities and treated approximately 1,450 patients per day.

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

Comprehensive Treatment Services. Our CTCs specialize in detoxification and recovery through medication-assisted therapy, counseling, and support services, as well as “Maintenance to Abstinence” programs for individuals who are addicted to opiates but have been using for a relatively short period of time. As of December 31, 2012, our CTCs treated on average approximately 28,000 patients on a daily basis. During 2012, substantially all of our CTC services were provided to individuals addicted to heroin and other opiates, including prescription analgesics. At December 31, 2012, 30 CTCs were certified to provide at least one additional comprehensive outpatient substance abuse treatment (“COSAT”) service. COSAT services broaden the array of services offered at our clinics and increase our potential patient base by providing services to individuals with problems with all drugs and alcohol, not just opiates. An individual treatment plan is developed for each patient providing manageable goals and objectives to assist in the recovery process.

Substantially all of our patients addicted to heroin and other opiates are treated with methadone, but a small percentage of our patients are treated with other medications such as buprenorphine. Patients usually visit an outpatient treatment facility once a day in order to receive their medication. During the beginning of their treatment program, patients receive weekly counseling and as they successfully progress in the treatment protocol, they continue to receive counseling each month. The mandatory minimum duration of counseling varies from state to state. Following the initial administration of medication, patients go through an induction phase where medication dosage is systematically modified until an appropriate dosage is reached. As patients progress with treatment and meet certain goals in their individualized treatment plan and certain federal and state criteria related to time in treatment, they become eligible for up to 30 days of take-home doses of medication, eliminating the need for daily visits to the clinic. The length of treatment differs from patient to patient, but typically ranges from one to three years.

Youth Division

Our youth division provides a wide variety of therapeutic educational programs and residential treatment programs for adolescents through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. We operated 15 adolescent and young adult programs in 6 states. Net revenues from our youth division as a percentage of total revenues were 16%, 15%, and 16%, for 2012, 2011, and 2010, respectively.

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

Weight Management Division

Our weight management division provides treatment services for weight management and eating disorders, each of which may be effectively treated through a combination of medical, psychological and social treatment programs. We operated 17 facilities in 8 states, and one in the United Kingdom. Revenues from our weight management division as a percentage of revenue were 6%, 7%, and 6%, for the years ended December 31, 2012, 2011, and 2010, respectively.

Weight Management Programs. We operate a number of weight loss programs for adults and adolescents. Recognizing that weight loss management is a complex behavioral and biological struggle, our comprehensive and intensive weight management programs provide people with the necessary tools, decision-making skills and behavioral strategies to control weight permanently.

Our residential weight loss facility for adults offers a behavioral approach to weight loss and healthy lifestyle change. As of December 31, 2012, this facility had 88 available beds. Emphasizing a medically sound approach to healthy living, our residential weight loss facility provides individual nutrition counseling, behavioral workshops, exercise and individual sessions with a psychologist to empower participants and teach them how to integrate healthy eating principles into their daily lives.

Additionally, we operate weight loss programs that are intended for the growing number of obese adolescents for whom traditional weight loss methods have been unsuccessful. Our weight loss schools are the first therapeutic boarding schools in the United States specifically designed for obese adolescents and young adults, and feature a full academic program in addition to a therapeutic weight loss program. This residential school, as well as our summer weight loss camps, employ scientific weight loss methods that are designed to maximize long-term behavioral change as a catalyst to substantial and sustained weight loss. These programs include intensive cognitive-behavioral therapy, a low fat, low energy density diet, high physical activity and an integrated nutritional and academic educational program. By participating in a research-based diet and activity management program, and intensive training on the skill sets and behaviors necessary for weight control, students are returned to a normal weight and learn to change to a wide range of behaviors, starting with diet and activity, but including self-esteem, mood, affect and outlook.

Eating Disorder Treatment Programs. We operated 6 residential eating disorder facilities/programs in 3 states as of December 31, 2012. The total number of beds as of December 31, 2012 was 34. Our residential facilities are located in home-like settings with scenic and peaceful surroundings and provide individuals with a variety of treatment options focusing on their individual needs. The full range of services includes residential inpatient, day program and intensive outpatient treatment (“IOP”) for anorexia nervosa, bulimia nervosa, binge eating and related disorders.

Accreditation of Facilities

All of our recovery division treatment facilities and clinics are accredited by either the Joint Commission or CARF, making them eligible for reimbursement by third-party payors, with the exception of portions of our four State of Washington treatment clinics. Our State of Washington treatment clinics are accredited by the State of Washington Division of Behavioral Health and Recovery. All of our youth division residential and outdoor programs are accredited by an educational accreditation program, such as AdvancED. In addition all of our youth division adolescent programs other than our seasonal camps are Joint Commission or CARF accredited. All of our eating disorder treatment residential facilities are accredited by CARF.

Referral Base, Marketing and Sales

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

We engage in local marketing and direct-to-consumer internet marketing and develop programs and content targeted at key referral sources on a national basis. Our National Resource Center is a centralized call center located at our corporate headquarters that responds to inquiries from our online marketing efforts and facilitates cross-referrals.

A major initiative for 2012 was the successful launch of our private pay sales force. In January 2012, we deployed a national team which represents our private pay facilities in 27 territories. We have hired an experienced and diverse sales management team to build our sales competencies and execution. We have made great inroads with clinical professionals, academic medical centers, prominent IOP’s as well as employers.

Payor Mix

We generate our revenues in our recovery division from three primary sources: self-payors, commercial payors such as managed care organizations, and government programs. We generate substantially all of our revenues in our youth division from self-payors. We generate most of our revenues in our weight management programs from self-payors but the substantial majority of our revenues in our eating disorder programs are being generated from commercial payors. We believe our strong relationships with third party payors and our industry experience allows us to obtain contracts for new and acquired facilities which creates an opportunity to increase the number of patients we treat.

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

Competition

Treatment providers for the large and growing substance abuse treatment market are highly fragmented, with services being provided by over 13,700 different facilities. The primary competitive factors in the substance abuse treatment industry include the quality of programs and services, charges for programs and services, geographic proximity to the patients served, brand and marketing awareness and the overall responsiveness to the needs of patients, families and payors. Our recovery division competes against an array of local competitors, both private and governmental, hospital-based and free standing and for-profit and non-profit facilities. Most of our residential facilities compete within local or regional markets. Sierra Tucson, Life Healing Center, Sober Living by the Sea and Bayside Marin, four of our residential treatment facilities for addiction and other behavioral disorders compete in both national and international markets with other nationally known substance abuse treatment facilities.

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

The laws and regulations that affect healthcare providers are complex, change frequently, and require that we regularly review our organization and operations and make changes as necessary to comply with the new rules or interpretations of rules. Significant public attention has focused in recent years on the healthcare industry, directing attention not only to the conduct of industry participants but also to the cost of healthcare services. In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals and other health care providers. We expect that healthcare costs and other factors will continue to encourage both the development of new laws and regulations and increased enforcement activity.

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

Most of our residential and CTC’s must obtain and maintain accreditation from private entities. Accreditation is generally a requirement for participation in government and private healthcare payment programs. In addition, certain federal and state licensing agencies require that providers be accredited. Joint Commission and Commission on Accreditation of Rehabilitation Facilities (“CARF”) are private organizations that have accreditation programs for a broad spectrum of healthcare facilities. These accreditation programs are intended generally to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. Joint Commission accredits a broad variety of healthcare organizations, including hospitals, behavioral health organizations, nursing and long-term care facilities, ambulatory care centers, laboratories and managed care networks and others, including three of our youth treatment programs. CARF accredits behavioral health organizations providing mental health and alcohol and drug use and addiction services, as well as opiate treatment programs, and many other types of programs. Accreditation by the Joint Commission, CARF or one of the educational accreditation organizations that recognize our youth treatment programs requires an initial application and completion of on-site surveys demonstrating compliance with accreditation requirements. Accreditation is typically granted for a specified period, typically ranging from one to three years, and renewals of accreditation generally require completion of a renewal application and an on-site renewal survey.

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

Fraud, Abuse and Self-Referral Laws

Many of our facilities in our recovery division must comply with a number of laws and regulations because such facilities participate in federal government healthcare payment programs such as Medicare and Medicaid. The anti-kickback provision of the Social Security Act, or the anti-kickback statute, prohibits certain business practices and relationships that may impact the provision and cost of health care services reimbursable by federal health care programs, including the payment or receipt of remuneration for referring patients whose care is paid for by those programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of patients covered by federal health care programs. This includes the purchasing, leasing, ordering or arranging for or recommending the lease, purchase, or order of any services, good, item, or facility for which payment may be made under a federal healthcare program. In addition to the regulating other areas, as discussed below, the Affordable Care Act amended the anti-kickback statute to provide that knowledge of the law or the intent to violate the law is not required and also established that claims arising out of violations of the anti-kickback statute are false claims for purposes of the federal False Claims Act. As a result, dealings by facilities that participate in such government programs with referring physicians and other referral sources, including employment contracts, independent contractor agreements, professional service agreements, joint venture agreements and medical director agreements, are all subject to the anti-kickback statute. The anti-kickback statute has been interpreted broadly by federal regulators and certain courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of federal program business. Violations of the anti-kickback statute may be punished by criminal or civil penalties, including exclusion from federal healthcare programs, imprisonment and give rise to a claim under the False Claims Act. In addition to the federal anti-kickback statute, many states have similar, parallel provisions, sometimes even broader in application. At the federal level, The Office of Inspector General (OIG) of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. The OIG has published regulations describing activities and business relationships that would be deemed not to violate the anti-kickback statute, known as “safe harbor” regulations. We use our best efforts to comply with the federal anti-kickback statute and parallel state statutes, including the use of applicable safe harbors.

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

In 2009, HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increase the penalties for violations of HIPAA. Since the passage of HITECH, enforcement of HIPAA has increased. In May 2011, the Office of Civil Rights of HHS (OCR), tasked with HIPAA enforcement responsibilities, proposed new regulations to implement changes to HIPAA set forth in HITECH. These proposed regulations seek to expend the scope of requirements under HITECH and create a new patient right to an “access report” listing every person who has accessed PHI about the individuals contained in an electronic designated record set. On January 17, 2013 OCR issued final regulations modifying the requirements set forth in the HITECH Act. We anticipate that we will be in full compliance with the new regulations before the compliance date of September 23, 2013, however the new regulations do not address the proposed “access report.” Because we cannot predict the requirements of the final rule regarding access reports, we are unable to assess the impact or cost of compliance with is requirement, at this time.

We have adopted a comprehensive set of privacy and security policies and procedures in accordance with HIPAA requirements, other federal laws and regulations, and state privacy laws. CRC compliance officers and information security officers are responsible for implementing and monitoring compliance with our privacy and security policies and procedures. We also have created an internal web-based HIPAA training program that is mandatory for all employees. We believe that we are in substantial compliance with HIPAA and other privacy and security laws and regulations and are undertaking a full HIPAA audit to determine compliance and areas of improvement. Based on existing regulations and our experience with privacy and security laws and regulations up to this point, we continue to believe that the ongoing costs of complying with HIPAA and HITECH will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Health Planning and Certificates of Need

The construction of new healthcare facilities, the expansion of existing facilities, the transfer or change of ownership of existing facilities and the addition of new beds, services or equipment may be subject to state laws that require prior approval by state regulatory agencies under certificate of need laws. These laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Review of certificates of need and other healthcare planning initiatives may be lengthy and may require public hearings. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license. The states in which we operate that have certificate of need laws include Indiana, West Virginia and North Carolina. We are unable to predict whether we will be required to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in the manner that will increase competition and impact our competitive position.

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

Employees

As of December 31, 2012, we employed 4,019 people throughout the United States, which includes 3,688 full-time employees and 331 part-time employees. There were 2,774 employees in our recovery division, 785 employees in our youth division, and 175 employees in our weight management division. The remaining 285 employees are in corporate management, administration and other services.

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

Business Risks

We are a highly leveraged company which could adversely affect our ability to operate our business.

Our level of indebtedness could adversely affect our ability to meet our obligations under our indebtedness, raise additional capital to fund our operations and to react to changes in the economy or our industry.

A summary of the material terms of our financing agreements can be found in Note 7, of our Notes to Consolidated Financial Statements in this Form 10-K for further information. We are highly leveraged. We have $589.4 million of long-term debt as of December 31, 2012 that matures in late 2015 and early 2016. Our parent company has an additional $187.3 million of long-term debt as of December 31, 2012.

Our substantial indebtedness and the indebtedness of our parent company could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors; and

•	limit our ability to borrow additional funds.

Our ability to make payments, to refinance our indebtedness, to fund acquisitions, and to fund planned capital expenditures and other general corporate matters will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Certain of our borrowings, primarily borrowings under our senior secured credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the remaining variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

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

Economic conditions have negatively impacted our revenues. If the economy deteriorates or if other adverse economic conditions arise such as inflation, it could have a material adverse effect on our business. Tightening credit markets, depressed consumer spending and higher unemployment rates adversely impact certain portions of our business. Substantially all of the revenue from our youth division and weight management programs and certain residential treatment facilities such as Sierra Tucson and our extended care facilities is derived from private-pay funding. In addition, a substantial portion of our revenue from our comprehensive substance abuse treatment clinics is from self-payors. A sustained downturn in the U.S. economy could restrain the ability of our patients and the families of our students to pay for our services in all of our divisions. Other risks that we face as a result of general economic weakness include potential declines in the population covered by health insurance and patient decisions to postpone care. Moreover, reduced revenues as a result of a softening economy may also reduce our working capital and interfere with our long-term business strategy.

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

For 2012, we derived approximately 21% of our revenue from government programs and approximately 79% of our revenue from non-government payors such as self-pay, managed care organizations, private health insurance programs and labor unions. Government payors, such as Medicaid, generally reimburse us on a fee-for-service basis based on predetermined reimbursement rate schedules. As a result, we are limited in the amount we can record as revenue for our services from these government programs, and if we have a cost increase, we typically will not be able to recover this increase. In addition, the federal government and many state governments, are operating under significant budgetary pressures, and they may seek to reduce payments under their Medicaid programs for services such as those we provide. Government payors also tend to pay on a slower schedule. Thus, while approximately 21% of our revenue was attributable to governmental payors, such payors accounted for approximately 38% of our gross accounts receivable as of December 31, 2012. Therefore, if governmental entities reduce the amounts they will pay for our services, or if they elect not to continue paying for such services altogether, our revenue and profitability may decline. In addition, if governmental entities slow their payment cycles further, our cash flow from operations could be negatively affected.

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

We derive a significant portion of our revenue and profitability from key treatment programs located in certain states.

In 2012, facilities located in the following states provided a significant portion of our total revenues:

State	% of total revenue
Pennsylvania	15%
California	12%
North Carolina	12%
Arizona	11%
Utah	8%

If our treatment facilities in these states are adversely affected by changes in regulatory and economic conditions, our revenue and profitability may decline.

Moreover, a decline in the revenue or profitability of our Sierra Tucson facility would likely have a material adverse effect on our revenue and operating results. In 2012, the facility generated approximately 10% of our total revenue and approximately 26% of our operating income before corporate and divisional overhead. We rely primarily on self-payor patients at Sierra Tucson.

As a provider of treatment services, we are subject to claims and legal actions by patients, students, employees and others, which may increase our costs and harm our business.

We are subject to medical malpractice and other lawsuits based on the services we provide. These liabilities may increase our costs and harm our business. A successful lawsuit or claim that is not covered by, or is in excess of, our insurance coverage may increase our costs and reduce our profitability. In addition, treatment facilities and programs that we have acquired, or may acquire in the future, may have unknown or contingent liabilities, including liabilities related to care and failure to comply with healthcare laws and regulations, which could result in large claims, significant defense costs and interruptions to our business. Furthermore, we maintain a $0.5 million deductible per claim under our workers’ compensation insurance, and an increase in workers compensation claims or average claim size may also increase our costs and reduce our profitability. Our insurance premiums have increased year over year and insurance coverage may not be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the healthcare industry.

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

The success of our business depends on our ability to identify, hire and retain a professional team of program directors, addiction counselors, nurses, psychiatrists, physicians, licensed counselors and clinical technicians across our network of treatment facilities. Competition for skilled employees is intense. For example, there are currently national shortages of qualified addiction counselors and registered nurses. The process of locating and recruiting skilled employees with the qualifications and attributes required to treat those suffering from addiction and other behavioral health illnesses can be lengthy and competition for these workers could cause the salaries, wages and benefits we must pay to increase faster than anticipated. Furthermore, many states require specified staff to patient ratios for residential and outpatient treatment facilities. If we are unable to identify, hire and retain sufficient numbers of qualified professional employees, or to continue to offer competitive salaries and benefits, we may be unable to staff our facilities with the appropriate personnel or to maintain required staff ratios and may be required to turn away patients. Certain of our treatment facilities are located in remote geographical areas, far from population centers, which increases this risk. These factors could increase our operating costs, restrain our growth and reduce our revenue.

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

We acquired 2 CTC facilities in 2011 and five outpatient treatment clinics and one youth camp in 2010. Additional acquisitions would expose us to additional business and operating risk and uncertainties, including risks related to our ability to:

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

Accidents resulting in physical injuries to patients or staff, or incidents that attract negative attention to our industry generally, such as those involving death or criminal conduct against or by a patient, could result in regulatory action against us, including but not limited to the suspension of our license, possible legal claims and lost referrals or student withdrawals. No assurance can be given that accidents or other incidents at our programs will not adversely affect our operations.

Borrowers of our loan program may default, resulting in loss.

We maintain a private loan program pursuant to which our students and/or patients who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of our programs. As of December 31, 2012, there were $11.5 million outstanding in loans, net of loan loss reserve. The loans are unsecured. If borrowers default at rates in excess of the loan loss reserve, we will incur losses.

We have a limited history of profitability, have incurred net losses in the past and may incur substantial net losses in the future.

We had an accumulated deficit of $197.1 million at December 31, 2012. We recorded net income of $6.3 million and $2.5 million for 2012 and 2011, respectively, but we recorded a net loss of $46.1 for 2010. We cannot assure that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results.

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

Natural disasters such as hurricanes, earthquakes and floods may adversely affect our operations. Such natural disasters may result in physical damage to or destruction of our programs as well as damage to areas where our patients or referral sources are based. For example, in 2012, Hurricane Sandy resulted in additional expense and loss of business at our Pennsylvania facilities. Such natural disasters may lead to decreased census, decreased revenues and higher operating costs.

Adverse media attention or reports could adversely impact our reputation and impact how our referral sources and payors view us.

In connection with the 2012 presidential election, we, as a Company owned by Bain Capital, came under increased media attention. There were a number of articles attacking the Company. Such adverse media attention could adversely impact our reputation and impact how our referral sources and payors view us.

Deficiencies in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.

We are required to maintain internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. In 2011, a review of inconsistencies in the accounts at one of our recovery residential treatment facilities resulted in the restatement of certain previously issued consolidated financial statements. As of December 31, 2011, we concluded that a material weakness existed in our internal control over financial reporting as discussed in our 2011 Form 10-K. During the year ended December 31, 2012, our management completed the corrective actions to remediate the material weakness. If management identifies any material weakness in the future, their correction could require additional remedial measures which could be costly and time-consuming. In addition, the presence of material weakness could result in material misstatement of our annual or interim consolidated financial statements which in turn could require us to restate our operating results.

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

Failure to comply with these laws and regulations could result in the imposition of significant penalties or require us to change our operations, which may harm our business and operating results. Both federal and state government agencies as well as commercial payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. For example, our New Life Lodge facility is currently responding to a civil investigative demand from the Office of the Attorney General of the State of Tennessee inquiring about possible false claims for payment related to services provided to TennCare recipients for the period 2007 to 2011. The United States Department of Justice is participating in this investigation and also has requested information from New Life Lodge. We are cooperating fully with the investigation. We are unable to predict what action, if any, might be taken by the governmental authorities as a result of this investigation or any potential liability that the Company may incur.

The 2006 Work Plan issued by the Office of Inspector General (“OIG”) includes among the areas that the agency will target for investigation in 2006 a number of services we offer, including Outpatient Alcoholism Services and Freestanding Inpatient Alcoholism Providers. Any investigations of us or our executives or managers could result in significant liabilities or penalties, including possible exclusion from the Medicare or Medicaid programs, as well as adverse publicity.

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

Referrals of patients and relationships with physicians

The federal anti-kickback statute and related regulations prohibit certain offers, payments or receipt of remuneration in return for referring patients covered by Medicaid or other federal healthcare programs or purchasing, leasing, ordering or arranging for or recommending any service, good, item or facility for which payment may be made under a federal healthcare program. Federal physician self-referral legislation, known as the Stark Law, generally prohibits a physician from ordering certain services reimbursable by a federal healthcare program from an entity with which the physician has a financial relationship, unless an exception applies, and prohibits the entity from billing for certain services rendered pursuant to any prohibited referrals. Several of the states in which we operate have laws that are similar to the federal Stark Law and anti-kickback laws and that reach services paid for by private payors and individual patients.

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

Coding and billing rules

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and civil penalties, loss of licenses, loss of payment for past services and exclusion from Medicaid programs, which could harm us. Approximately 21% of our revenue for 2012 consisted of payments from Medicaid and other government programs. In billing for our services to government payors, we must follow complex documentation, coding and billing rules. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes, or in our being ineligible for reimbursement under Medicaid programs. The rules are complex and we submit a large number of claims per year for Medicaid and other federal program payments and we cannot assure that governmental investigators, commercial insurers or whistleblowers will not challenge our practices or that there will be no errors. Any such challenges or errors could result in increased costs and have an adverse effect on our profitability, and could result in a portion of our recorded revenue being uncollectible or subject to repayment to governmental payors.

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

In addition, many states impose similar, and in some cases more restrictive, requirements. For example, some states impose laws governing the use and disclosure of health information pertaining to mental health and/or substance abuse issues that are more stringent than the rules that apply to healthcare information generally. As public attention is drawn to the issues of the privacy and security of medical information, states may revise or expand their laws concerning the use and disclosure of health information, or may adopt new laws addressing these subjects. Failure to comply with these laws could expose us to criminal and civil liability, as well as require us to restructure certain of our operations.

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

In addition, federal, state and local regulations may be enacted that impose additional requirements on our facilities. For example, effective 2011, the state of Indiana adopted additional regulations covering our clinics in Indiana and increasing our operating costs for such clinics. In 2012, the state of Tennessee also adopted additional regulations covering opiate treatment clinics. We have one such clinic in Tennessee and such regulation increased our operating cost for such clinic. Adoption of legislation or the creation of new regulations affecting our facilities could increase our operating costs, restrain our growth and harm our operating results.

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

Many of the provisions of this healthcare legislation have not gone into effect immediately and may be delayed for several years, during which time the bill will be subject to further adjustments through future legislation or even constitutional challenges. This legislation makes significant changes to the U.S. healthcare system by requiring most individuals to have health insurance coverage, and would mandate material changes to the delivery of healthcare services and the reimbursement paid for such services in order to generate savings in the Medicare program. A primary focus of health care reform is to ultimately reduce costs, which could include material reductions in reimbursement paid to us and other healthcare providers. Healthcare reform could increase our operating costs and have a negative impact on third-party payors and insurance companies. Several states are also considering separate healthcare reform measures.

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

Property owners and local authorities have attempted, and may in the future attempt, to use or enact zoning ordinances to eliminate our ability to operate a given treatment facility or program. For example, we attempted to open a clinic in Warren, Maine and the local government enacted a moratorium on all opiate treatment clinics; we are currently in litigation with the town. Local governmental authorities in some cases also have attempted to use litigation and the threat of prosecution to force the closure of certain of our clinics. If any of these attempts were to succeed or if their frequency were to increase, our revenue would be adversely affected and our operating results might be harmed. In addition, such actions may require us to litigate which would increase our costs.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Recovery division. The following tables list our residential and outpatient treatment facilities, as of December 31, 2012.

Program	City	State	Owned /Leased
Inpatient Residential Treatment Facilities

Azure Acres	Sebastopol	CA	Owned
Bayside Marin (with multiple licensed treatment programs)	San Rafael	CA	Leased
Brandywine	Kennett Square	PA	Owned/Leased
Burkwood	Hudson	WI	Owned
Camp Recovery Center	Scotts Valley	CA	Owned
Galax Treatment Center	Galax	VA	Owned
Keystone Treatment Center	Canton	SD	Owned
Life Healing Center	Santa Fe	NM	Owned
New Life Lodge	Burns	TN	Owned
Sierra Tucson	Tucson	AZ	Leased
Sober Living by the Sea—Extended Care	Newport Beach	CA	Leased
Sober Living by the Sea—Sunrise Ranch	Riverside	CA	Leased
Sober Living by the Sea—Victorian	Newport Beach	CA	Leased
Sober Living by the Sea—The Rose	Newport Beach	CA	Leased
Sober Living by the Sea—The Landing	Newport Beach	CA	Leased
Starlite Recovery Center	Center Point	TX	Owned
Twelve Oaks	Navarre	FL	Owned
Wellness Resource Center	Boca Raton	FL	Owned/Leased
White Deer Run (WDR)—Allenwood	Allenwood	PA	Owned
WDR—Blue Mountain	Blue Mountain	PA	Owned
WDR—Lancaster	Lancaster	PA	Leased
WDR—Lebanon	Lebanon	PA	Leased
WDR—Johnstown New Directions	Johnstown	PA	Owned
WDR—Johnstown Renewal Center	Johnstown	PA	Leased
WDR—Torrance	Torrance	PA	Leased
WDR—Williamsburg	Williamsburg	PA	Leased
WDR—Williamsport	Williamsport	PA	Owned
WDR—York/Adams	York	PA	Leased
Wilmington Treatment Center	Wilmington	NC	Owned

Outpatient Treatment Facilities

Azure	Sacramento	CA	Leased
Bayside Marin	San Rafael	CA	Leased
Bayside Marin—San Francisco	San Francisco	CA	Leased
Camp Recovery Center—San Jose	Campbell	CA	Leased
Keystone—Sioux Falls	Sioux Falls	SD	Leased
Sober Living—Costa Mesa	Costa Mesa	CA	Leased
Wilmington	Wilmington	NC	Leased
Wilmington—Myrtle Beach	Myrtle Beach	SC	Leased
WDR—Allentown	Allentown	PA	Leased
WDR—Erie	Erie	PA	Leased
WDR—Harrisburg	Harrisburg	PA	Leased
WDR—Lewisburg	Lewisburg	PA	Leased
WDR—New Castle	New Castle	PA	Leased
WDR—Pittsburgh	Pittsburgh	PA	Leased
WDR—Williamsport	Williamsport	PA	Leased

Recovery division. The following table lists our comprehensive treatment centers by state and number, as of December 31, 2012.

State	Clinics	Owned / Leased
California	12	All clinics leased
Delaware	1	All clinics leased
Georgia	1	Leased
Indiana	5	All clinics leased
Kansas	1	Leased
Louisiana	1	Leased
Maryland	3	All clinics leased
North Carolina	5	All clinics leased
Oregon	5	All clinics leased
Pennsylvania	2	All clinics leased
Tennessee	1	Leased
Virginia	3	All clinics leased
Washington	5	All clinics leased
West Virginia	7	All leased except for one owned property
Wisconsin	5	All clinics leased

Total	57

Youth division. The following table lists our adolescent treatment programs within our youth division as of December 31, 2012.

Program	City	State	Owned /Leased
Residential Treatment Centers

Aspen Institute for Behavioral Assessment	Syracuse	UT	Leased
Island View	Syracuse	UT	Leased
Turn-About Ranch	Escalante	UT	Owned/Leased
Youth Care	Draper	UT	Owned/Leased

Therapeutic Boarding Schools

Academy at Swift River	Cummington	MA	Leased
Copper Canyon Academy	Rimrock	AZ	Leased
Talisman Academy	Hendersonville	NC	Leased
Oakley School	Oakley	UT	Leased
Stone Mountain School	Black Mountain	NC	Leased

Special Learning Needs

Talisman Summer Camps	Zirconia	NC	Leased

Outdoor Programs

Adirondack Leadership Expeditions	Saranac Lake	NY	Leased
Four Circles Recovery Center	Horseshoe	NC	Leased
Outback Therapeutic Expeditions	Lehi	UT	Leased
SUWS of the Carolinas	Old Fort	NC	Leased
SUWS of Idaho	Shoshone	ID	Leased

Weight Management division. The following table lists our eating disorder facilities, residential weight management program, and weight management schools and camps as of December 31, 2012.

Program	City	State	Owned /Leased
Weight Loss Facilities:

Residential Weight Management Program

Structure House	Durham	NC	Owned

Weight Management Schools and Camps

Wellspring Academy of California	Reedley	CA	Leased
Wellspring Family Camp	La Jolla	CA	Leased
Wellspring La Jolla	La Jolla	CA	Leased
Wellspring Florida	Melbourne	FL	Leased
Wellspring New York	Schenectady	NY	Leased
Wellspring Pennsylvania	Scranton	PA	Leased
Wellspring Texas	San Marcos	TX	Leased
Wellspring Woman’s Program	La Jolla	CA	Leased
Wellspring Wisconsin	Platteville	WI	Leased
Wellspring UK	Exeter	UK	Leased

Eating Disorder Facilities

Montecatini	Carlsbad	CA	Owned
Montecatini IOP	Carlsbad	CA	Leased
Center For Hope of the Sierras	Reno	NV	Owned/Leased
Center For Hope of the Sierras IOP	Reno	NV	Leased
Carolina House	Durham	NC	Owned
Carolina House IOP	Raleigh	NC	Leased

Our properties are owned and or leased as designated above. All owned property is subject to a security interest under our senior secured credit facility. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.	Legal Proceedings

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege claims for intentional and negligent infliction of emotional distress, battery, breach of contract and negligence arising out of their treatment in certain programs of our school. We and our subsidiaries, CRC Health Oregon, Inc., Aspen Education Group, Inc. (“ASPEN”) and Mount Bachelor Educational Center, Inc. (“MBA”), are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second and third suit were filed in November 2011 and January 2013, respectively, in Multnomah County Circuit Court in Oregon by 14 former and 13 former students, respectively, also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit and a total of $19.5 million in relief in the third suit. We and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation, filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against MBA and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify MBA, Aspen or CRC. This litigation with Nautilus Insurance Corporation has been stayed pending resolution of the underlying suits against MBA. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and we are vigorously defending the matter.

In a complaint filed in August 2011, a suit against our New Life Lodge facility was brought by Kathy Mauk as administrator of the estate of Lindsey Poteet a/k/a Lindsey Richardson, deceased and on behalf of the wrongful death beneficiary of Lindsey Poteet a/k/a Lindsey Richardson, Arwen Richardson, vs. CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge. The suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. A second suit was brought in December 2012 against our New Life Lodge facility by Charity Comage as administrator of the estate of and on behalf of Savon Kinney, deceased vs CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge, American Behavioral Consultants, LLC and Holly Liter, APN. The second suit alleges negligence and medical malpractice resulting in the wrongful death and seeking a total $14.5 million in compensatory and punitive damages. American Behavioral Consultants, LLC served as an independent contractor for New Life Lodge and Ms. Holly Liter was an employee of American Behavioral Consultants, LLC. Another suit had been filed and is a medical malpractice action for alleged wrongful death and sought $13.0 million in compensatory and punitive damages. This suit was dismissed without prejudice in October 2012. Plaintiff’s counsel may re-file the suit within one year of the dismissal and has indicated he intends to do so. We intend to defend vigorously these lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on our future financial position or results from operations and cash flows, except as discussed above.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. We are a wholly owned subsidiary of CRC Health Group, Inc. which holds all of our outstanding common stock.

ITEM 6.	Selected Financial Data

Set forth below is selected historical consolidated financial information at the dates and for the periods indicated. The summary of historical financial information as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 has been derived from our audited financial statements. The selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes thereto included in Item 8, “Financial Statements and Supplementary Data,” which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods. (All amounts presented below are in thousands.)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statement of Operations Data:
Net client service revenues	$452,276	$442,564	$418,503	$402,594	$420,119
Operating expenses (1)	387,520	374,714	405,820	370,117	501,604

Operating income (loss)	$64,756	$67,850	$12,683	$32,477	$(81,485)
Income (loss) from continuing operations, net of tax	$7,392	$11,742	$(32,649)	$(14,901)	$(121,486)
Loss from discontinued operations, net of tax	(615)	(9,202)	(13,454)	(12,238)	(18,801)

Net income (loss)	6,777	2,540	(46,103)	(27,139)	(140,287)
Less: net loss attributable to the noncontrolling interest	(500)	—	—	(62)	(153)

Net income (loss) attributable to CRC Health Corporation	$6,277	$2,540	$(46,103)	$(27,077)	$(140,134)

Amounts attributable to CRC Health Corporation:
Income (loss) from continuing operations, net of tax	$6,892	$11,742	$(32,649)	$(14,839)	$(121,333)
Loss from discontinued operations, net of tax	(615)	(9,202)	(13,454)	(12,238)	(18,801)

Net income (loss) attributable to CRC Health Corporation	$6,277	$2,540	$(46,103)	$(27,077)	$(140,134)

1.	During 2012, 2010, 2009 and 2008, we recognized $4.8 million, $51.4 million, $32.2 million and $140.5 million, respectively, in non-cash goodwill impairment charges. During 2012, 2011, 2010 and 2008, we recognized $3.8 million, $6.1 million, $9.2 million, and $4.5 million, respectively, in non-cash asset impairments.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance Sheet Data (at period end):
Working capital	$12,050	$6,653	$(9,981)	$(15,972)	$(15,562)
Cash and cash equivalents	19,058	10,183	7,111	4,982	2,540
Total assets	1,036,191	1,038,957	1,039,723	1,108,214	1,171,572
Long-term debt (including current portion)	589,375	601,679	610,026	631,076	653,152
Stockholders’ equity	267,787	264,954	254,973	289,072	304,805
Other Financial Data:
Capital expenditures	19,375	17,410	21,278	12,136	25,517
Cash flows from operating activities	50,263	37,659	45,779	36,165	24,414
Cash flows from investing activities	(18,733)	(19,366)	(21,913)	(11,515)	(39,883)
Cash flows from financing activities	(22,655)	(15,221)	(21,737)	(22,208)	12,891

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a leading provider of treatment services related to substance abuse, troubled youth, and other addiction diseases and behavioral disorders. We deliver our services through three divisions: recovery, youth and weight management. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides therapeutic educational programs to underachieving young people through residential schools and outdoor programs. Our weight management division provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities.

As of December 31, 2012 our recovery division, operated 29 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division operated 15 adolescent and young adult programs in 6 states. Our weight management division operated 17 facilities in 8 states, and one in the United Kingdom.

EXECUTIVE SUMMARY

During 2012 we generated $452.3 million in net client service revenues, an increase of $9.7 million, or 2.2%, as compared to 2011, primarily due to increases of $9.6 million and $3.5 million in our recovery and youth divisions, respectively, offset by a decrease of $3.4 million in our weight management division. Operating income for 2012 was $64.8 million, a decrease of $3.1 million, or 4.6%, from 2011 primarily due to a decrease of $7.5 million in our weight management division, offset by slight increases of $2.8 million and $2.0 million in our youth and recovery divisions, respectively.

The following table presents the sources of consolidated net client service revenues as a percentage of revenue:

	Years ended December 31,
	2012	2011	2010
Private	55.7%	57.0%	60.0%
Commercial	23.4	23.0	20.0
Government	20.9	20.0	20.0

Total	100.0%	100.0%	100.0%

In 2012 we recognized non-cash goodwill impairment of $4.8 million in the weight loss reporting unit of the weight management segment during the three months ended September 30, 2012 and we recorded a non-cash asset impairment related to the trade names, accreditation, referral networks and fixed assets of $3.8 million.

On March 7, 2012, we amended our Credit Agreement to refinance $80.9 million of our term loans that were scheduled to mature on February 6, 2013 with cash proceeds (net of related fees and expenses) from a new tranche of term loans. As a result of this agreement, all term loans under our senior secured credit facility will mature on November 16, 2015. See Note 7 to the consolidated financial statements for more information.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT MANAGEMENT ESTIMATES

Accounts Receivable and Allowance for Doubtful Accounts — Our ability to collect outstanding patient receivables from third party payors is critical to our operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate uncollectible amounts and establish an allowance for doubtful accounts in order to adjust accounts receivable to their estimated net realizable value. In evaluating the collectability of accounts receivable, we consider a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on our policies are written off to the allowance for doubtful accounts.

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

5.	Significant changes in market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

7.	Significant changes in perpetuity growth rate

Our intangible assets not subject to amortization consist of trademarks and trade names, certificates of need, and regulatory licenses. We test these assets for impairment annually, at the beginning of our fourth quarter or more frequently if evidence of possible impairment arises. We apply a fair value-based impairment test to the net book value of the assets using a combination of income and market approaches.

Impairment charges related to goodwill, fixed assets, and intangible assets are included in the consolidated statements of operations under goodwill and asset impairment and loss from discontinued operations, net of tax. See Notes 4 and 5.

Long-Lived Assets and Intangible Assets Subject to Amortization — We test our long-lived and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The assets are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

Our impairment analysis requires judgment with respect to many factors, including future cash flows, success at executing our business strategy, and future revenue and expense growth rates. It is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived and intangible assets subject to amortization for impairment.

Revenue Recognition — Revenue is recognized when rehabilitation and treatment services are provided to a patient. Client service revenue is reported at the estimated net realizable amounts from clients, third-party payors and others for services rendered. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and adjusted in future periods as final settlements are determined. Advance billings for client services are deferred and recognized as the related services are performed. Revenue for educational services provided by our youth and weight management divisions consist primarily of tuition, enrollment fees, alumni services and ancillary charges. Tuition revenue and ancillary charges are recognized based on contracted monthly/daily rates as services are rendered. The enrollment fees for service contracts that are charged upfront are deferred and recognized over the average student length of stay, ranging between 2 and 16 months. Alumni fees revenue represents non-refundable upfront fees for post-graduation services and these fees are deferred and recognized systematically over the contracted life. From time to time, we may provide charity care to a limited number of clients. We do not record revenues or receivables for charity care provided.

Stock-Based Compensation — We measure and recognize compensation expense for all stock-based payment awards, including employee stock options, based on the grant-date fair value. We estimate the fair value of stock options granted using the binomial model in conjunction with Monte Carlo simulation as well as a Black Scholes model. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition (see Note 13).

Income Taxes — The Company accounts for income taxes under the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. For U.S. federal tax return purposes, the Company is part of a consolidated tax return with its Parent, CRC Health Group, Inc., however, the Company’s provision for income taxes is prepared on a stand-alone basis.

The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes based on technical merits.

The Company’s assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, it is subject to the periodic examination of its income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. Although the Company believes its assumptions, judgments and estimates are reasonable, changes in tax laws or its interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in its consolidated financial statements.

The Company’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets, on a jurisdiction by jurisdiction basis, will be realized. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus materially impacting the financial position and results of operations.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment (in thousands):

	Years ended December 31,
	2012	2011	2010
Net revenue:
Recovery	$354,417	$344,780	$326,465
Youth	71,694	68,190	65,200
Weight management	26,095	29,454	26,645
Corporate	70	140	193

Total net revenue	452,276	442,564	418,503
Operating expenses:
Recovery	246,350	238,721	217,855
Youth	76,823	76,088	131,516
Weight management	29,669	25,516	24,656
Corporate	34,678	34,389	31,793

Total operating expenses	387,520	374,714	405,820
Operating income (loss):
Recovery	108,067	106,059	108,610
Youth	(5,129)	(7,898)	(66,316)
Weight management	(3,574)	3,938	1,989
Corporate	(34,608)	(34,249)	(31,600)

Operating income	64,756	67,850	12,683
Interest expense	(48,969)	(45,323)	(43,340)
Other income	1,033	854	472

Income (loss) from continuing operations before income taxes	16,820	23,381	(30,185)
Income tax expense	9,428	11,639	2,464

Income (loss) from continuing operations, net of tax	7,392	11,742	(32,649)
Loss from discontinued operations, net of tax	(615)	(9,202)	(13,454)

Net income (loss)	6,777	2,540	(46,103)
Less: Net loss attributable to noncontrolling interest	(500)	—	—

Net income (loss) attributable to CRC Health Corporation	$6,277	$2,540	$(46,103)

The following table presents comparative facility statistics by segment:

	Years ended December 31,
	2012	2011	2010
Recovery
Residential and outpatient facilities
Revenue (in thousands)	$219,851	$221,565	$207,531
Patient days	564,426	590,038	577,170
Net revenue per patient day	$389.51	$375.51	$359.57
CTCs
Revenue (in thousands)	$134,566	$123,215	$118,934
Patient days	10,345,208	9,796,062	9,628,338
Net revenue per patient day	$13.01	$12.58	$12.35
Youth
Residential facilities
Revenue (in thousands)	$44,968	$42,323	$43,774
Patient days	150,355	150,172	167,917
Net revenue per patient day	$299.08	$281.83	$260.69
Outdoor programs
Revenue (in thousands)	$26,726	$25,867	$21,426
Patient days	53,655	53,694	47,510
Net revenue per patient day	$498.11	$481.75	$450.98
Weight Management
Revenue (in thousands)	$26,095	$29,454	$26,645
Patient days	80,546	92,490	90,189
Net revenue per patient day	$323.98	$318.46	$295.44

Recovery

2012 Compared to 2011

Net client service revenues increased $9.6 million, or 2.8%, primarily due to an $11.4 million increase from our CTC facilities, offset by a $1.7 million decrease in residential and outpatient facilities. The increase in revenues at our CTC facilities was due to a combination of increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts, increased patient days resulting from new CTC facilities that were acquired and opened during the fourth quarter of 2011, and certain rate increases across our facilities. The decrease in revenues at our residential facilities was primarily driven by an admission suspension, in November 2011, at one of our Recovery residential facilities, New Life Lodge. This facility re-opened in April 2012. This decrease in revenues was partially offset by an increase in patient days at our other residential facilities.

Operating expenses increased by $7.6 million, or 3.2%, primarily as a result of increased investment in sales, marketing clinical quality management and finance, as well as increases in salaries and benefits to support the increase in patient days and the new CTC facilities that were acquired and opened in the fourth quarter of 2011. These increases were partially offset by a decrease in operating expenses due to the closure of our New Life Lodge facility during the first quarter of 2012, a decrease in provision for doubtful accounts of $1.5 million, resulting from an improved receivables management, and a decrease of $0.5 million related to an intangible trade name impairment charge recorded in 2011.

2011 Compared to 2010

Revenues increased $18.3 million, or 5.6%, due to $14.0 million and $4.3 million increases from Residential facilities and CTCs, respectively. The increases in recovery residential facilities and in CTC’s were primarily due to an increase in patient days at our facilities and an increase in net revenue per patient day. These increases were partially offset by a decrease in revenues related to the fourth quarter 2011 closure of New Life Lodge. Revenues and operating profits at this facility decreased $4.2 million and $8.0 million, respectively, from 2010 amounts.

Operating expenses increased $20.9 million, or 9.6% primarily due to a $10.7 million increase in supplies, facilities, and other operating costs, an $8.0 million increase in salaries and benefits, a $1.7 million increase in the provision for doubtful accounts, and a $0.5 million increase in non-cash asset impairment charges. Salaries and benefits, as well as supplies, facilities, and other operating costs increased primarily due to an increase in patient days in 2011. The provision for doubtful accounts primarily increased as a result of certain collection issues at certain residential recovery facilities. The non-cash asset impairment charges was related to an indefinite lived trade name intangible asset.

Youth

2012 Compared to 2011

Net client service revenues increased by $3.5 million, or 5.1%, due to increases of $2.6 million, and $0.9 million, in our residential facilities and outdoor programs, respectively. Residential program revenues increased due to a slight increase in patient days and increased revenue per patient day. Outdoor program revenues increased due to increased revenue per patient day, partially offset by a small decrease in patient days.

Operating expenses increased by $0.7 million, or 1.0%, primarily due increases in investment in sales, marketing and clinical quality management of $5.4 million. This increase was offset by decreases in salaries and benefits of $2.5 million, depreciation expense of $0.5 million and asset impairment charges of $1.7 million.

2011 Compared to 2010

Revenues increased $3.0 million, or 4.6%, primarily due to a $4.4 million increase from our outdoor programs, offset by a $1.5 million decrease from our residential programs. The increase in outdoor programs was primarily due to an increase in student days and an increase in net revenue per patient day in 2011. The decrease in youth residential facilities was primarily due to decrease in average length of stay offset by higher tuition rates.

Operating expenses decreased by $55.4 million, or 42.2%, primarily due to a $54.8 million decrease in non-cash asset and goodwill impairment charges taken in 2010 and a $1.4 million decrease in depreciation and amortization expenses, partially offset by a $0.9 million increase in salaries and benefits. During 2011, we recorded a $3.5 million non-cash impairment charge for impairment of long lived assets and intangible assets subject to amortization compared to non-cash asset and goodwill impairment charges of $60.4 million recorded in 2010. Depreciation and amortization expenses decreased primarily due to lower depreciable assets during 2011 as a result of non-cash asset impairments charges in 2010. Salaries and benefits increased primarily due to an increase required to support increases in student days.

Weight Management

2012 Compared to 2011

Net client service revenues decreased by $3.4 million, or 11.4%, primarily due to a 12.9% decrease in patient days resulting from a decline in enrollment at our weight loss programs, partially offset by an increase in revenue per patient day.

Operating expenses increased by $4.2 million or 16.3%. This increase was due primarily to a goodwill impairment charge of $4.8 million in 2012, the effects of which were partially offset by a decrease in certain non-recurring expenses and a decrease in operating costs at our weight loss programs due to cost reduction efforts taken in response to the decline in enrollment.

2011 Compared to 2010

Revenues increased $2.8 million, or 10.5%, due to an increase in patient days and net revenue per patient day at our eating disorder facilities and summer weight loss camps.

Operating expenses increased by $0.9 million, or 3.5%, to support an increase in patient days.

Corporate

2012 Compared to 2011

Operating expenses increased by $0.3 million, or 1%. This increase is primarily due to an increase in professional fees, partially offset by a decrease in debt financing costs as well as a reduction in other operating expenses.

2011 Compared to 2010

Operating expenses increased by $2.6 million to $34.4 million in 2011 from $31.8 million in 2010, primarily due to a $2.3 million increase in supplies, facilities, and other operating costs and a $0.6 million increase in depreciation expenses. Supplies, facilities, and other operating costs increased primarily due to increased legal fees restatement, an increase in recruitment fees due to costs related to the hiring of new executive officers in 2011, and costs related to the re-financing of our debt in January 2011.

Interest expense

The following table summarized the components of total interest expense (in thousands):

	Years ended December 31,
	2012	2011	2010
Contractual interest on total debt	$43,928	$41,728	$39,463
Amortization of debt discount and capitalized financing costs	5,602	4,054	4,244
Interest capitalized to property and equipment, net	(561)	(459)	(367)

Total interest expense	$48,969	$45,323	$43,340

Total interest expense, which includes accrued interest debt instruments and amortization of debt discounts and capitalized financing costs, increased during 2012, as compared to 2011 primarily due to the March 7, 2012 refinancing of the Term Loans B-1 with a new term loan at a higher interest rate. The interest rate on the new Term Loans B-3 at December 31, 2012 was 8.5%, while the interest rate of the Term Loans B-1 was 2.8% prior to the refinancing.

Interest expense increased during 2011, as compared to 2010 primarily due to an increase in interest rates on our term loans and revolving credit facility which were refinanced in 2011. The interest rates of the term loans ranged from 2.8% to 5.1% at December 31, 2011, while the interest rate on the term loans was 2.6% at December 31, 2010. The interest rates under the revolving line of credit ranged from 2.9% to 4.6% at December 31, 2011, while the interest rate at December 31, 2010 was LIBOR plus 2.5%.

Other income

During 2012, 2011, and 2010, we recorded other income of $1.0 million, $0.9 million, and $0.5 million, respectively. Other income is comprised of interest income from our Loan Program and the annual increases primarily represent higher income from an increase in the outstanding loan balance.

Income tax expense

The following table compares income tax expense (benefit) and effective tax rates from continuing operations (in thousands except for percentages).

	Years Ended December 31,
	2012	2011	2010
Income tax expense	$9,428	$11,639	$2,464
Effective tax rate	56.1%	49.8%	(8.1)%

The increase in the effective tax rate for 2012, as compared to 2011, is due primarily to the impairment of non-deductible goodwill.

Discontinued operations, net of tax

During 2012 we classified two facilities as discontinued operations: one in our youth division and the other in our weight management division. During 2011 we classified 14 facilities as discontinued operations, of which seven were in the recovery division and seven were in the youth division. During 2010 we classified one of our facilities in the recovery division as discontinued operations.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Years ended December 31,
	2012	2011	2010
Net client service revenues	$2,668	$13,415	$26,116

Operating expenses	6,132	25,599	36,377
Asset impairment	—	2,905	11,981
Interest expense	(1)	(5)	(7)
Loss on disposal of discontinued operations	(270)	—	—
Other income	—	—	1

Loss before income taxes	(3,735)	(15,084)	(22,248)
Income tax benefit	(3,120)	(5,882)	(8,794)

Loss from discontinued operations	$(615)	$(9,202)	$(13,454)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are from operating activities and the related payments from self-pay patients, students, commercial payors and government programs for treatment services, as well as our revolving line of credit. We receive most of our cash from self-payors in advance or upon completion of treatment. Cash from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services.

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$50,263	$37,659	$45,779
Net cash used in investing activities	(18,733)	(19,366)	(21,913)
Net cash used in financing activities	(22,655)	(15,221)	(21,737)

Net increase in cash	$8,875	$3,072	$2,129

2012 Compared to 2011

The Company’s operating activities provided cash of $50.3 million for 2012, compared to cash provided of $37.7 million for 2011. The increase of $12.6 million was primarily due to improved accounts receivable collection efforts in 2012, as well as increases from prepaid expenses and accrued liabilities in 2012.

Cash used in investing activities of $18.7 million for 2012, compared to cash used of $19.4 million for 2011. The decrease of $0.7 million was primarily due to a $2.0 million acquisition in 2011, an increase in cash proceeds from the sale of property and equipment in 2012 as compared to 2011 and an increase in capital expenditures of $2.0 million in 2012 relative to 2011.

Cash used in financing activities was $22.7 million for 2012, compared to cash used of $15.2 million for 2011. This increase of $7.5 million was primarily due to an increase in net repayments of $12.0 million on our revolving line of credit, a $3.2 million increase in capital distributed to parent largely due to a $10.2 million payment for the Parent’s debt obligations in 2012, and an increase of $0.5 million due to the redemption of noncontrolling interest in July 2012. These increases were partially offset by a decrease in net repayments of long-term debt of $8.6 million.

2011 Compared to 2010

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

Financing and Liquidity

A significant portion of our cash generated from operations goes to service our debt and maintain our facilities. We anticipate that cash generated by current operations, the remaining funds available under the revolving portion of our senior secured credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months.

In addition, we may expand existing treatment facilities and build or acquire new facilities. Management continually assesses our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions, additions of property and equipment, or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional treatment facilities. Over the next 12 months, we expect to spend approximately $25.0 million for capital expenditures, of which $14.2 million relates to discretionary facility expansion projects, systems upgrades and other related initiatives.

Credit Agreement — Please refer to Note 7 of our Notes to Consolidated Financial Statements in this Form 10-K for further information about our long-term debt borrowing arrangements.

Under the terms of our borrowing arrangements, we are required to comply with various covenants. We are required to maintain a minimum Adjusted EBITDA, as defined in our borrowing arrangements, to maintain a minimum interest expense coverage ratio of 2.0 to 1 and to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents exceeding $0.5 million) to Adjusted EBITDA ratio of 6.75 to 1. As of December 31, 2012, we were in compliance with these covenant requirements.

The following table shows that we are in compliance with covenant requirements under the terms of our borrowing arrangements at December 31, 2012, 2011 and 2010 (dollars are in thousands):

	Years Ended December 31,
	2012	2011	2010
Total Adjusted Debt (1)	$570,996	$592,391	$605,327
Cash Interest Expense (2)	42,144	41,293	39,079
Adjusted EBITDA (2)	102,279	104,565	103,434
Debt Covenant Ratios
Leverage Ratio (3)	5.58	5.65	5.85
Maximum Required Leverage Ratio per Credit Facility	6.75	6.75	6.75
Interest Coverage Ratio (4)	2.43	2.54	2.65
Minimum Required Interest Coverage Ratio per Credit Facility	2.00	2.00	2.00

1)	The Consolidated Total Debt is defined as the aggregate principal amount of indebtedness outstanding on such date, determined on a consolidated basis, consisting of borrowed money, capitalized leases, promissory notes or similar instruments minus cash and cash equivalents in excess of $500,000 (cash reserve). The Total Adjusted Debt includes debt of discontinued operations of $179, $395, and $1,912 at December 31, 2012, 2011, and 2010 respectively.
2)	Calculated over the four trailing quarters.
3)	Leverage ratio is defined as Consolidated Total Debt divided by the Adjusted EBITDA for the respective four trailing quarters.
4)	Interest coverage ratio is defined as our Adjusted EBITDA for the respective four trailing quarters divided by the cash interest expense over the same period.

The computation of Adjusted EBITDA, as defined by the covenants in our term loans, is provided below solely to provide an understanding of the impact that Adjusted EBITDA has on our ability to comply with certain covenants in our borrowing arrangements that are tied to these measures and to borrow under the credit facility. Adjusted EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to our Adjusted EBITDA.

The following table reconciles our net income (loss) to our Adjusted EBITDA (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$6,277	$2,540	$(46,103)
Depreciation and amortization (1)	20,445	19,762	20,947
Income tax expense (benefit) (1)	6,307	5,758	(6,330)
Interest expense (1)	48,970	45,328	43,347

EBITDA	81,999	73,388	11,861
ADJUSTMENTS TO EBITDA:
Discontinued operations	2,054	4,183	3,672
Asset impairment (1)	3,813	9,009	21,163
Goodwill impairment	4,840	—	52,723
Non-impairment restructuring activities (1)	1,516	9,701	6,881
Stock-based compensation expense	2,317	3,384	3,322
Foreign exchange translation	(45)	42	15
Gain (loss) on fixed asset disposal (1)	1,249	(117)	158
Management fees	3,009	2,545	3,490
Non-recurring legal costs	1,334	254	—
Debt costs	362	1,130	271
Other non-cash charges and non-recurring costs, net	(169)	1,046	(122)

Total pro forma adjustments to EBITDA	20,280	31,177	91,573

ADJUSTED EBITDA	$102,279	$104,565	$103,434

(1)	Includes amounts related to both continuing operations and discontinued operations.

Off-Balance Sheet Obligations

As of December 31, 2012, our off-balance sheet obligations consisted of $9.5 million in letters of credit and $0.3 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

The following table sets forth our contractual obligations as of December 31, 2012 (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Term loans, including interest (i)	$450,745	$26,490	$424,255	$—	$—
Revolving line of credit, including interest (ii)	30,395	1,180	29,215	—	—
Senior subordinated notes, including interest (iii)	244,004	19,059	38,119	186,826	—
Interest Rate Swap	133	133	—	—	—
Seller notes, including interest (iv)	183	183	—	—	—
Operating leases	98,199	16,926	26,264	15,171	39,838
Consulting agreements and other service contracts	7,335	5,612	1,478	245	—
Liability for income taxes associated with uncertain tax positions	2,220	—	—	—	2,220

Total obligations	$833,214	$69,583	$519,331	$202,242	$42,058

(i)	The interest rate used to calculate the future contractual commitments for the B-2 Term Loan was the 4.50% margin plus the one month LIBOR rate at December 31, 2012. The B-2 Term Loan interest rate used was 4.71%. The interest rate used to calculate the future contractual commitments for the B3 Term Loan was the 7.00% margin plus the 1.50% base rate. The B-3 Term Loan interest rate used was 8.50%.
(ii)	The interest rate used to calculate the future contractual commitments for the Revolving Line of Credit was the 4.00% margin plus the three month LIBOR rate at December 31, 2012. The Revolving Line of Credit interest rate used was 4.31% which was the interest rate at December 31, 2012.
(iii)	Stated interest rate of 10.75% per the indenture used to calculate future contractual commitments for the Senior Subordinated Notes.
(iv)	Seller notes are related to discontinued operations.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure relates to the term loans outstanding under our amended and restated senior secured credit facility. As of December 31, 2012 we have $385.9 million in term loans outstanding, bearing interest at variable rates. A hypothetical quarter point increase or decrease in market interest rates compared to the interest rates at December 31, 2012 would result in a $1.0 million change in annual interest expense on our term loans. We also have a revolving credit facility, which provides for borrowings of up to $63.0 million, which bears interest at variable rates. Assuming the revolving line of credit is fully drawn, each quarter point change in interest rates compared to the interest rates at December 31, 2012 would result in a $0.2 million change in the annual interest expense on our revolving credit facility. This market risk has been mitigated by the use of an interest rate derivative as of December 31, 2012. See Notes to Consolidated Financial Statements – Note 8. Derivatives and Hedging Activities for more information.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CRC Health Corporation:

We have audited the accompanying consolidated balance sheets of CRC Health Corporation and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CRC Health Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California
April 1, 2013

CRC HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,058	$10,183
Restricted cash	364	328
Accounts receivable, net	36,737	36,196
Prepaid expenses	4,781	8,372
Other current assets	2,591	2,638
Income taxes receivable	1,109	516
Deferred income taxes	6,352	6,365
Current assets of discontinued operations	2,623	1,261

Total current assets	73,615	65,859

Property and equipment, net	130,381	126,840
Goodwill	518,953	523,792
Other intangible assets, net	292,846	301,347
Other assets, net	20,396	21,119

Total assets	$1,036,191	$1,038,957

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,801	$4,994
Accrued payroll and related expenses	18,333	14,712
Accrued interest	9,412	8,193
Accrued expenses	8,721	9,134
Current portion of long-term debt	4,840	7,050
Deferred revenue	9,494	10,313
Other current liabilities	1,592	2,299
Current liabilities of discontinued operations	2,372	2,511

Total current liabilities	61,565	59,206

Long-term debt	584,535	594,629
Other long-term liabilities	8,740	8,331
Long-term liabilities of discontinued operations	6,275	6,797
Deferred income taxes	107,289	105,040

Total liabilities	768,404	774,003

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value—1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	464,932	468,305
Accumulated deficit	(197,074)	(203,351)
Accumulated other comprehensive loss	(71)	—

Total equity	267,787	264,954

Total liabilities and stockholders’ equity	$1,036,191	$1,038,957

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years ended December 31,
	2012	2011	2010
Net client service revenues	$452,276	$442,564	$418,503

Operating expenses:
Salaries and benefits	215,530	206,943	198,285
Supplies, facilities and other operating costs	135,422	133,120	119,374
Provision for doubtful accounts	7,661	8,962	7,336
Depreciation and amortization	20,254	19,585	20,291
Goodwill and asset impairment	8,653	6,104	60,534

Total operating expenses	387,520	374,714	405,820

Operating income	64,756	67,850	12,683
Interest expense	(48,969)	(45,323)	(43,340)
Other income	1,033	854	472

Income (loss) from continuing operations before income taxes	16,820	23,381	(30,185)
Income tax expense	9,428	11,639	2,464

Income (loss) from continuing operations, net of tax	7,392	11,742	(32,649)
Loss from discontinued operations, net of tax	(615)	(9,202)	(13,454)

Net income (loss)	6,777	2,540	(46,103)
Net loss attributable to noncontrolling interest	(500)	—	—

Net income (loss) attributable to CRC Health Corporation	$6,277	$2,540	$(46,103)

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$6,777	$2,540	$(46,103)
Other comprehensive income (loss):
Net change in unrealized gain on cash flow hedges (net of tax of $46 in 2012, $1,391 in 2011 and $1,905 in 2010)	(71)	2,106	2,869

Total comprehensive income (loss)	6,706	4,646	(43,234)
Comprehensive loss attributable to noncontrolling interest	(500)	—	—

Comprehensive income (loss) attributable to CRC Health Corporation	$6,206	$4,646	$(43,234)

See notes to consolidated financial statements

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—January 1, 2010	1,000	$—	$453,835	$(159,788)	$(4,975)	$289,072
Net loss attributable to CRC Health Corporation	—	—	—	(46,103)	—	(46,103)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2,869	2,869
Capital contributed by Parent, net	—	—	9,135	—	—	9,135

BALANCE—December 31, 2010	1,000	—	462,970	(205,891)	(2,106)	254,973

Net income attributable to CRC Health Corporation	—	—	—	2,540	—	2,540
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2,106	2,106
Capital contributed by Parent, net	—	—	5,335	—	—	5,335

BALANCE—December 31, 2011	1,000	—	468,305	(203,351)	—	264,954

Net income attributable to CRC Health Corporation	—	—	—	6,277	—	6,277
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(71)	(71)
Capital distributed to Parent, net	—	—	(3,373)	—	—	(3,373)

BALANCE—December 31, 2012	1,000	$—	$464,932	$(197,074)	$(71)	$267,787

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,777	$2,540	$(46,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,445	19,762	20,947
Amortization of debt discount and capitalized financing costs	5,602	4,054	4,244
Goodwill and asset impairment	8,653	9,010	73,887
Gain on interest rate swap agreement	—	(38)	(350)
Loss (gain) on disposal of property and equipment	1,249	(117)	157
Provision for doubtful accounts	7,939	9,257	7,537
Stock-based compensation	2,317	3,384	3,322
Deferred income taxes	(250)	(1,034)	(12,642)
Changes in assets and liabilities:
Restricted cash	(36)	218	(126)
Accounts receivable	(8,272)	(13,674)	(7,339)
Prepaid expenses	3,587	167	(1,129)
Income taxes	(594)	3,899	5,825
Other current assets	47	(715)	(453)
Accounts payable	723	632	1,207
Accrued liabilities	4,777	1,686	410
Other current liabilities	(1,575)	(2,058)	(3,053)
Other long-term assets	(985)	(2,290)	(3,731)
Other long-term liabilities	(141)	2,976	3,169

Net cash provided by operating activities	50,263	37,659	45,779

Cash flows from investing activities:
Additions of property and equipment	(19,375)	(17,410)	(21,278)
Proceeds from sale of property and equipment	783	170	81
Acquisition of businesses, net of cash acquired	(141)	(2,000)	(716)
Other	—	(126)	—

Net cash used in investing activities	(18,733)	(19,366)	(21,913)

Cash flows from financing activities:
Borrowings of long-term debt	84,094	—	—
Repayment of long-term debt	(88,130)	(12,628)	(9,134)
Borrowings on revolving line of credit	18,000	9,500	19,500
Repayments on revolving line of credit	(27,500)	(7,000)	(32,000)
Capital distributed to Parent, net	(5,690)	(2,523)	(10)
Capitalized financing costs	(2,858)	(3,169)	(93)
Acquisition of non-controlling interest	(500)	—	—
Excess tax benefit from stock options	—	599	—
Other	(71)	—	—

Net cash used in financing activities	(22,655)	(15,221)	(21,737)

Net increase in cash and cash equivalents	8,875	3,072	2,129
Cash and cash equivalents—Beginning of year	10,183	7,111	4,982

Cash and cash equivalents—End of year	$19,058	$10,183	$7,111

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,508	$411	$982

Payable related to acquisition	$11	$—	$279

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,144	$41,293	$39,079

Cash paid for income taxes, net of refunds	$1,449	$2,358	$486

See notes to consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications: Discontinued Operations — The Consolidated Statements of Operations have been reclassified for all periods presented to reflect the presentation of two closed facilities as discontinued operations (see Note 16). Unless noted otherwise, discussions in the notes to the consolidated financial statements pertain to continuing operations.

Out of Period Adjustments —

During the quarter ended December 31, 2012, the Company determined that:

•

Certain leasehold improvement costs incurred at our lease facilities were being depreciated over their estimated useful life from 2006 through 2011, but should have been depreciated over the shorter remaining lease term. The difference between the actual depreciation expense recognized during this time period and the depreciation expense that should have been recognized using the remaining lease term was not material to the results of operations or financial position as of or for any of the previous years or to 2012. Consequently, the Company recorded an adjustment to reflect additional depreciation expense of $0.6 million in “supplies, facilities and other operating costs,” in the Consolidated Statement of Operations during the fiscal period ended December 31, 2012.

•

Certain deferred income taxes related to goodwill, property and equipment, tax basis and various other items should have been recorded in income tax expense related to continuing operations from 2006 through 2011. Because the amount was not material to the results of operations or financial position as of and for any of the previous years or to 2012, the Company recorded an adjustment to reflect additional income tax expense related to continuing operations of $0.6 million in the Consolidated Statement of Operations in 2012.

During the quarter ended June 30, 2012, the Company determined that:

•

The (i) Consolidated Statements of Operations for the year ended December 31, 2011 included $0.9 million in “supplies, facilities and other operating costs” that should have been recorded in “net loss attributable to noncontrolling interest,” and (ii) the Consolidated Balance Sheets as of December 31, 2011 included such $0.9 million in “accrued liabilities” that should have been presented outside of permanent equity as “redeemable noncontrolling interest” (see Note 11). Because the amount was not material to the results of operations or financial position as of or for the fiscal year ended December 31, 2011 or to 2012, the Company recorded an adjustment to decrease “supplies, facilities, and other operating costs” of $0.9 million to reflect an expense in “Net loss attributable to noncontrolling interest,” in the Consolidated Statement of Operations in 2012.

•

Leasehold improvements aggregating $0.4 million should have been written off and included in “supplies, facilities and other operating costs” from 2009 through 2011. Because the amount was not material to the results of operations or financial position as of and for any of the previous years or to 2012, the Company recorded an adjustment to reflect an expense of $0.4 million in “supplies, facilities and other operating costs,” in the Consolidated Statement of Operations in 2012.

•

Management fees payable to the Company’s principal shareholder of $0.7 million related to reimbursement in connection with services provided pursuant to the management agreement should have been expensed in “supplies, facilities and other operating costs” in 2011. Because the amount was not material to the results of operations or financial position as of or for the year ended December 31, 2011 or to 2012, the Company recorded an adjustment to record such expense of $0.7 million in “supplies, facilities and other operating costs,” in the Consolidated Statement of Operations in 2012.

The net impact of the out of period adjustments described above decreased “operating income” by $0.8 million, increased “income tax expense” related to continuing operations by $0.3 million, decreased “income from continuing operations, net of tax” by $1.1 million and increased “net loss attributable to noncontrolling interest” by $0.9 million, in 2012.

Summary of Significant Accounting Policies

Cash and Cash Equivalents — Cash includes amounts in demand accounts. At December 31, 2012 and 2011 substantially all cash was on deposit with financial institutions. Cash equivalents are short-term investments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts — The Company’s ability to collect outstanding patient receivables from third party payors is critical to its operating performance and cash flows. The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. The Company estimates uncollectible accounts and establishes an allowance for doubtful accounts in order to adjust accounts receivable to estimated net realizable value. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including the age of the accounts, historical collection experience, current economic conditions, and other relevant factors. Accounts receivable that are determined to be uncollectible based on the Company’s policies are written off to the allowance for doubtful accounts. The following schedule reflects activity associated with the Company’s allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Allowance for Doubtful Accounts
Balance—beginning of the period	$6,476	$5,408	$5,355
Provision for doubtful accounts	7,661	8,985	7,372
Write-off of uncollectible accounts	(9,000)	(7,917)	(7,319)

Balance—end of the period	$5,137	$6,476	$5,408

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

5.	Significant changes in market multiples utilized in the valuation process

6.	Significant decrease in market value of comparable companies

7.	Significant changes in perpetuity growth rate

The Company’s intangible assets not subject to amortization consist of trademarks and trade names, certificates of need, and regulatory licenses. The Company tests these assets for impairment annually, at the beginning of its fourth quarter or more frequently if evidence of possible impairment arises. The Company applies a fair value-based impairment test to the net book value of the assets using a combination of income and market approaches.

Impairment charges related to goodwill, intangible assets and fixed assets are included in the consolidated statements of operations under goodwill and asset impairment and loss from discontinued operations, net of tax. See Note 5.

Long-Lived Assets and Intangible Assets Subject to Amortization — The Company tests its long-lived and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The assets are tested for impairment at the facility level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods.

The Company’s analysis requires judgment with respect to many factors, including future cash flows, success at executing its business strategy, and future revenue and expense growth rates. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its long-lived and intangible assets subject to amortization for impairment.

Capitalized Financing Costs — Costs to obtain long-term debt financing are capitalized and amortized over the expected life of the debt instrument. Net capitalized financing costs are included in the Company’s consolidated balance sheet under other assets. Amortization expenses are included in the Company’s consolidated statement of operations under interest expense. Capitalized financing costs, net as of December 31, 2012 and 2011 were approximately $8.4 million and $10.2 million, respectively.

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

Advertising Costs — Advertising costs, included in supplies, facilities and other operating costs, are expensed, as incurred. Advertising costs for 2012, 2011 and 2010, were approximately $1.1 million, $1.4 million, and $2.3 million, respectively.

Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards, including employee stock options, based on the grant-date fair value. The Company estimates the fair value of stock options granted using the binomial model in conjunction with Monte Carlo simulation as well as a Black Scholes model. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition (see Note 13).

Income Taxes — The Company accounts for income taxes under the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. For U.S. federal tax return purposes, the Company is part of a consolidated tax return with its Parent, CRC Health Group, Inc., however, the Company’s provision for income taxes is prepared on a stand-alone basis.

The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes based on technical merits.

The Company’s assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, it is subject to the periodic examination of its income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. Although the Company believes its assumptions, judgments and estimates are reasonable, changes in tax laws or its interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in its consolidated financial statements.

The Company’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets, on a jurisdiction by jurisdiction basis, will be realized. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from estimates, thus materially impacting the financial position and results of operations.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are maintained with financial institutions in the United States of America and the United Kingdom. At times, deposits in these institutions may exceed federally insured limits. As of December 31, 2012, approximately 38% and 21% of gross accounts receivable and net client service revenue, respectively, and as of December 31, 2011, approximately 39% and 21% of gross accounts receivable and net client service revenue, respectively, were derived from county, state and federal contracts under Medicaid and other programs. In the event of cancellation or curtailment of these programs or default on these accounts receivable, the Company’s operating results and financial position would be adversely affected. The Company performs ongoing credit evaluations of its third-party insurance payors’ financial condition and generally requires advance payment from its clients who do not have verifiable insurance coverage. The Company maintains an allowance for doubtful accounts to cover potential credit losses based upon the estimated collectability of accounts receivable.

Interest Rate Swaps — The fair value of the interest rate swaps were estimated based upon terminal value models. The effective portion of changes in the fair value of interest rate swaps designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. In conjunction with our variable rate indebtedness, we entered into an interest rate swap agreement on December 31, 2012 in the amount of $200.0 million to exchange floating for fixed interest rate payments to reduce interest rate volatility. There were no outstanding interest rate swaps as of December 31, 2011. The Company had interest rate swaps as of December 31, 2010 of $210.0 million which matured on March 31, 2011 and June 30, 2011. See Note 8 for additional disclosure on interest rate swaps.

Other Comprehensive Income — Other comprehensive income (“OCI”) includes gains and losses that are excluded from net income and are recorded directly as a component of stockholders’ equity. For the years ended December 31, 2012, 2011 and 2010, the effective portion of changes in fair value of the interest rate swaps designated as cash flow hedges was recorded as other comprehensive income.

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

Assets and liabilities measured at fair value on a recurring basis—The Company valued its interest rate swaps using terminal values which were derived using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions at the valuation date. These instruments were allocated to Level 2 on the fair value hierarchy because the critical inputs into these models, including the relevant yield curves and the known contractual terms of the instrument, were readily available. The fair value of liabilities measured at fair value on a recurring basis as of December 31, 2012 was $0.1 million. See Note 9 for disclosure of fair value measurements and impact of unrealized gain or loss on earnings.

Assets and liabilities measured at fair value on a non-recurring basis—The Company measures, on a non-recurring basis, its long-lived assets and indefinite-lived intangible assets at fair value when performing impairment assessments under the relevant accounting guidance. Nonfinancial liabilities for facility exit activities are also measured at fair value on a non-recurring basis. These instruments were allocated to Level 3 on the fair value hierarchy because the critical inputs into these models are unobservable.

Loan Program — The Company considers the purchase commitments as off-balance sheet arrangements and maintains restricted cash for the fulfillment of its Loan Program note purchase commitments. Restricted cash is recorded on the Company’s consolidated balance sheets under restricted cash. Loan Program notes are recorded under other current assets and other assets on the Company’s consolidated balance sheets. The Company has the intent and ability to hold these loan notes to maturity. Interest income related to the Loan Program notes is included in other income in the consolidated statements of operations.

The Company established a loan loss reserve to account for non-performing Loan Program notes. The Company has utilized a variety of data from the consumer and education loan industry to establish its initial loan loss reserve. On a periodic basis, the Company evaluates the adequacy of the allowance based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

NOTE 2. ACQUISITIONS

2012 Acquisitions

For the year ended December 31, 2012, the Company did not make any acquisitions.

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

The purchase price for each acquisition above was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company has included the acquired entities’ results of operations in the consolidated statements of operations from the date of each acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

NOTE 3. LOAN PROGRAM

The Company has created a private loan program (“the Loan Program”) pursuant to which students and/or patients (“the Borrowers”) who meet predetermined credit standards can obtain third-party financing to pay a portion of the cost of participating in certain of the Company’s programs. The Company initiated this program in response to the lack of credit availability for its students/patients, particularly in the youth division, to secure financing to access the Company’s services. The Loan Program allows the Company to issue loans to maintain a loan pool balance, in aggregate, of up to $20.0 million.

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

The Company purchases the Loan Program notes and as of December 31, 2012, had cumulatively purchased approximately $19.4 million in notes with a weighted average interest rate of 6.7% and a maximum remaining amortization period of 20 years. The Loan Program notes receivables (net of loan loss reserves) were $11.5 million as of December 31, 2012 and had an average interest rate of 8.18%. The Loan Program notes receivable (net of loan loss reserves) were $10.4 million at December 31, 2011 and had an average interest rate of 7.92%. Interest income related to the Loan Program notes was $1.0 million, $0.8 million, and $0.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The following schedule reflects activity associated with the Company’s loan loss reserve (in thousands):

	Years Ended December 31,
	2012	2011	2010
Loan Loss Reserve Account:
Balance—beginning of the period	$1,308	$916	$219
Provision for loan loss	342	392	697

Balance—end of the period	$1,650	$1,308	$916

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011
Land	$21,373	$21,373
Building and leasehold improvements	109,111	108,928
Furniture and fixtures	14,162	13,519
Computer equipment	16,033	14,576
Computer software	25,089	18,843
Equipment	7,619	8,071
Construction in progress	11,509	5,986

	204,896	191,296
Less accumulated depreciation	(74,515)	(64,456)

Property and equipment—net	$130,381	$126,840

Depreciation expense was $15.0 million, $14.1 million, and $13.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Asset Impairment

For 2012, 2011 and 2010, the Company recognized non-cash impairment charges of $0.5 million, $1.8 million and $6.3 million, respectively, related to the impairment of property and equipment, of which zero, $0.7 million, and $2.6 million, respectively, have been classified as discontinued operations.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes to goodwill by reportable segment are as follows (in thousands):

	Recovery		Youth		Weight Management		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Balance as of January 1
Goodwill	$504,656	$502,671	$225,458	$225,458	$19,760	$19,760	$749,874	$747,889
Accumulated impairment losses	(624)	(624)	(225,458)	(225,458)	—	—	(226,082)	(226,082)

Balance as of January 1	$504,032	$502,047	$—	$—	$19,760	$19,760	$523,792	$521,807
Activity during the year:
Goodwill additions	—	1,985	—	—	—	—	—	1,985
Goodwill impairment	—	—	—	—	(4,840)	—	(4,840)	—
Balance as of December 31
Goodwill	504,656	504,656	225,458	225,458	19,761	19,760	749,875	749,874
Accumulated impairment losses	(624)	(624)	(225,458)	(225,458)	(4,840)	—	(230,922)	(226,082)

Balance as of December 31	$504,032	$504,032	$—	$—	$14,921	$19,760	$518,953	$523,792

Goodwill Impairment

2012 Goodwill Impairment — Due to the decline in enrollment and revenues at the Company’s weight loss reporting unit during the three months ended September 30, 2012 and lowered forecasted future cash flows, the Company tested its weight loss reporting unit for possible impairment. As a result of this preliminary analysis, the Company recognized non-cash goodwill impairment of $4.8 million in the weight loss reporting unit during the year ended December 31, 2012. Such goodwill impairment charge is management’s best estimate of the impairment loss. At December 31, 2012, in the weight loss reporting unit had $2.4 million of remaining goodwill. The Company finalized its annual goodwill impairment during the fourth quarter of 2012 and concluded there was no further goodwill impairment to be recognized in 2012.

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

Intangible Assets

Total intangible assets at December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Referral network	$16,212	$(4,965)	$11,247	$17,177	$(4,402)	12,775
Accreditations	6,570	(2,013)	4,557	7,142	(1,831)	5,311
Curriculum	4,650	(1,424)	3,226	4,650	(1,191)	3,459
Government contracts (including Medicaid)	34,967	(16,124)	18,843	34,967	(13,793)	21,174
Managed care contracts	14,500	(10,060)	4,440	14,500	(8,605)	5,895

Total intangible assets subject to amortization:	$76,899	$(34,586)	$42,313	$78,436	$(29,822)	$48,614

Intangible assets not subject to amortization:
Trademarks and trade names			168,432			170,632
Certificates of need			44,600			44,600
Regulatory licenses			37,501			37,501

Total intangible assets not subject to amortization			250,533			252,733

Total intangible assets			$292,846			$301,347

The gross carrying amount and accumulated amortization related to impairment charges of intangible assets are excluded from the table above. Amortization expense related to intangible assets subject to amortization was $5.2 million, $5.5 million and $6.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated future amortization expense related to the finite-lived intangible assets at December 31, 2012 is as follows (in thousands):

Year	Amount
2013	$5,143
2014	5,143
2015	5,143
2016	5,143
2017	5,143
Thereafter	16,598

Total	$42,313

Intangible asset impairment

Intangible assets subject to amortization

For 2012, the Company recognized a non-cash impairment charge of $1.1 million. This non-cash impairment charge was related to the accreditation and referral network as a result of an under- performing youth facility.

For 2011, the Company recognized a non-cash impairment charge of $4.7 million, $2.1 million of which has been classified as discontinued operations. Lowering the forecasted cash flows at one of the Company’s youth operating segment facilities was the source of $2.6 million in impairment and the Company’s strategic plan to transition the services provided in its youth operating segment to a more focused national network of services was the source of the remaining $2.1 million in impairment expense (see Note 15).

For 2010, the Company recognized non-cash impairment charges of $13.2 million, of which $9.1 million has been classified as discontinued operations. At June 30, 2010, the Company tested the finite intangible assets in its youth operating segment for impairment as a result of lowering its forecasted future cash flows for its youth operating segment. In addition, at June 30, 2010, the Company consolidated programs offered at two of its facilities in its youth operating segment. The associated impairment charges resulting from these activities was $12.3 million. At September 30, 2010, the Company tested its youth operating segment for possible impairment as a result of another reduction in forecasted future cash flows for its youth operating segment resulting from a decline in graduation, admissions and average length of stay during July and August of 2010. The impairment charge associated with this exercise was $0.7 million. Finally, at December 31, 2010, the Company recognized an impairment charge of $0.2 million related to certain under-performing youth facilities.

Intangible assets not subject to amortization

For 2012, the Company recognized a non-cash impairment charge of $2.2 million due to a reduction in forecasted cash flows for the youth operating segment relative to trademark and trade names.

For 2011, the Company recognized a non-cash impairment charge of $2.4 million, of which $1.9 million was a result of the Company’s strategic plan to transition the services provided in its youth operating segment to a more focused national network of services (see Note 15). In addition, as part of the 2011 annual impairment test, the Company recognized an impairment charge of $0.5 million for trademark and trade names in its recovery operating segment.

As described above under “2010 Goodwill Impairment”, at June 30, 2010, the Company lowered its forecasted future cash flows for its youth operating segment. The Company determined that certain indefinite-lived intangible assets were impaired and recognized non-cash impairment charges of $1.5 million during the three months ended June 30, 2010. Additionally, the Company recognized an impairment charge of $0.2 million due to the Company’s decision to consolidate programs offered at two of its facilities in the youth operating segment.

NOTE 6. INCOME TAXES

The provision for income taxes attributable to income (loss) from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$8,077	$7,562	$9,172
State	1,808	3,665	3,231
Foreign	15	—	—

Total Current	9,900	11,227	12,403

Deferred:
Federal	1,130	149	(7,554)
State	(1,602)	263	(2,385)
Foreign	—	—	—

Total Deferred	(472)	412	(9,939)

Income tax expense from continuing operations	$9,428	$11,639	$2,464

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the effective tax rate for continuing operations is summarized in the following table:

	Year Ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes (net of tax federal benefit)	2.4%	13.4%	(2.7)%
Goodwill impairment	11.2%	0.0%	(47.3)%
Out of period adjustments and prior year provision true-ups	3.3%	0.6%	(0.7)%
Change in unrecognized tax benefits (including interest)	5.3%	0.5%	4.2%
Other	(1.1)%	0.3%	3.4%

Effective tax rate from continuing operations	56.1%	49.8%	(8.1)%

Deferred tax — Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of deferred tax assets and liabilities at December 31, 2012 and 2011 (in thousands):

.	2012	2011
Deferred tax assets:
Reserves and allowances	$9,452	$11,574
Net operating loss carryforwards	6,646	4,933
Research credits	—	—
Acquisition costs	—	—
Stock-based compensation	10,910	9,986
Charitable contributions	8	—
State taxes	—	8
Interest rate swap	46	0
Depreciation and amortization	7,614	7,839

Gross deferred tax assets	34,676	34,340
Valuation allowance	(2,972)	(3,088)

Total deferred tax assets	$31,704	$31,252

Deferred tax liabilities:
Acquired intangible assets	$(129,522)	$(125,744)
Partnerships	(3,119)	(4,183)

Gross deferred tax liabilities	(132,641)	(129,927)

Total net deferred tax liabilities	$(100,937)	$(98,675)

Current net deferred tax assets	$6,352	$6,365
Non-current net deferred tax liabilities	$(107,289)	$(105,040)

At December 31, 2012, the Company had $2.3 million and $89.8 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. If not utilized, these net operating loss carryforwards will expire in varying amounts beginning in 2020 for federal income taxes and 2016 for state income taxes. At December 31, 2012, a portion of the loss may be subject to annual limitation under Internal Revenue Code Section 382.

Future tax benefits are recognized to the extent that realization of such benefits is more-likely-than-not. A valuation allowance is established for those benefits that do not meet the criteria. We have recorded a valuation allowance of $3.0 million and $3.0 million at December 31, 2012 and 2011, respectively.

The Company files income tax returns in the United States federal, various states, and foreign tax jurisdictions in which we have subsidiaries. During the year, the IRS commenced and concluded examinations of certain of our U.S. federal income tax returns for years including 2009 and 2010. The results of these examinations did not have a material effect on our financial condition or results of operations. The statute of limitations remains open for 2008 through 2012 in the U.S. federal and for 2007 through 2012 in state jurisdictions. Years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those earlier years that have been carried forward and may be audited in subsequent years when utilized.

Unrecognized Tax Benefits

At December 31, 2012, the Company’s total unrecognized tax benefits were approximately $2.2 million exclusive of interest and penalties described below. Included in this amount is approximately $0.9 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. The Company does not expect that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax positions as part of our provision for federal and state and income taxes. We accrued $0.01 million for the payment of interest and penalties as of December 31, 2012. The Company did not accrue interest and penalties related to unrecognized tax positions prior to 2012.

The Company’s roll forward of its total gross unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 (in thousands) is as follows:

	Years Ended December 31,
	2012	2011	2010
Balance as of January 1,	$863	$618	$1,081
Tax positions related to current year
Additions	797	—	—
Tax positions related to prior years
Additions	664	305	—
Reductions	(104)	—	—
Settlements	—	—	(403)
Lapse of statute of limitations	—	(60)	(60)

Balance as of December 31,	$2,220	$863	$618

NOTE 7. LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011 consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Term loans, net of discount of $2,751 in 2012	$385,875	$388,664
Revolving line of credit	27,000	36,500
Senior subordinated notes, net of discount of $814 in 2012 and $1,078 in 2011	176,482	176,218
Other	18	297

Total debt	589,375	601,679
Less: current portion of long-term debt	(4,840)	(7,050)

Total long-term debt	$584,535	$594,629

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

At December 31, 2012, $83.3 million, net of discount of $2.8 million, are outstanding on the Term Loans B-3. Interest on these Term Loans B-3 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-. At December 31, 2012, the entire amount of these Term Loan B-3 consisted of LIBOR loans and the interest rate thereon was 8.5%.

The Term Loans B-3 are payable in quarterly principal installments of less than $0.1 million on December 31, 2014 and $0.7 million over the payment period between March 31, 2015 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015.

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

At December 31, 2012, $302.6 million of the remaining Term Loans (the “Term Loans B-2”) are outstanding. The Term Loans B-2 mature on November 16, 2015. Interest on these Term Loans B-2 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At December 31, 2012, the entire amount of these Term Loans B-2 consisted of LIBOR loans and the interest rate thereon was 4.81%.

The Term Loans B-2 are payable in quarterly principal installments of $0.3 million on December 31, 2014 and $2.4 million over the payment period between March 31, 2015 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015.

The Company is required to apply a certain portion of its excess cash to the principal amount of the Term Loans on an annual basis. Excess cash under the Company’s Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items and is required to be calculated after the end of each year. Required payments, if any are due in March of the subsequent year. The Company made payments related to its excess cash in March 2013, 2012 and 2011 of $4.8 million, $6.8 million and $9.6 million, respectively. The excess cash payment paid in March 2013 has been classified as a current liability as of December 31, 2012.

Revolving Line of Credit

On February 6, 2012, the Company repaid $13.5 million in revolving credit due to maturity of the commitment.

At December 31, 2012, the Company had aggregate revolving credit commitments of $63.0 million which mature on August 16, 2015. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At December 31, 2012, the amount outstanding under the Company’s Revolving Line of Credit was $27.0 million bearing an average interest rate of 4.31%. At December 31, 2012, the Company’s letters of credit against the revolving commitments were $9.5 million.

The Company’s Term Loans and Revolving Line of Credit are guaranteed by the Company’s Parent and substantially all of the Company’s current and future wholly-owned domestic subsidiaries, and secured by their existing and future property and assets, and secured by a pledge of the Company’s capital stock and the capital stock of the Company’s domestic wholly-owned subsidiaries and up to 65% of the capital stock of first-tier foreign subsidiaries. The Company’s Credit Agreement requires the Company to comply on a quarterly basis with certain financial and other covenants, including a maximum total leverage ratio test and an interest coverage ratio test. At December 31, 2012, the Company was in compliance with all the covenants.

Senior Subordinated Notes — At December 31, 2012, the outstanding aggregate principal amount related to the Company’s 10.75% Senior Subordinated Notes (the “Notes”) due February 1, 2016, was $176.5 million, net of discount of $0.8 million. Interest is payable semiannually. The Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

Year	Percentage
2013	101.792%
2014 and thereafter	100.000%

If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes at 101% of their face amount, plus accrued and unpaid interest. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s wholly owned subsidiaries that guarantee the Company’s Term Loans and Revolving Line of Credit. The Company’s Notes agreement requires it to comply with certain covenants. At December 31 2012, the Company was in compliance with all the covenants.

Seller Notes —The Company has an additional $0.2 million in a note payable related to a business that is classified as discontinued operations. The principal and interest was fully paid in February 2013.

At December 31, 2012, currently scheduled principal payments of total long-term debt, excluding the effects of the discount on the Term Loans B-3 and the Notes, are as follows (in thousands):

2013	$5,019
2014	419
2015	410,385
2016	177,296

Total	$593,119

Interest expense — The following table presents the components of interest expense (in thousands):

	Years ended December 31,
	2012	2011	2010
Contractual interest on total debt	$43,928	$41,728	$39,463
Amortization of debt discount and capitalized financing costs	5,602	4,054	4,244
Interest capitalized to property and equipment, net	(561)	(459)	(367)

Total interest expense	$48,969	$45,323	$43,340

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. However, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. In 2012 the Company entered into an interest rate swap to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2012, the Company had one interest rate derivative designated as a cash flow hedge of interest rate risk, with a $200.0 million notional amount, paying fixed interest at 3.44% and maturing on June 30, 2014.

The effective portion of changes in the fair value of a derivative that qualifies and is designated as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of this type of derivative is recognized directly in earnings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense. As of December 31, 2012, the $0.1 million fair value of this derivative was recorded as “other current liabilities” in the Consolidated Balance Sheet.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidate Statement of Operations (in thousands):

Derivatives Designated as Cash Flow Hedges For the Years ended December 31,	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest Rate Derivatives
Pay-Fixed Swap	($117)	($152)	($3,112)	Interest Expense	($0)	($3,649)	($7,887)	Other Income	$0	$1	($1)

Total	($117)	($152)	($3,112)		($0)	($3,649)	($7,887)		$0	$1	($1)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.1 million. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $0.1 million.

NOTE 9. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative financial instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall as of December 31, 2012 and 2011(in thousands):

	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value at As of
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Assets
Derivative Financial Instruments	$0	$0	$0	$0	$0	$0	$0	$0

Liabilities
Derivative Financial Instruments	$0	$0	$117	$0	$0	$0	$117	$0

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. In addition, the Company’s property and equipment and finite-lived intangibles are assessed for recoverability of the carrying value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The following table presents the non-financial assets that were measured and recorded at fair value based on Level 3 inputs on a non-recurring basis during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012
	Impairment Charge	Fair Value
Goodwill	$4,840	$2,400
Trademarks and trade names	2,200	2,900
Property and Equipment	546	—
Referral network	670	—
Accreditation	397	—

Total	$8,653	$5,300

	Year Ended December 31, 2011
	Impairment Charge	Fair Value
Property and equipment	$1,817	$800
Referral network	2,778	—
Accreditation	1,326	—
Curriculum	641	—
Trademarks and trade names	2,447	9,300

Total	$9,009	$10,100

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

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets
Loan program notes, net	$11,473	$9,725	$10,541	$8,195
Liabilities
Term loan, net	$385,875	$399,517	$388,664	$370,268
Senior subordinated notes, net	176,482	173,307	176,218	162,854

Total	$562,357	$572,824	$564,882	$533,122

The estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. As of December 31, 2012 and 2011, the estimated fair value of loan program notes, term loans and senior subordinated notes was determined based on Level 3 inputs.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases various office space, clinic offices, facilities and equipment under non-cancelable operating leases throughout the United States with various expiration dates through September 2048. Rent expense was $18.4 million, $18.4 million and $18.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company earned $0.5 million, $0.5 million, and $0.4 million in sublease rental income for the years ended December 2012, 2011, 2010, respectively. The terms of certain facility leases provide for annual scheduled increases in cost adjustments and rental payments on a graduated scale. The Company is party to certain related party leases as a result of the Company’s acquisitions (see Note 14). Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements. In addition, the Company is also responsible for certain expenses including property tax, insurance and maintenance costs associated with some of the leases.

Future minimum lease payments under all non-cancelable operating leases at December 31, 2012 are as follows (in thousands):

	Third Party Operating Lease Payments	Related Party Operating Lease Payments	Total Operating Lease Payments
2013	$16,576	$350	$16,926
2014	13,996	324	14,320
2015	11,714	230	11,944
2016	8,651	145	8,796
2017	6,375	—	6,375
Thereafter	39,838	—	39,838

Total minimum lease payments	$97,150	$1,049	$98,199

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

Self-Insurance Plans — The Company has a self-insurance program for workers’ compensation benefits for employees. Self-insurance reserves are based on past claims experience and projected losses for incurred claims and include an estimate of costs for claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. Insurance coverage in excess of the per occurrence self-insurance retention has been secured with insurers for specified amounts. The reserve for self-insured workers’ compensation claims was $5.7 million and $3.7 million at December 31, 2012 and 2011, respectively, and is included in accrued liabilities on the consolidated balance sheets.

The Company maintains a self-insurance program for employee group health insurance to consolidate both self-insured and insured plans that had been in existence previously. The self-insured group health plan covers approximately 71% of the Company’s employees enrolled in group health plans. The remaining employees enrolled in group health plans are covered through health maintenance organizations. Insurance coverage, in excess of the per occurrence self-insurance retention, has been secured with insurers for specified amounts. Self-insurance reserves are based on projected costs for incurred claims and include an estimate of costs of claims incurred but not reported at the balance sheet date. The Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported and may adjust the reserves based on the results of the valuations. The reserve for self-insured health insurance claims totaled $1.9 million and $1.1 million at December 31, 2012 and 2011, respectively, and is included in accrued liabilities on the consolidated balance sheets.

Litigation — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege claims for intentional and negligent infliction of emotional distress, battery, breach of contract and negligence arising out of their treatment in certain programs of our school. We and our subsidiary, CRC Health Oregon, Inc., are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second and third suit were filed in November 2011 and January 2013, respectively, in Multnomah County Circuit Court in Oregon by 14 former and 13 former students, respectively, also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit and a total of $19.5 million in relief in the third suit. We and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation, filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against Mount Bachelor Academy and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify Mount Bachelor Academy, Aspen or CRC. This litigation with Nautilus Insurance Corporation has been stayed pending resolution of the underlying suits against Mount Bachelor Academy. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and we are vigorously defending the matter.

In a complaint filed in August 2011, a suit against our New Life Lodge facility was brought by Kathy Mauk as administrator of the estate of Lindsey Poteet a/k/a Lindsey Richardson, deceased and on behalf of the wrongful death beneficiary of Lindsey Poteet a/k/a Lindsey Richardson, Arwen Richardson, vs. CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge. The suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. A second suit was brought in December 2012 against our New Life Lodge facility by Charity Comage as administrator of the estate of and on behalf of Savon Kinney, deceased vs CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge, American Behavioral Consultants, LLC and Holly Liter, APN. The second suit alleges negligence and medical malpractice resulting in the wrongful death and seeking a total $14.5 million in compensatory and punitive damages. American Behavioral Consultants, LLC served as an independent contractor for New Life Lodge and Ms. Holly Liter was an employee of American Behavioral Consultants, LLC. Another suit had been filed and is a medical malpractice action for alleged wrongful death and sought $13.0 million in compensatory and punitive damages. This suit was dismissed without prejudice in October 2012. Plaintiff’s counsel may re-file the suit within one year of the dismissal and has indicated he intends to do so. We intend to defend vigorously these lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit or the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on our future financial position or results from operations and cash flows, except as discussed above.

NOTE 11. REDEEMABLE NONCONTROLLING INTEREST

The Company owned a seventy-five percent interest in an entity. The noncontrolling interest holder had the unilateral right to require the Company to redeem the noncontrolling interest at a price to be calculated pursuant to the terms and conditions of the operating agreement. In July 2012, the Company redeemed the noncontrolling interest for $0.5 million, which is recorded as “net loss attributable to noncontrolling interest” in 2012.

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 1,000 shares of $0.001 par value common stock, all of which are issued and outstanding as of December 31, 2012 and 2011, and are held by the Parent. Each share of common stock is entitled, on all matters submitted for a vote or the consent of the holders of shares of common stock, to one vote.

Capital Contributions and Distributions — Parent

As discussed in Note 1, the Company is a wholly owned subsidiary of the Parent. Contributions from and distributions to the Parent are reflected as capital contributed by Parent or distributed to the Company’s consolidated statement of changes in equity. During 2012, 2011, and 2010, the Company recorded net capital contributions from (distributions to) the Parent of $(3.4) million, $5.3 million and $9.1 million, respectively.

Included in the amounts above are $4.8 million, $3.6 million, and $5.8 million, for 2012, 2011 and 2010, respectively, received from the Parent representing settlements with the Parent of the Company’s tax liability. The Company’s financial performance is included in the consolidated income tax returns of the Parent.

Also included in the amounts above are $2.3 million, $3.4 million and $3.3 million, for the years ended December 31, 2012, 2011, and 2010, respectively, relative to stock-based compensation. The Company recognizes stock-based compensation in conjunction with stock options issued by the Parent. Stock-based compensation is primarily related to employees of the Company who have received options to purchase Parent stock.

Offsetting the amounts contributed from the Parent were $10.2 million and $1.3 million in distributions related to the Parent debt obligations, in 2012 and 2011, respectively.

NOTE 13. STOCK-BASED COMPENSATION

Description of Share-Based Plans

2006 Executive Incentive Plan, 2006 Management Incentive Plan and 2007 Incentive Plan

On February 6, 2006 the Group adopted the 2006 Executive Incentive Plan (the “Executive Plan”) and the 2006 Management Incentive Plan (the “Management Plan”) and on September 7, 2007, the Group adopted the 2007 Incentive Plan (the “Incentive Plan”). The Company refers to the Executive Plan, Management Plan and Incentive Plan collectively as the “Plans.” The Plans provide for options to purchase Group stock by the Company’s key employees, directors, consultants and advisors. Options granted under the Plans may be either incentive or non-incentive stock options. As of December 31, 2012, only non-incentive options (non-qualified under Internal Revenue Code 422) have been awarded under the Plans. Options granted under the Plans represent units. One unit consists of nine shares of class A and one share of class L common stock of the Group.

Options under the Plans may be granted for periods of up to ten years at an exercise price generally not less than fair market value of the shares subject to the award, determined as of the award date. In the case that the incentive stock options are granted to a 10% shareholder, an exercise price shall not be less than 110% of the fair market value of the shares subject to the award at the grant date. All options granted under the Plans expire ten years from the date of grant or within 90 days of the recipient’s last date of service as an employee of the Company.

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

Stock Option Expense Measurement and Recognition

The Company measures and recognizes expense for all stock-based payment awards, including employee stock options, granted after January 1, 2006, based on the grant-date fair value. Management estimates grant date fair using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods on a straight-line basis in the consolidated statements of operations. In addition, for the options that vest upon the achievement of performance conditions, the Company recognizes compensation expense only if achievement of such performance conditions is probable. For awards that are subject to both a performance and market condition, compensation expense is recognized over the longer of the implicit service period associated with the performance condition or the derived service period associated with the market condition.

Stock-based compensation expense is based on awards ultimately expected to vest net of an estimated forfeiture rate. Forfeitures are estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate was 6% at December 31, 2012 and was 5% for both 2011 and 2010.

The Company recognizes the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost as financing cash flows.

Valuation of Stock-Based Awards

The Company estimated the fair value of stock options granted in 2012 and 2011 using a Monte Carlo simulation. Options granted in prior years were valued based on a combination of two models depending on the nature of the option tranche. Prior to 2011, tranche 1 grants were valued using the Black Scholes Merton model and tranche 2 and 3 grants were valued using the binomial model with Monte Carlo simulation. The change in valuation methodology in 2011 occurred as a result in modifications to the performance and market conditions associated with the grants. The weighted average grant date fair value of units granted during the years ended December 31, 2012, 2011 and 2010 were $39.06, $24.77, and $23.21 per unit, respectively. Because of the nature of this path-dependent simulation model, the types of inputs and their values cannot be directly compared with the inputs typical of a Black Scholes Merton option pricing model.

The fair value of stock-based payment awards was estimated using the following assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Binomial (Monte Carlo simulation)
Expected equity volatility	—	—	50.93 - 52.68%
Expected asset volatility	20%	15%	—
Dividend yield	0%	0%	0%
Risk-free interest rate	1.62%	2.14 - 3.65%	3.03 - 3.73%

Black Scholes Merton
Expected term (in years)	—	—	6.24 - 6.39
Expected equity volatility	—	—	41.00 - 44.70%
Dividend yield	—	—	0%
Risk-free interest rate	—	—	2.19 - 2.88%

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

Stock-Based Compensation Expense

Options granted under the Plans are for the purchase of Group stock by the Company’s key employees, directors, consultants and advisors. Compensation expense related to the stock options granted by the Group is being recorded on the Company’s consolidated financial statements, as substantially all grants have been made to employees of the Company. The Company recognizes stock-based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. For the years ended December 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense of $2.3 million, $3.4 million, and $3.3 million, respectively, within salaries and benefits on the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $0 million, $0.6 million, and $1.2 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, $2.3 million of total unrecognized compensation, net of estimated forfeitures of $0.1 million, is expected to be recognized over a weighted-average period of 2.97 years if all the service, performance and market conditions are met under the provisions of the option plans. During the years ended December 31, 2012, 2011 and 2010, 408,888 shares, 269,349 shares and 460,047 shares vested with an aggregate grant date fair value of $1.2 million, $1.3 million and $2.4 million, respectively.

Stock Option Activity under the Plans

During the year ended December 31, 2012, the Group granted 51,250 units, which represent 461,250 option shares to purchase Class A common stock of the Group and 51,250 option shares to purchase Class L common stock of the Group. Activity under the Plans for the year ended December 31, 2012 is summarized below:

	Option Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (In Years)
Balance at December 31, 2011	6,764,840	$7.31		6.25
Granted	512,500	7.66	$3.91	9.37
Exercised	(67,979)
Forfeited/cancelled/expired	(747,828)	8.39	$4.74

Outstanding—December 31, 2012	6,461,533	$7.29		5.58

Exercisable—December 31, 2012	3,088,625	$6.64		3.87

Exercisable and expected to be exercisable	6,138,457	$7.29		5.58

As of December 31, 2012, the aggregate intrinsic value of share options outstanding, exercisable, and outstanding and expected to be exercised was $10.1 million, $7.1 million and $6.8 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the Group’s shares as of December 31, 2012. At December 31, 2012 and 2011, the Company had 3,372,908 and 3,736,359 unvested option shares with per-share, weighted average grant date fair values of $3.33 and $3.32, respectively. Additionally, 408,888 option shares with a per-share weighted average grant date fair value of $3.05 vested during the twelve months ended December 31, 2012.

The aggregate intrinsic value of share options exercised under equity compensation plans was $2.8 million, $2.0 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the composition of options outstanding and exercisable as of December 31, 2012.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.02 - $ 0.32	2,933,234	6.95	$ 0.22	1,065,014	$ 0.14
$1.00 - $ 3.30	2,882,143	4.18	1.07	1,714,742	1.07
$7.89 - $17.62	87,845	3.11	8.05	87,845	8.05
$69.64 - $98.16	558,311	5.97	76.46	221,024	80.59

Total	6,461,533	5.58	$ 7.29	3,088,625	$ 6.64

NOTE 14. RELATED PARTY TRANSACTIONS

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

The Company maintains a management agreement with an affiliate of Bain Capital Partners, LLC. pursuant to which such entity or its affiliates will provide management services. Pursuant to such agreement, an affiliate of Bain Capital Partners, LLC will receive an aggregate annual management fee of $2.0 million and reimbursement in connection with the provision of services pursuant to the agreement. The management agreement has a five year, evergreen term; however, in certain circumstances, such as an initial public offering or change of control of the Group, the Company may terminate the management agreement and buy out its remaining obligations under the agreement to Bain Capital Partners, LLC and affiliates. In addition, the management agreement provides that an affiliate of Bain Capital Partners, LLC may receive fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners, LLC and its affiliates. The Company, under this agreement, incurred management fees of $3.0 million, $2.5 million and $3.5 million during the years ended December 31, 2012, 2011, and 2010, respectively, which is included in supplies, facilities and other operating costs in the Company’s consolidated statements of operations.

The Company maintains operating leases with certain employees resulting primarily from acquisitions within the recovery and youth division. Such related party leases are due and payable on a monthly basis on similar terms and conditions as the Company’s other leasing arrangements (see Note 10).

NOTE 15. RESTRUCTURINGS

In 2008 management initiated a restructuring plan to align the Company’s resources with its business plan by initiating facility consolidations, facility exit actions and certain workforce reductions. In 2011 the Company initiated an additional restructuring plan to transition the services provided within its youth operating segment to a more focused national network of services and to restructure certain of its administrative functions at its corporate headquarters and other operating segments. Collectively, these plans are referred to as (“the Restructurings”).

As of December 31, 2012, the remaining restructuring reserve of $9.3 million consists primarily of future rental payments, net of estimated sublease income. These charges are expected to continue through fiscal 2020.

Restructuring reserves, which consist primarily of consolidation and exit activities from excess facilities, are summarized in the following table (in thousands):

Restructuring reserve at December 31, 2009:
Recovery	$2,126
Youth	1,467

Total restructuring reserve at December 31, 2009	$3,593

Expenses
Recovery	$960
Youth	4,064

Total expenses	5,024
Cash payments
Recovery	(885)
Youth	(1,474)

Total cash payments	(2,359)
Restructuring reserve at December 31, 2010:
Recovery	2,201
Youth	4,057

Total restructuring reserve at December 31, 2010	$6,258

Expenses
Recovery	$1,224
Youth	8,512

Total expenses	9,736
Cash payments
Recovery	(1,829)
Youth	(4,282)

Total cash payments	(6,111)
Restructuring reserve at December 31, 2011:
Recovery	1,596
Youth	8,287

Total restructuring reserve at December 31, 2011	$9,883

Expenses
Recovery	$268
Youth	1,239

Total expenses	1,507
Cash payments
Recovery	(452)
Youth	(1,644)

Total cash payments	(2,096)
Restructuring reserve at December 31, 2012:
Recovery	1,412
Youth	7,882

Total restructuring reserve at December 31, 2012	$9,294

NOTE 16. DISCONTINUED OPERATIONS

During the year ended December 31, 2012, the Company classified two facilities as discontinued operations, one in its youth division and the other in its weight management division. During the year ended December 31, 2011, the Company classified 14 facilities as discontinued operations, of which seven were in its recovery division and seven were in its youth division. During the year ended December 31, 2010, the Company classified one of its facilities in its recovery division as discontinued operations.

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Years ended December 31,
	2012	2011	2010
Net client service revenues	$2,668	$13,415	$26,116
Operating expenses	6,132	25,599	35,005
Goodwill and asset impairment	—	2,905	13,353
Interest expense	(1)	(5)	(7)
Loss on disposal of discontinued operations	(270)	—	—
Other income	—	10	1

Loss before income taxes	(3,735)	(15,084)	(22,248)
Income tax benefit	(3,120)	(5,882)	(8,794)

Loss from discontinued operations	$(615)	$(9,202)	$(13,454)

NOTE 17. SEGMENT INFORMATION

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of December 31, 2012, the recovery segment operates 29 inpatient, 16 outpatient facilities, and 57 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of December 31, 2012, the youth segment operates 15 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of December 31, 2012, the weight management segment operates 17 facilities in 8 states, and one in the United Kingdom.

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

Geographic Information — The Company’s business operations are primarily in the United States.

Selected segment financial information for the Company’s reportable segments was as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Net revenue:
Recovery	$354,417	$344,780	$326,465
Youth	71,694	68,190	65,200
Weight management	26,095	29,454	26,645
Corporate	70	140	193

Total net revenue	$452,276	$442,564	$418,503

Operating income (loss):
Recovery	$108,067	$106,059	$108,610
Youth	(5,129)	(7,898)	(66,316)
Weight management	(3,574)	3,938	1,989
Corporate	(34,608)	(34,249)	(31,600)

Total operating income	$64,756	$67,850	$12,683

Interest expense	$(48,969)	$(45,323)	$(43,340)
Other income	1,033	854	472

Total income (loss) from continuing operations before income taxes	$16,820	$23,381	$(30,185)

The depreciation and amortization expenses for the Company’s reportable segments are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Depreciation and amortization expenses
Recovery	$11,999	$10,759	$10,810
Youth	2,951	3,400	4,815
Weight management	893	986	789
Corporate	4,411	4,440	3,877

Total depreciation and amortization expenses	$20,254	$19,585	$20,291

The capital expenditures for the Company’s reportable segments are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Capital expenditures (1) :
Recovery	$13,890	$8,742	$11,960
Youth	1,091	2,314	2,536
Weight management	527	680	517
Corporate	3,867	5,674	6,265

Total capital expenditures	$19,375	$17,410	$21,278

(1)	Includes amounts related to discontinued operations.

The total assets for the Company’s reportable segments are as follows (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Total assets (1)
Recovery	$907,012	$904,173	$901,411
Youth	41,805	46,973	56,319
Weight management	32,118	38,614	38,197
Corporate	55,256	49,197	43,796

Total consolidated assets	$1,036,191	$1,038,957	$1,039,723

(1)	Includes amounts related to discontinued operations

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of December 31, 2012, the Company had $176.5 million of aggregate principal amount of the Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by all of the Company’s 100 percent owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of December 31, 2012 and 2011, and the condensed consolidating statements of operations, comprehensive income (loss) and cash flows for the years ended December 31, 2012, 2011, and 2010. As a result of the Company’s July 2012 redemption of the noncontrolling interest in a subsidiary non-guarantor (see Note 11), the condensed consolidating financial information have been reclassified for all periods presented to reflect the presentation of all subsidiaries as Subsidiary Guarantors.

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,058	$—	$19,058
Restricted cash	364	—	—	364
Accounts receivable, net	—	36,737	—	36,737
Prepaid expenses	1,830	2,951	—	4,781
Other current assets	1,184	1,407	—	2,591
Income taxes receivable	1,109	—	—	1,109
Deferred income taxes	6,352	—	—	6,352
Current assets of discontinued operations	—	2,623	—	2,623

Total current assets	10,839	62,776	—	73,615

Property and equipment, net	8,578	121,803	—	130,381
Goodwill	—	518,953	—	518,953
Other intangible assets, net	—	292,846	—	292,846
Other assets, net	19,905	491	—	20,396
Investment in subsidiaries	955,700	—	(955,700)	—

Total assets	$995,022	$996,869	$(955,700	$1,036,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,887	$914	$—	$6,801
Accrued liabilities	21,843	14,623	—	36,466
Current portion of long-term debt	4,822	18	—	4,840
Other current liabilities	1,143	9,943	—	11,086
Current liabilities of discontinued operations	—	2,372	—	2,372

Total current liabilities	33,695	27,870	—	61,565

Long-term debt	584,535	—	—	584,535
Other long-term liabilities	1,716	7,024	—	8,740
Long-term liabilities of discontinued operations	—	6,275	—	6,275
Deferred income taxes	107,289	—	—	107,289

Total liabilities	727,235	41,169	—	768,404

Total stockholders’ equity	267,787	955,700	(955,700)	267,787

Total liabilities and stockholders’ equity	$995,022	$996,869	$(955,700)	$1,036,191

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,183	$—	$10,183
Restricted cash	328	—	—	328
Accounts receivable, net	—	36,196	—	36,196
Prepaid expenses	5,179	3,193	—	8,372
Other current assets	571	2,067	—	2,638
Income taxes receivable	516	—	—	516
Deferred income taxes	6,365	—	—	6,365
Current assets of discontinued operations	—	1,261	—	1,261

Total current assets	12,959	52,900	—	65,859

Property and equipment, net	9,993	116,847	—	126,840
Goodwill	—	523,792	—	523,792
Other intangible assets, net	—	301,347	—	301,347
Other assets, net	20,635	484	—	21,119
Investment in subsidiaries	951,669	—	(951,669)	—

Total assets	$995,256	$995,370	$(951,669)	$1,038,957

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,670	$1,324	$—	$4,994
Accrued liabilities	18,414	13,625	—	32,039
Current portion of long-term debt	6,771	279	—	7,050
Other current liabilities	863	11,749	—	12,612
Current liabilities of discontinued operations	—	2,511	—	2,511

Total current liabilities	29,718	29,488	—	59,206

Long-term debt	594,629	—	—	594,629
Other long-term liabilities	915	7,416	—	8,331
Long-term liabilities of discontinued operations	—	6,797	—	6,797
Deferred income taxes	105,040	—	—	105,040

Total liabilities	730,302	43,701	—	774,003
Total stockholders’ equity	264,954	951,669	(951,669)	264,954

Total liabilities and stockholders’ equity	$995,256	$995,370	$(951,669)	$1,038,957

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2012

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$71	$452,205	$—	$452,276
Management fee revenues	84,151	—	(84,151)	—

Total net revenues	84,222	452,205	(84,151)	452,276

Operating expenses:
Salaries and benefits	27,007	188,523	—	215,530
Supplies, facilities and other operating costs	3,260	132,162	—	135,422
Provision for doubtful accounts	—	7,661	—	7,661
Depreciation and amortization	4,411	15,843	—	20,254
Goodwill and asset impairment	—	8,653		8,653
Management fee expense	—	84,151	(84,151)	—

Total operating expenses	34,678	436,993	(84,151)	387,520

Operating income	49,544	15,212	—	64,756
Interest expense	(48,917)	(52)	—	(48,969)
Other income	1,022	11	—	1,033

Income from continuing operations before income taxes	1,649	15,171	—	16,820
Income tax expense	924	8,504	—	9,428
Equity in income of subsidiaries, net of tax	5,552	—	(5,552)	—

Income from continuing operations	6,277	6,667	(5,552)	7,392
Loss from discontinued operations, net of tax	—	(615)	—	(615)

Net income	6,277	6,052	(5,552)	6,777
Net loss attributable to noncontrolling interest	—	(500)	—	(500)

Net income attributable to CRC Health Corporation	$6,277	$5,552	$(5,552)	$6,277

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$140	$442,424	$—	$442,564
Management fee revenues	79,572	—	(79,572)	—

Total net revenues	79,712	442,424	(79,572)	442,564

Operating expenses:
Salaries and benefits	18,944	187,999	—	206,943
Supplies, facilities and other operating costs	10,751	122,369	—	133,120
Provision for doubtful accounts	—	8,962	—	8,962
Depreciation and amortization	4,440	15,145	—	19,585
Goodwill and assets impairments	—	6,104		6,104
Management fee expense	—	79,572	(79,572)	—

Total operating expenses	34,135	420,151	(79,572)	374,714

Operating income	45,577	22,273	—	67,850
Interest expense	(45,148)	(175)	—	(45,323)
Other income	836	18	—	854

Income from continuing operations before income taxes	1,265	22,116	—	23,381
Income tax expense	630	11,009	—	11,639
Equity in income of subsidiaries, net of tax	1,905	—	(1,905)	—

Income from continuing operations	2,540	11,107	(1,905)	11,742
Loss from discontinued operations, net of tax	—	(9,202)	—	(9,202)

Net income	$2,540	$1,905	$(1,905)	$2,540

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$193	$418,310	$—	$418,503
Management fee revenues	75,556	—	(75,556)	—

Total net revenues	75,749	418,310	(75,556)	418,503

Operating expenses:
Salaries and benefits	19,222	179,063	—	198,285
Supplies, facilities and other operating costs	8,716	110,658	—	119,374
Provision for doubtful accounts	—	7,336	—	7,336
Depreciation and amortization	3,877	16,414	—	20,291
Goodwill and asset impairment	—	60,534	—	60,534
Management fee expense	—	75,556	(75,556)	—

Total operating expenses	31,815	449,561	(75,556)	405,820

Operating income	43,934	(31,251)	—	12,683
Interest expense	(42,960)	(380)	—	(43,340)
Other income	542	(70)	—	472

Income from continuing operations before income taxes	1,516	(31,701)	—	(30,185)
Income tax expense (benefit)	(124)	2,588	—	2,464
Equity in income of subsidiaries, net of tax	(47,743)	—	47,743	—

Income from continuing operations	(46,103)	(34,289)	47,743	(32,649)
Loss from discontinued operations, net of tax	—	(13,454)	—	(13,454)

Net income	(46,103)	(47,743)	47,743	(46,103)
Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to CRC Health Corporation	$(46,103)	$(47,743)	$47,743	$(46,103)

Condensed Consolidating Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31, 2012
	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net income (loss)	$6,277	$6,052	$(5,552)	$6,777
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $46)	(71)	—	—	(71)

Total comprehensive income (loss)	6,206	6,052	(5,552)	6,706
Comprehensive loss attributable to noncontrolling interest	—	(500)	—	(500)

Comprehensive income attributable to CRC Health Corporation	$6,206	$5,552	$(5,552)	$6,206

	For the Year Ended December 31, 2011
	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net income (loss)	$2,540	$1,905	$(1,905)	$2,540
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $1,391)	2,106	—	—	2,106

Total comprehensive income (loss)	$4,646	$1,905	$(1,905)	$4,646

	For the Year Ended December 31, 2010
	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net income (loss)	$(46,103)	$(47,743)	$47,743	$(46,103)
Other comprehensive income:
Net change in unrealized gain on cash flow hedges (net of tax of $1,905)	2,869			2,869

Total comprehensive income (loss)	$(43,234)	$(47,743)	$47,743	$(43,234)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$16,920	$33,343	$—	$50,263

Cash flows from investing activities:
Additions of property and equipment	(4,209)	(15,166)	—	(19,375)
Proceeds from the sale of property and equipment	—	783	—	783
Acquisition of businesses, net of cash acquired	(141)	—	—	(141)

Net cash used in investing activities	(4,350)	(14,383)	—	(18,733)

Cash flows from financing activities:
Intercompany transfers	9,585	(9,585)	—	—
Borrowings of long-term debt	84,094	—	—	84,094
Repayment of long-term debt	(88,130)	—	—	(88,130)
Borrowings on revolving line of credit	18,000	—	—	18,000
Repayments on revolving line of credit	(27,500)	—	—	(27,500)
Capital distributed to Parent, net	(5,690)	—	—	(5,690)
Capitalized financing costs	(2,858)	—	—	(2,858)
Acquisition of non-controlling interest	—	(500)	—	(500)
Other	(71)	—	—	(71)

Net cash (used in) provided by financing activities	(12,570)	(10,085)	—	(22,655)

Net increase in cash and cash equivalents	—	8,875	—	8,875
Cash and cash equivalents—beginning of period	—	10,183	—	10,183

Cash and cash equivalents—end of period	$—	$19,058	$—	$19,058

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$13,381	$24,278	$—	$37,659

Cash flows from investing activities:
Additions of property and equipment	(5,674)	(11,736)	—	(17,410)
Proceeds from sale of property and equipment	—	170	—	170
Acquisition of business, net of cash acquired	—	(2,000)	—	(2,000)
Other	(126)	—	—	(126)

Net cash used in investing activities	(5,800)	(13,566)	—	(19,366)

Cash flows from financing activities:
Intercompany transfers	4,727	(4,727)	—	—
Repayment of long-term debt	(9,715)	(2,913)	—	(12,628)
Borrowings on revolving line of credit	9,500	—	—	9,500
Repayments on revolving line of credit	(7,000)	—	—	(7,000)
Capital distributed to Parent, net	(2,523)	—	—	(2,523)
Capitalized financing costs	(3,169)	—	—	(3,169)
Excess tax benefit from stock compensation	599	—	—	599

Net cash (used in) provided by financing activities	(7,581)	(7,640)	—	(15,221)

Net increase in cash and cash equivalents	—	3,072	—	3,072
Cash and cash equivalents—beginning of period	—	7,111	—	7,111

Cash and cash equivalents—end of period	$—	$10,183	$—	$10,183

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,221	$44,558	$—	$45,779

Cash flows from investing activities:
Additions of property and equipment	(6,265)	(15,013)	—	(21,278)
Proceeds from the sale of property and equipment	—	81	—	81
Acquisition of business, net of cash acquired	(716)	—	—	(716)

Net cash used in investing activities	(6,981)	(14,932)	—	(21,913)

Cash flows from financing activities:
Intercompany transfers	25,782	(25,782)	—	—
Repayment of long-term debt	(7,419)	(1,715)	—	(9,134)
Borrowings on revolving line of credit	19,500	—	—	19,500
Repayments on revolving line of credit	(32,000)	—	—	(32,000)
Capital distributed to Parent, net	(10)	—	—	(10)
Capitalized financing costs	(93)	—	—	(93)

Net cash (used in) provided by financing activities	5,760	(27,497)	—	(21,737)

Net increase in cash and cash equivalents	—	2,129	—	2,129
Cash and cash equivalents—beginning of period	—	4,982	—	4,982

Cash and cash equivalents—end of period	$—	$7,111	$—	$7,111

NOTE 19. QUARTERLY SUMMARY (Unaudited)

The following tables summarize quarterly unaudited financial information (in thousands):

	Quarter Ended
	March 31	June 30	September 30	December 31
2012:
Net client service revenues	$108,222	$114,977	$119,653	$109,424
Operating income	14,325	20,572	19,970	9,889
Net income (loss) income attributable to the noncontrolling interest	—	(934)	434	—
Net income (loss) attributable to CRC Health Corporation	743	3,381	2,297	(144)

2011:
Net client service revenues	$105,117	$115,351	$117,761	$104,335
Operating income	14,348	22,713	23,819	6,970
Net income (loss) attributable to CRC Health Corporation	(887)	4,352	2,750	(3,675)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

On October 17, 2011, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010, including the quarterly data for the years 2009 and 2010, and for the fiscal quarter ended March 31, 2011. As a result of the restatement, management identified a material weakness in internal control over financial reporting as of December 31, 2011, and disclosed the material weakness in our 2011 Form 10-K. The material weakness was a result of a combination of control deficiencies identified at facilities with manual accounting procedures.

During the year ended December 31, 2012, our management completed the corrective actions to remediate the material weakness discussed in our 2011 Form 10-K. The remediation efforts included the following: i.) adding new and more experienced staff, ii.) conducting training for accounting and finance personnel, iii.) reviewing the processes and procedures, including appropriate segregation of duties, surrounding revenue recognition and accounting for accounts receivable, the allowance for doubtful accounts, accrued expenses, prepaid assets and other matters as deemed appropriate, iv.) improving the processes over reconciliations of the general ledger and v.) evaluating relevant accounting policies and procedures to ensure that these are documented and standardized across the Company, circulated to the appropriate constituencies and reviewed and updated on a periodic basis. Management periodically reported on the progress of the remediation efforts and reviewed the results of its assessment with the Audit Committee. Management’s testing of controls indicated that the actions put in place to remediate the material weakness were adequately implemented and operating effectively. Therefore, we believe the previously reported material weakness has been remediated as of December 31, 2012.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position
R. Andrew Eckert	51	Chairman of the Board of Directors and Chief Executive Officer
LeAnne M. Stewart	48	Chief Financial Officer
Philip L. Herschman	65	Chief Clinical Officer
Jerome E. Rhodes	55	Chief Operating Officer
Pamela B. Burke	45	Senior Vice President, HR and Law, General Counsel and Secretary
David Duerst	44	SVP, Sales
Steven Barnes	52	Director
John Connaughton	47	Director
Chris Gordon	40	Director
Dr. Barry W. Karlin	58	Director
General Barry R. McCaffrey (ret.)	70	Director
Scott Wells	43	Director

The following biographies describe the business experience of our executive officers and directors:

R. Andrew Eckert, Chief Executive Officer. Mr. Eckert has served as our chief executive officer since January 2011. Mr. Eckert has also served as Chairman of the Board since November 2012 and a director of the Board since January 2011. From October 2009 to December 2010, Mr. Eckert served as a managing director of Symphony Technology Group, a private equity firm. From October 2005 to May 2009, Mr. Eckert served as chief executive officer and president of Eclipsys Corporation, a healthcare information management software provider. From 2004 to 2005, he served as chief executive officer of SumTotal Systems, Inc., an enterprise software provider. From 2002 to 2004, Mr. Eckert served as Chief Executive Officer of Docent Inc., an enterprise software provider and from 1997 to 2000, he served as chairman and chief executive officer of ADAC Laboratories, a medical imaging company. Mr. Eckert currently serves on the board of directors of Varian Medical Systems, Inc. and Awarepoint, Inc. Mr. Eckert received a B.A. and M.B.A. from Stanford University.

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

Philip L. Herschman, Chief Clinical Officer. Since May 2011, Mr. Herschman has been serving as our chief clinical officer. From September 2007 to May 2011, Mr. Herschman served as the president of our former healthy living division. From May 2002 to September 2007, Mr. Herschman served as president of our outpatient treatment division. From August 1993 to May 2002, Mr. Herschman served as chief executive officer of Behavioral Health Concepts, a national mental health management company which he founded in 1993. From 1984 to 1992, Mr. Herschman worked in operations and business development for Republic Health Corporation, a healthcare company, where he was responsible for implementing the company’s strategy of joint venturing its acute care hospitals with physician groups. During this time, Mr. Herschman was also responsible for the operations of three acute care hospitals with over 500 beds for OrNda Health Corp. Prior to

OrNda/Republic, Mr. Herschman was a regional vice president of operations with Horizon Health Corporation, a multi-unit psychiatric management company. Mr. Herschman holds a Ph.D. in psychology from the University of California, Irvine and a B.A. from the University of California, San Diego.

Jerome E. Rhodes, President, Chief Operating Officer. Since May 2011, Mr. Rhodes has been serving as our chief operating officer. From September 2007 to May 2011, Mr. Rhodes served as the president of our recovery division. From January 2004 to September 2007, Mr. Rhodes served as president of our residential treatment division. From August 2003 to January 2004, he was president of our eastern division. From September 1993 to February 2003, Mr. Rhodes served as chief executive officer of Comprehensive Addiction Programs, Inc., a behavioral healthcare treatment company. We acquired Comprehensive Addiction Programs, Inc. in February 2003. From 1991 to 1993, Mr. Rhodes was the senior vice president of operations and from 1987 to 1991 he served as the senior vice president of acquisitions and development for Comprehensive Addiction Programs, Inc. From 1982 to 1987, Mr. Rhodes was the director of development for Beverly Enterprises, Inc., a publicly held nursing home company. From 1980 to 1982, Mr. Rhodes was the chief development consultant at Wilmot Bower and Associates, an architectural and development firm specializing in healthcare facilities. From 1978 to 1980, Mr. Rhodes was a project coordinator and analyst with Manor Care, Inc., a publicly held nursing home company. Mr. Rhodes serves as President of the Board of Directors of Kentmere Nursing Home and serves as a member of the Board of Springstone Hospitals LLC. Mr. Rhodes holds a B.A. in business administration from Columbia Union College.

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

David Duerst, Senior Vice President, Sales. Mr. Duerst has served as our senior vice president, sales since July 2011. Prior to joining us in July 2011, Mr. Duerst served as Vice President, Sales at Ther-RX Corporation from 2007 to July 2011 and as National Sales Director from June 2005 to December 2006. From 1994 to June 2005, Mr. Duerst worked at Johnson & Johnson and served in a number of different roles, including Senior Director, Business Analytics (April 2004 – June 2005), Regional Business Director (June 1999 – May 2004), Manager, Pharmacy Marketing (January 1999 – May 1999), District Manager (August 1997 – December 1998), Manager, Sales Administration (March 1997 – August 1997) and Sales Representative (August 1994-March 1997). From January 1992 to August 1994, Mr. Duerst worked as a sales representative for Hormel Foods Corporation. Mr. Duerst received his B.S.B.A in marketing from Kansas State University.

Steven Barnes, Director. Mr. Barnes has served as a director since February 2006 and as Chairman of the Board since February 2011. Mr. Barnes has been associated with Bain Capital since 1988 and has been a Managing Director since 2000. In addition to working for Bain Capital, he also held senior operating roles of several Bain Capital portfolio companies including chief executive officer of Dade Behring, Inc., president of Executone Business Systems, Inc. and president of Holson Burnes Group, Inc. Mr. Barnes currently serves on several boards including Ideal Standard Bulgaria AD (IB), and Securitas Direct. He also volunteers on several charitable organizations, serving as Co-Chairman of the Board of Directors of Veterans and Military Families, a Trustee of the Board of Directors at Syracuse University and a member of the Trust Board of Children’s Hospital. Mr. Barnes received a B.S. from Syracuse University.

John Connaughton, Director. Mr. Connaughton served as a director from February 2006 to July 2012. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. He has played a leading role in transactions in the medical, technology and media industries. Prior to joining Bain Capital, Mr. Connaughton was a consultant at Bain & Company, Inc., where he worked in the consumer products and business services industries. Mr. Connaughton currently serves as a director of Hospital Corporation of America (HCA:NYSE), Warner Chilcott (WCRX-NASDAQ), Quintiles Transnational Corp, Air Medical Holdings, Inc., Sungard Data Systems, Clear Channel Communications Inc. and The Boston Celtics. He also volunteers for a variety of charitable organizations, serving as a member of Children’s Hospital Board of Overseers, The Berklee College of Music Board of Trustees and UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

Chris Gordon, Director. Mr. Gordon has served as director since February 2006. Mr. Gordon is a managing director of Bain Capital and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company, Inc. and currently serves as a director of Hospital Corporation of America (HCA:NYSE), Air Medical Group Holdings, Inc., Quintiles Transnational Corporation, and Physio Control Inc. He is also a founding Director of the Healthcare

Private Equity Association. Mr. Gordon also volunteers for a variety of charitable organizations, currently serving on the Board of Directors for Year Up - Boston, and as a member of the Boston Medical Center Foundation Board. Mr. Gordon received an M.B.A. from Harvard Business School where he was a Baker Scholar and graduated magna cum laude with an A.B. in economics from Harvard College.

Dr. Barry W. Karlin, Director. Dr. Karlin has served as a member of the board of directors since January 2002. From August, 2013 to present, Dr. Karlin services as CEO and Chairman of the Board of Prospira PainCare Holdings. From January 2002 to December 2010, Dr. Karlin served as our chief executive officer and from January 2002 to February 2011, Dr. Karlin served as chairman of the Board of Directors. From January 2002 to June 2003, Dr. Karlin also served as our secretary, treasurer and chief financial officer. Before our formation in January 2002, Dr. Karlin was the chairman and chief executive officer of eGetgoing, Inc. and CRC Health Corporation from May 2000 and November 2000, respectively, to January 2002. Dr. Karlin also served as chairman and chief executive officer of CRC Recovery, Inc., the general partner of The Camp Recovery Centers, L.P. from July 1995 to January 2001. From 1990 to 1995, Dr. Karlin provided strategic consulting services to Fortune 100 companies. venture capital forms and various small businesses. From 1984 to 1990, Dr. Karlin served as chairman and chief executive officer of Navigation Technologies, Inc., a provider of maps for vehicle navigation. Dr. Karlin began his career as a strategy management consultant in 1981, first with Strategic Decisions Group and subsequently with Decision Processes, Inc. Dr. Karlin holds Ph.D. and M.S. degrees from Stanford University in the department of engineering economic systems, specializing in decision analysis, and a B.S. in electrical engineering from University of Witwatersrand in South Africa.

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

Scott Wells, Director. Mr. Wells has served as a director since July 2012. Mr. Wells is an Operating Partner of Bain Capital and joined the firm in 2007. Prior to joining Bain Capital, Mr. Wells held several executive roles at Dell, Inc. from 2004-2007, most recently as Vice President of Public Marketing and On-line in the Americas. Prior to Dell, Mr. Wells held various roles at Bain & Company from 1993-2003, ultimately as a Partner where he focused primarily on technology and consumer-oriented companies. Mr. Wells began his career as an account executive at AT&T, Inc. He also volunteers in a variety of charitable organizations, currently serving on the Dean’s Advisory Board of the Pamplin School of Business at Virginia Tech. Mr. Wells received an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and received a BS, Summa Cum Laude, from Virginia Tech.

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

Audit Committee

The audit committee selects the independent auditors, reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews results of the annual audit with the independent auditors. The audit committee is currently composed of Scott Wells and Chris Gordon. Chris Gordon serves as our “audit committee financial expert” as defined in Item 407(d) (5) of Regulation S-K.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. In this section, we address the members and role of our compensation committee, our compensation setting process, our compensation philosophy and policies regarding executive compensation, the components of our executive compensation program and our compensation decisions for 2012. We address the compensation paid or awarded during 2012 to our chief executive officer, our chief financial officer and the three other most highly compensated executive officers in fiscal year 2012. We refer to these executive officers as our named executive officers.

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

The Board of Directors created a compensation committee in January 2007. The current members of the compensation committee are Steven Barnes, Chris Gordon and Scott Wells.

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

Components of Executive Compensation Plan

In 2012, the principal elements of annual compensation for our named executive officers consisted of base salary and performance based incentive bonuses, long term equity incentive compensation and benefits.

Base Salary. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualification and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance and competitive salary practices. Further, for our most senior executives, we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance based pay. Mr. Andrew Eckert’s base salary was determined in his employment agreement which was negotiated at the time of his hiring. For all of our other named executive officers, base salary increases are at the discretion of the Compensation Committee. Base salary is reviewed annually at the beginning of the year and any increases are based on our overall performance and the executive’s individual performance during the preceding year. At its January 2013 meeting, the Compensation Committee reviewed recommendations for salary adjustments for all executive officers. There will be no increases in base salaries for our named executive officers in 2013.

2012 Incentive Bonus Plan. Our 2012 Incentive Bonus Plan is designed to reward our employees for the achievement of 2012 EBITDA goals related to the business as well as overall performance of the business and the individual employee. EBITDA represents actual earnings before interest, taxes, depreciation and amortization and certain other adjustments as set forth in the Plan. The bonus payment for our Chief Executive Officer was governed by his employment agreement and was wholly dependent on the achievement of certain EBITDA targets. Pursuant to his employment agreement, our target annual incentive bonus for our Chief Executive Officer is 100% of his base salary in the event that our actual EBITDA is 100% of our budgeted EBITDA; he may earn an annual incentive bonus of up to a maximum 150% of his base salary in the event that our actual EBITDA is 110% of our budgeted EBITDA but also may earn nothing in the event that financial milestones are not achieved. The bonus plan for LeAnne Stewart, Jerome Rhodes, Philip Herschman and David Duerst is based on our overall achievement of our EBITDA targets (target bonus assumes our actual EBITDA is 100% of budgeted EBITDA and the maximum bonus assumes that our actual EBITDA is 110% or greater than budgeted EBITDA), EBITDA margin and individual contributions. These officers have a target annual incentive bonus of between 25% and 50% of base salary; they may earn a maximum annual incentive bonus of up to 37.5% to 75% of base salary but may also earn nothing in the event our financial milestones are not achieved. The bonus is paid after completion of our annual audit and the officer must be an employee at such time to receive a bonus payment. In addition to the targeted number above, each of Mr. Eckert and Mr. Rhodes were provided an additional bonus opportunity in 2012 in lieu of receiving any bonus in 2011. Mr. Eckert and Mr. Rhodes each had an additional bonus opportunity to receive an additional $100,000 and $50,000, respectively, in the event that the company met 100% of its budgeted EBITDA in 2012.

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

Other Compensation Information. We provide employees, including our named executive officers, with a variety of other benefits, including medical, dental and vision plans, life insurance and holidays and vacation. These benefits are generally provided to employees on a company-wide basis. For 2012, we do not offer any retirement plans to our directors or executive officers, other than the 401(k) plan generally available to employees.

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

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) with management. Based upon the review and discussions, the Committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in the Form 10-K for the year ended December 31, 2012.

Respectfully submitted on March 28, 2013 by the members of the Compensation Committee of the Board of Directors.

Steven Barnes
Chris Gordon
Scott Wells

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($) (1)		Non-equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)		Total ($)
R. Andrew Eckert	2012	650,000		—	—	—		65,000	(2)	—	6,318	(7)	$721,318
Chief Executive Officer	2011	650,000		—	—	3,297,000	(1)	—		—	337,510	(6)	$4,284,510

LeAnne M. Stewart	2012	300,000		—	—	—		20,000	(2)(3)	—	26,446	(7)	$346,446
Chief Financial Officer	2011	300,000		—	—	499,000	(1)	75,000	(4)	—	25,030	(8)	$899,030

Jerome E. Rhodes	2012	350,000		—	—	—		40,000	(3)	—	—		$390,000
Chief Operating Officer	2011	350,000		—	—	251,000	(1)	—		—	72	(9)	$601,072
	2010	301,930		—	—	—		125,000	(5)	—	10,472	(10)	$437,402

Philip L. Herschman	2012	314,127		—	—	—		20,000	(3)	—	—		$334,127
Chief Clinical Officer	2011	307,968		—	—	125,000	(1)	25,000	(4)	—	72	(9)	$458,040
	2010	301,930		—	—	—		40,000	(5)	—	72	(9)	$342,002

David Duerst	2012	236,000		—	—	—		110,111	(2)(3)	—	6,224	(7)	$352,335
SVP, Sales	2011	$103,499	(11)	—	—	187,000	(1)	—		—	—		$103,499

(1)	The amounts included in this column reflect the compensation costs associated with stock option awards recognized as expense in our financial statements in accordance with SFAS 123(R). Under SFAS 123(R), the full grant date fair value of the option awards is recognized over a five year period. For a discussion of the assumptions made in the valuation, please see Note 15 to our Consolidated Financial Statements.
(2)	2012 annual incentive bonus was paid in March 2013. Bonuses paid pursuant to the 2012 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(3)	Twenty-five thousand dollars of the bonus payment to Ms. Stewart was paid in July 2012 and was a guaranteed bonus payment pursuant to her offer letter. Mr. Duerst was paid $95,111 pursuant to a sales commission plan.
(4)	2011 annual incentive bonus was paid in March 2012. Bonuses paid pursuant to the 2011 Incentive Bonus Plan are accrued in the year earned and paid in the following year. The bonus payment to Ms. Stewart was a guaranteed bonus payment pursuant to her offer letter.
(5)	2010 annual incentive bonus paid in April 2011. Bonuses paid pursuant to the 2010 Incentive Bonus Plan are accrued in the year earned and paid in the following year.
(6)	Represents $12,509 in medical, dental, vision and life insurance contributions and $325,000 sign-on bonus pursuant to the Employment Agreement.
(7)	Represents medical, dental, vision and life insurance contributions and a $25,000 guaranteed payment pursuant to Ms. Stewart’s offer letter.
(8)	Represents $30 for in life insurance contributions and a $25,000 sign-on bonus pursuant to Ms. Stewart’s offer letter.
(9)	Represents $72 in life insurance contributions.
(10)	Represents $10,400 in car allowance during 2010, $72 in life insurance contributions for 2010.
(11)	Represents an annual salary of $230,000. Mr. Duerst started employment with the company in July 2011.

Grants of Plan-Based Awards in 2012

The following table contains information concerning grants of plan-based awards to our named executive officers during 2011:

	Grant Date(2)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
R. Andrew Eckert	1/1/12	0	650,000	(3)	975,000	—	—	—	—	—	—	—
LeAnne M. Stewart	1/1/12	0	150,000		225,000
Philip Herschman	1/1/12	0	157,064		235,595	—	—	—	—	—	—	—
Jerome Rhodes	1/1/12	0	175,000	(3)	262,500	—	—	—	—	—	—	—
David Duerst	1/1/12	0	59,225		88,838

NOTES TO TABLE:

(1)	Amounts reflect cash awards pursuant to our 2012 Incentive Bonus Plan to which our named executive officers are eligible. Pursuant to our 2012 Incentive Bonus Plan, the amounts are based on the achievement of the EBITDA targets for the period January 1, 2012 through December 31, 2012. The Target amount equals 100% of achievement of the target and the Maximum amount assumes that our actual EBITDA exceeded 110% of budgeted EBITDA. The threshold amount equals 95% of achievement of the target; provided however, that they Compensation Committee, in their discretion, may award bonuses if there is 95% or less achievement of the targets. For the year ended December 31, 2012. Actual EBITDA was less than 95% of budgeted EBITDA. Bonus amounts were in the discretion of the Compensation Committee. See the Summary Compensation Table for bonuses received by our named executive officers.
(2)	The grant date provided is the date that the plan year began for the 2012 Incentive Bonus Plan or the date on which the individual received the Plan Based Award.
(3)	In addition to the targeted number above, each of Mr. Eckert and Mr. Rhodes were provided an additional bonus opportunity in 2012 in lieu of receiving any bonus in 2011. Mr. Eckert and Mr. Rhodes each had an additional bonus opportunity to receive an additional $100,000 and $50,000, respectively, in the event that the company met 100% of its budgeted EBITDA in 2012.

The material terms of our stock option awards, 2012 Incentive Bonus Plan and our employment agreement with R. Andrew Eckert are described in Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2012.

	Option Awards (1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options that are Exercisable (#)		Number of Securities Underlying Unexercised Options that are Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised and Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of unearned Shares, Units or Other Rights That Have Not Vested ($)
R. Andrew Eckert	20,250	(2)	114,750	(2)	—	72.00	3/3/21	—	—	—	—
LeAnne Stewart	2,000	(2)	18,000	(2)	—	72.00	7/5/21	—	—	—	—
Philip Herschman	500	(2)	4,500	(2)		72.00	8/18/21
	22,749	(3)(4)	19,764	(3)	—	90.00	2/6/16	—	—	—	—
	11,079	(5)	—		—	8.77	12/14/14	—	—	—	—
Jerome Rhodes	1,000	(2)	9,000	(2)		72.00	8/18/21
	22,749	(3)(4)	19,764	(3)	—	90.00	2/6/16	—	—	—	—
	11,079	(5)	—		—	8.77	12/14/14	—	—	—	—
David Duerst	750		6,750		—	72.00	7/11/21	—	—	—	—

NOTES TO TABLE:

(1)	All information in this table relates to nonqualified stock options. We have not granted any incentive stock options or stock appreciation rights. Each option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and one share of Class L Common Stock.
(2)	Option issued pursuant to the 2006 Executive Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to Senior Executive Option Agreement issued under such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting after one year from the initial vesting date, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 50% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis.
(3)	Option issued pursuant to the 2006 Executive Incentive Plan or the 2007 Incentive Plan. The exercisable options include all options that have vested. All unexercisable options have not yet vested. Pursuant to such plan, options vest as follows: (i) 50% of the option (the Tranche 1 Options) is time based and vests over five years with 20% vesting on February 6, 2007, one year from the date of grant, and 10% of the remaining balance vesting every 6 months thereafter, (ii) 25% of the option is performance based and vests based on the attainment of a certain value of the Company (the Tranche 2 Options), as discussed in the Compensation Discussion and Analysis and (iii) the remaining 25% (the Tranche 3 Options) of the option is performance based and vests on the attainment of certain annual goals for the Company during the 5 year period beginning January 1, 2006, as discussed in the Compensation Discussion and Analysis.
(4)	Vested options represents 50% of the Tranche 1 Options vesting based on time and 14.04% of the Tranche 3 Options vesting based on achievement of EBITDA milestones.
(5)	Rollover options are fully vested. To the extent that outstanding options were not cancelled in the Bain Merger, such options converted into fully vested options to purchase equity units in our parent company. Each rollover option is an option to purchase one Unit consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock.

Option Exercises and Stock Vested in 2012

The following table sets forth information about stock options exercised by the named executives in fiscal year 2012 and stock awards that vested or were paid in fiscal year 2012 to the named executives.

Name	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Stock Awards Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
R. Andrew Eckert	—	—	—	—
LeAnne M. Stewart	—	—	—	—
Philip Herschman	—	—	—	—
Jerome Rhodes	—	—	—	—
David Duerst	—	—	—	—

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

We have no employment agreements with Philip Herschman, Jerome Rhodes, LeAnne Stewart or David Duerst.

2012 Incentive Bonus Plan

An employee was only eligible to receive a bonus pursuant to the 2012 Annual Incentive Bonus plan if such employee was an employee of CRC or a subsidiary of CRC at the time of bonus payout in March 2013.

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

The following table contains compensation received by General Barry McCaffrey during the year ended December 31, 2012 for serving as a director of, and providing consulting services to, CRC and Holdings.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Barnes, Gordon and Wells. Messrs. Barnes, Gordon and Wells have not been at any time an officer or employee of CRC or an affiliate of CRC. During 2012, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

All of our outstanding common stock is held by our parent company. Our parent company’s outstanding capital stock consists of Class A common shares and Class L common shares.

The table below sets forth, as of March 1, 2013, the number and percentage of shares of our parent company’s common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of common stock of our parent company, (ii) each of our directors, (iii) each of our named executive officers and (iv) all our directors and executive officers as a group.

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

Name and Address	Shares of Class A Common Stock	Percent of Class A Common Stock	Shares of Class L Common Stock	Percent of Class L Common Stock
Bain Capital Partners VIII, L.P. and Related Funds (1)	32,547,498	94.5%	3,616,388	94.5%
R. Andrew Eckert(2)	243,000	*	27,000	*
Dr. Barry W. Karlin (3)	1,133,657	3%	125,961	3%
LeAnne M. Stewart (4)	27,000	*	3,000	*
Philip L. Herschman (5)	527,328	*	34,578	*
Jerome E. Rhodes (6)	527,328	*	35,328	*
David Duerst (7)	10,125	*	1,125	*
Barry R. McCaffrey (8)	7,189	*	798	*
Steven Barnes (9)	—	—	—	—
John Connaughton (9)	—	—	—	—
Chris Gordon (9)	—	—	—	—
Scott Wells (9)	—	—	—	—
All directors and executive officers as a group	2,147,085	6.2%	238,565	6.2%

*	indicates less than 1% of common stock
(1)	Represents shares owned by the following groups of investment funds affiliated with Bain Capital Partners, LLC: (i) 27,861,389.88 shares of Class A common stock and 3,095,709.94 shares of Class L common stock owned by Bain Capital Fund VIII, LLC, a Delaware limited liability company (“BCF VIII”), whose sole member is Bain Capital Fund VIII, L.P., a Cayman Islands exempted limited partnership (“BCF VIII Cayman”), whose sole general partner is Bain Capital Partners VIII, L.P., a Cayman Islands exempted limited partnership (“BCP VIII”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”); (ii) 3,666,862.04 shares of Class A common stock and 407,429.12 shares of Class L common stock owned by Bain Capital VIII Coinvestment Fund, LLC, a Delaware limited liability company (“BC VIII Coinvest”), whose sole member is Bain Capital VIII Coinvestment Fund, L.P., a Cayman Islands exempted limited partnership (“BC VIII Coinvest Cayman”), whose sole general partner is BCP VIII; (iii) 10,287.59 shares of Class A common stock and 1,143.08 shares of Class L common stock owned by BCIP Associates-G (“BCIP-G”), whose managing partner is BCI; (iv) 787,645.94 shares of Class A common stock and 69,256.98 shares of Class L common stock owned by BCIP Associates III, LLC, a Delaware limited liability company (“BCIP IIP”), whose sole member is BCIP Associates III, a Cayman Islands partnership (“BCIP III Cayman”), whose managing partner is BCI; (v) 118,584 shares of Class A common stock and 31,435.32 shares of Class L common stock owned by BCIP T Associates III, LLC a Delaware limited liability company (“BCIP T III”), whose sole member is BCIP Trust Associates III, a Cayman Islands partnership (“BCIP T III Cayman”), whose managing partner is BCI; (vi) 65,975.32 shares of Class A common stock and 9,482.95 shares of Class L common stock owned by BCIP Associates III-B, LLC, a Delaware limited liability company (“BCIP III-B”), whose sole member is BCIP Associates III-B, a Cayman Islands partnership (“BCIP III-B Cayman”), whose managing partner is BCI and (vii) 36,754 shares of Class A common stock and 1,931.37 shares of Class L common stock owned by BCIP T Associates III-B, LLC, a Delaware limited liability company (“BCIP T III-B” and together with BCF VIII, BC VIII Coinvest, BCIP-G, BCIP III, BCIP T III and BCIP III-B, the “Bain Funds”), whose sole member is BCIP Trust Associates III-B, a Cayman Islands partnership (“BCIP T III-B Cayman”), whose sole general partner is BCI.

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

(2)	Represents options to purchase 27,000 Units consisting of 243,000 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 27,000 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(3)	Represents options to purchase 125,961 Units consisting of 1,092,257 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 125,961 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(4)	Represents options to purchase 3,000 Units consisting of 27,000 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 3,000 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(5)	Represents options to purchase 34,578 Units consisting of 311,202 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 34,578 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(6)	Represents options to purchase 35,328 Units consisting of 317,925 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 35,328 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(7)	Represents options to purchase 1,125 Units consisting of 10,125 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 1,125 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(8)	Represents options to purchase 798 Units consisting of 7,189 shares of Class A common stock issuable pursuant to options exercisable within 60 days and 798 shares of Class L common stock issuable pursuant to options exercisable within 60 days.
(9)	Mr. Barnes, Mr. Connaughton, Mr. Gordon and Mr. Wells are each a managing director of Bain Capital Partners, LLC. They disclaim any beneficial ownership of any shares beneficially owned by any entity affiliated with Bain Capital Partners, LLC in which they do not have a pecuniary interest. Mr. Barnes, Mr. Connaughton, Mr. Gordon and Mr. Wells each have an address c/o Bain Capital Partners, LLC, 200 Clarendon St, Boston, MA 02116.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2012 under our 2006 Executive Incentive Plan, our 2006 Management Incentive Plan, and our 2007 Incentive Plan, the number of shares of our Class A common stock and Class L common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plans. Each of the 2006 Executive Incentive Plan, our 2006 Management Incentive Plan and our 2007 Incentive Plan have been approved by our shareholders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights				(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Class A common stock		Class L common stock		Class A common stock	Class L common stock	Class A common stock		Class L common stock
2006 Executive Incentive Plan	3,146,593	(1)	349,622	(1)	$0.88	$71.02	—	(2)	—	(2)
2006 Management Incentive Plan	214,529		23,837		$1.34	$89.87	—	(2)	—	(2)
2007 Incentive Plan	3,188,537		354,222		$0.52	$71.23	—	(2)	—	(2)
Equity compensation plans not approved by security holders	—		—		—	—	—		—

(1)	This amount consists of 878,136 shares of Class A common stock and 97,571 shares of Class L common stock that were issued in connection with rolled over options at the time of the Bain Merger and Aspen Acquisition. It also includes 2,268,458 shares of Class A common stock and 252,051 shares of Class L common stock issued pursuant to the 2006 Executive Incentive Plan.
(2)	The number of securities remaining available for future issuance under the 2007 Incentive Plan, the 2006 Executive Incentive Plan or the 2006 Management Incentive Plan is an aggregate of 62,530 shares of Class A common stock and 7,007 shares of Class L common stock.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

ITEM 14.

For the fiscal years ended December 31, 2012 and 2011, Deloitte & Touche LLP, and its affiliates, the Company’s independent registered public accounting firm and principal accountant, billed the fees set forth below (in thousands).

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$1,790	$2,073
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,790	$2,073

(1)	Audit Fees billed in the fiscal years ended December 31, 2012 and 2011 represented fees for the following services: the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings.

The audit committee was formed in May 2006. All audit and non-audit services performed after such date have been pre-approved by the audit committee.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

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

(c) Exhibit Index

2.1	Agreement and Plan of Merger among CRCA Holdings, Inc., CRCA Merger Corporation and CRC Health Group, Inc. dated as of October 8, 2005 (incorporated by reference to Exhibit 2.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

2.1a	Agreement and Plan of Merger dated as of September 22, 2006, by and among Aspen Education Group, Inc., Frazier Healthcare II, L.P., as Shareholders’ Representative, Madrid Merger Corporation and CRC Health Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 333-135172) filed September 28, 2006).

3.1	Certificate of Incorporation of CRC Health Corporation, with amendments (incorporated by reference to Exhibit 3.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

3.2	By-Laws of CRC Health Corporation (incorporated by reference to Exhibit 3.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

4.1	Indenture, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form S-4 (File No. 333-135172) filed June 21, 2006).

4.1a	First Supplemental Indenture dated as of July 7, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

4.1b	Second Supplemental Indenture dated as of September 28, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 of Form 10-Q filed November 14, 2006).

4.1c	Third Supplemental Indenture dated as of October 24, 2006, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of Form 10-Q filed November 14, 2006).

4.1d	Fourth Supplemental Indenture dated as of November 17, 2006 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1d of Form 10-K filed April 2, 2007).

4.1e	Fifth Supplemental Indenture dated as of April 27, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1e of Form 10-Q filed May 15, 2007).

4.1f	Sixth Supplemental Indenture dated as of July 26, 2007 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1f of Form 10-Q filed November 13, 2007).

4.1g	Seventh Supplemental Indenture dated as of May 23, 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, the New Guarantors named therein and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1g of Form 10-Q filed August 13, 2008).

4.1h	Release of Guarantee dated as of July 25, 2008 by and among US Bank National Association, as Trustee, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to 4.1h of Form 10-Q filed November 14, 2008).

4.1i	Form of Eighth Supplemental Indenture dated as of November , 2008 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.1i of Form 10-K filed March 27, 2009).

4.1j	Form of Ninth Supplemental Indenture dated as of April , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.li of Form 10-Q filed May 15, 2009).

4.1k	Form of Tenth Supplemental Indenture dated as of December , 2009 among CRC Health Corporation, a Delaware corporation (the “Company”), the Guarantors, CRC Holdings, LLC, a Delaware limited liability company (the “New Guarantor”) and U.S. Bank National Association, as trustee with respect to the 10 3/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.lk of Form 10-K filed March 24, 2010).

4.1l	Eleventh Supplemental Indenture dated as of August 20, 2012, by and among CRC Health Corporation, the Guarantors named therein, the New Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10.75% Senior Subordinated Notes due 2016. (Incorporated by reference to Exhibit 4.1l of Form 10-Q filed November 13, 2012).

4.2	Registration Rights Agreement, dated as of February 6, 2006, by and among CRCA Merger Corporation, CRC Health Corporation, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Form S-4 (File No. 333-135172) filed June 21, 2006).

4.3	Form of 10 3/4% Senior Subordinated Notes due 2016 (contained in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of Form S-4 (File No. 333-135172) filed June 21, 2006).

10.1	Credit Agreement, dated as of February 6, 2006, by and among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., Citibank, N.A., the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as co-lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

10.1a	Amendment No. 1 to Credit Agreement, dated as of May 19, 2006 among CRC Intermediate Holdings, Inc., CRC Health Corporation and Citibank, N.A. in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.15 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

10.1b	AMENDMENT AGREEMENT, dated as of November 17, 2006 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors, as defined therein, and Citibank, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (incorporated by reference to Exhibit 10.1b of Form 10-K filed April 2, 2007).

10.1c	AMENDED AND RESTATED CREDIT AGREEMENT (“Agreement”) entered into as of November 17, 2006, among CRC Health Group, Inc., CRC Health Corporation, Citibank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, each lender from time to time party thereto, JPMorgan, Chase Bank, N.A., as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent (incorporated by reference to Exhibit 10.1c of Form 10-K filed April 2, 2007).

10.1d	AMENDMENT NO. 2 to Credit Agreement dated as of April 16, 2007, among CRC HEALTH GROUP, INC., a Delaware corporation (“Holdings”), CRC HEALTH CORPORATION, a Delaware corporation (the “Borrower”), CITIBANK, N.A., in its capacity as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.1d of Form 10-Q filed May 15, 2007).

10.1e	Second Amendment Agreement, dated as of January 20, 2011 among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors and Citibank, N.A., in its capacity as administrative agent for the lenders and as collateral agent for the Secured Parties, and the lenders party hereto and under the Credit Agreement dated as of February 6, 2006 (as amended and restated as of November 17, 2006) (incorporated by reference to Exhibit 10.1e of Form 10-K filed March 30, 2011).

10.1f	SECOND AMENDED AND RESTATED CREDIT AGREEMENT dated as January 20, 2011, among CRC Health Corporation, CRC Health Group Inc., Citibank, N.A., as administrative agent, collateral agent, Swing Line Lender and L/C Issuer, the other lenders party hereto, J.P. Morgan Chase Bank, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Second Restatement Arrangers, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, G.E. Capital Markets, Inc. and Credit Suisse Securities (USA) LLC, as joint bookrunners. (Incorporated by reference to Exhibit 10.1f of Form 10-K filed on March 30, 2011).

10.1g	Third Amendment Agreement, dated as of March 7, 2012, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiary Guarantors party thereto and Citibank, N.A., as Administrative Agent and as Collateral Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 9, 2012).

10.1h	THIRD AMENDED AND RESTATED CREDIT AGREEMENT dated as March 7, 2012, among CRC Health Corporation, CRC Health Group Inc., Citibank, N.A., as administrative agent, collateral agent, Swing Line Lender and L/C Issuer, the other lenders party hereto. (Incorporated by reference to Exhibit 10.1h of Form 10-K filed on March 30, 2012).

10.2	Security Agreement, dated as of February 6, 2006, between CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

10.2a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (Incorporated by reference to Exhibit 10.2a of Form 10-K filed April 2, 2007).

10.2b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.2b of Form 10-K filed April 2, 2007).

10.2c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.2c of Form 10-K filed April 2, 2007).

10.2d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.) and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Collateral Agent for the Secured Parties as defined therein (incorporated by reference to Exhibit 10.2d of Form 10-K filed April 2, 2007).

10.2e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2e of Form 10-K filed April 2, 2007).

10.2f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2f of Form 10-Q filed May 15, 2007).

10.2g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2g of Form 10-Q filed November 13, 2007).

10.2h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2h of Form 10-Q filed August 13, 2008).

10.2i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2i of Form 10-K filed March 27, 2009).

10.2j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2j of Form 10-Q filed May 15, 2009).

10.2k	Form of SUPPLEMENT NO. 11 dated as of December , 2009 to the Security Agreement among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2k of Form 10-K filed March 24, 2010).

10.2l	SUPPLEMENT NO. 12 dated as of August 20, 2012, to the Security Agreement dated as of February 6, 2006 among CRC Health Corporation (f/k/a CRC Health Group, Inc.), CRC Health Group, Inc. (f/k/a/ CRCA Holdings, Inc.), and the Subsidiaries of the Borrower identified therein and Citibank, N.A., as collateral Agent for the Secured Parties, as defined therein (incorporated by reference to Exhibit 10.2l filed November filed November 13, 2012).

10.3	Guarantee Agreement, dated as of February 6, 2006, among CRC Health Group, Inc. (to be renamed CRC Health Corporation), CRC Intermediate Holdings, Inc., the Subsidiaries named therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

10.3a	Form of SUPPLEMENT NO. 1 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3a of Form 10-K filed April 2, 2007).

10.3b	Form of SUPPLEMENT NO. 2 dated as of June 22, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Intermediate Holdings, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3b of Form 10-K filed April 2, 2007).

10.3c	Form of SUPPLEMENT NO. 3 dated as of September 27, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3c of Form 10-K filed April 2, 2007).

10.3d	Form of SUPPLEMENT NO. 4 dated as of October 18, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3d of Form 10-K filed April 2, 2007).

10.3e	SUPPLEMENT NO. 5 dated as of November 17, 2006, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3e of Form 10-K filed April 2, 2007).

10.3f	SUPPLEMENT NO. 6 dated as of April 27, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2007).

10.3g	SUPPLEMENT NO. 7 dated as of July 26, 2007, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3f of Form 10-Q filed November 13, 2007).

10.3h	SUPPLEMENT NO. 8 dated as of May 23, 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3h of Form 10-Q filed August 13, 2008).

10.3i	Form of SUPPLEMENT NO. 9 dated as of November , 2008, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3i of Form 10-Q filed August 13, 2008).

10.3i	Release of Guarantee and Collateral Dated as of July 25, 2008 by and among Citibank, NA, as Administrative Agent and Collateral Agent, CRC Health Corporation, Adirondack Leadership Expeditions, LLC and LoneStar Expeditions, Inc. (incorporated by reference to Exhibit 10.3i of Form 10-Q filed November 14, 2008).

10.3j	Form of SUPPLEMENT NO. 10 dated as of April 27, 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3f of Form 10-Q filed May 15, 2007).

10.3k	Form of SUPPLEMENT NO. 11 dated as of December , 2009, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower, as defined herein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3k of Form 10K filed March 24, 2010).

10.3l	SUPPLEMENT NO. 12 dated as of August 20, 2012, to the Guarantee Agreement dated as of February 6, 2006, among CRC Health Group, Inc., CRC Health Corporation, the Subsidiaries of the Borrower identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3l filed November filed November 13, 2012).

10.4	Management Agreement dated as of February 6, 2006, by and among CRCA Holdings, Inc. (to be renamed CRC Health Group, Inc.), CRC Intermediate Holdings, Inc., CRCA Merger Corporation and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.4 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

10.5	Employment Agreement between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation, dated February 6, 2006 (incorporated by reference to Exhibit 10.5 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.5a	Letter Agreement dated July 30, 2010 by and between Dr. Barry W. Karlin, CRC Health Group, Inc. and CRC Health Corporation (incorporated by reference to Exhibit 10.20 of Form 8-K filed August 5, 2010).

10.6	Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 (incorporated by reference to Exhibit 10.6 of Form S-4 (File No. 333-1351712) filed June 21, 2006).

10.6a	Amended and Restated Stockholders Agreement among CRC Health Group, Inc. (f/k/a CRCA Holdings, Inc.), CRC Intermediate Holdings, Inc., CRC Health Corporation (f/k/a CRC Health Group, Inc.), the Investors, Other Investors, and Managers named therein, dated as of February 6, 2006 and as amended and restated on August 13, 2008 (incorporated by reference to Exhibit 10.6a of Form 10-K filed March 27, 2009).

10.7	Form of Executive Letter Agreement re: Fair Market Value Determination of Shares dated February 6, 2006 (incorporated by reference to Exhibit 10.7 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.8	2006 Executive Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.8 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.8a	2006 Executive Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 10.8a of Form 10-K filed April 2, 2007).*

10.9	2006 Management Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.9 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.9a	2006 Management Incentive Plan of CRC Health Group, Inc., as amended (incorporated by reference to Exhibit 10.9a of Form 10-K filed April 2, 2007).*

10.10	Form of Senior Executive Option Certificate (incorporated by reference to Exhibit 10.10 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.10a	Form of 2007 Senior Executive Option Certificate, as amended (incorporated by reference to Exhibit 10.10a of Form 10-K filed April 2, 2007).*

10.11	Form of Executive Option Certificate (incorporated by reference to Exhibit 10.11 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.11a	Form of 2007 Executive Option Certificate, as amended (incorporated by reference to Exhibit 10.11a of Form 10-K filed April 2, 2007).*

10.11b	Form of Amended and Restated 2007 Executive Option Certificate (incorporated by reference to Exhibit 10.11b of Form 10-Q filed November 13, 2007).*

10.11c	Form of Amended and Restated Executive Option Certificate (incorporated by reference to Exhibit 10.11c of Form 10-Q filed November 13, 2007).*

10.12	Form of Management Time Vesting Option Certificate (incorporated by reference to Exhibit 10.12 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.13	Form of Substitute Option Certificate (incorporated by reference to Exhibit 10.13 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.14	Rollover and Subscription Agreement, dated as of February 6, 2006, between CRCA Holdings, Inc. and the investors in CRC Health Group, Inc. listed therein (incorporated by reference to Exhibit 10.14 of Form S-4 (File No. 333-1351712) filed June 21, 2006).*

10.15	EMPLOYMENT AGREEMENT dated as of February 1, 2004, between Aspen Education Group, Inc. and Elliot A. Sainer (incorporated by reference to Exhibit 10.15 of Form 10-K filed April 2, 2007).*

10.16	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of November 17, 2006, made and entered into by and between Aspen Education Group, Inc. and Elliot A Sainer (incorporated by reference to Exhibit 10.16 of Form 10-K filed April 2, 2007).*

10.17	2007 Incentive Plan of CRC Health Group, Inc. (incorporated by reference to Exhibit 10.17 of Form 10-Q filed November 13, 2007).*

10.18	Form of 2007 Incentive Plan Option Certificate (incorporated by reference to Exhibit 10.18 of Form 10-Q filed November 13, 2007).*

10.18a	Form of 2008 Incentive Plan Option Certificate (Incorporated by reference to Exhibit 10.18a of form 10K filed April 7, 2008).

10.19	Agreement dated as of September 20, 2007 between Elliot A. Sainer, CRC Health Group, Inc., CRC Health Corporation and Aspen Education Group (incorporated by reference to Exhibit 10.19 of Form 10-Q filed November 13, 2007).*

10.20	Employment Agreement dated December 13, 2010 by and between CRC Health Group, Inc., CRC Health Corporation and R. Andrew Eckert (Incorporated by reference to Exhibit 10.20 of Form 10-K filed on March 30, 2011).*

10.21	Form of 2010 Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.21 of Form 10-K filed on March 30, 2011).*

12	Statement of Computation of Ratio of Earnings to Fixed Charges‡

21	Subsidiaries of CRC Health Corporation‡

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer‡

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer‡

32.1	Section 1350 Certification of Principal Executive Officer†

32.2	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer†

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase †

101.DEF	XBRL Taxonomy Extension Definition Linkbase†

101.LAB	XBRL Taxonomy Extension Label Linkbase †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase †

‡	Filed herewith.
†	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 1, 2013

CRC HEALTH CORPORATION (Registrant)

By	/s/ LEANNE M. STEWART
LeAnne M. Stewart, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 1, 2013

Signature	Title
Principal Executive Officer:

/S/ R. ANDREW ECKERT R. Andrew Eckert	Chief Executive Officer

/S/ LEANNE M. STEWART LeAnne M. Stewart	Chief Financial Officer

/S/ BARRY KARLIN Barry Karlin	Director

/S/ STEVEN BARNES Steven Barnes	Director

/S/ SCOTT WELLS Scott Wells	Director

/S/ CHRIS GORDON Chris Gordon	Director

/S/ BARRY R. MCCAFFREY Barry R. McCaffrey	Director