Form 10-Q
period 2013-03-31
CRC Health CORP
filed 2013-05-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of May 14, 2013 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: our substantial indebtedness; unfavorable economic conditions that have and could continue to negatively impact our revenues; changes in reimbursement rates for services provided; the failure to comply with extensive laws and governmental regulations given the highly regulated industry in which we operate and the ever changing nature of these laws and regulations; the significant economic contribution that certain regions and programs have to our operating results; claims and legal actions by patients, students, employees and others; failure to cultivate new, or maintain existing relationships with patient referral sources; competition; shortage in qualified healthcare workers; our employees election of union representation; difficult, costly or unsuccessful integrations of acquisitions; accidents or other incidents at our programs; defaults by borrowers in our loan program; limited history of profitability; potential conflicts with our financial sponsors; natural disasters; adverse media; deficiencies in our internal controls; regulatory risks and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 1, 2013, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2013 AND DECEMBER 31, 2012

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$13,283	$19,058
Restricted cash	183	364
Accounts receivable, net	38,834	36,737
Prepaid expenses	7,590	4,781
Other current assets	2,802	2,591
Income taxes receivable	1,109	1,109
Deferred income taxes	6,352	6,352
Current assets of discontinued operations	2,761	2,623

Total current assets	72,914	73,615

Property and equipment, net	130,431	130,381
Goodwill	519,093	518,953
Other intangible assets, net	291,560	292,846
Other assets, net	19,572	20,396

Total assets	$1,033,570	$1,036,191

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,099	$6,801
Accrued payroll and related expenses	21,827	18,333
Accrued interest	5,230	9,412
Accrued expenses	8,918	8,721
Income taxes payable	910	—
Current portion of long-term debt	9	4,840
Deferred revenue	9,311	9,494
Other current liabilities	1,408	1,592
Current liabilities of discontinued operations	2,155	2,372

Total current liabilities	56,867	61,565

Long-term debt	584,833	584,535
Other long-term liabilities	8,751	8,740
Long-term liabilities of discontinued operations	6,058	6,275
Deferred income taxes	107,305	107,289

Total liabilities	763,814	768,404

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	465,490	464,932
Accumulated deficit	(195,687)	(197,074)
Accumulated other comprehensive loss	(47)	(71)

Total equity	269,756	267,787

Total liabilities and stockholders’ equity	$1,033,570	$1,036,191

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net client service revenues	$110,584	$108,221
Operating expenses:
Salaries and benefits	55,967	54,587
Supplies, facilities and other operating costs	33,589	32,177
Provision for doubtful accounts	2,175	2,343
Depreciation and amortization	4,855	4,789

Total operating expenses	96,586	93,896

Operating income	13,998	14,325
Interest expense	(11,480)	(11,787)
Other income	262	243

Income from continuing operations before income taxes	2,780	2,781
Income tax expense	1,183	1,249

Income from continuing operations, net of tax	1,597	1,532
Loss from discontinued operations, net of tax	(210)	(789)

Net income	$1,387	$743

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$1,387	$743
Other comprehensive loss:
Net change in unrealized loss on cash flow hedges (net of tax of $16 in 2013)	24	—

Total comprehensive income	$1,411	$743

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,387	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,855	4,825
Amortization of debt discount and capitalized financing costs	786	1,211
Loss on disposal of property and equipment	92	40
Provision for doubtful accounts	2,161	2,450
Stock-based compensation	558	485
Deferred income taxes	16	(619)
Changes in assets and liabilities:
Restricted cash	181	(277)
Accounts receivable	(4,254)	(2,688)
Prepaid expenses	(2,813)	(1,217)
Income taxes receivable and payable	772	489
Other current assets	(212)	49
Accounts payable	1,179	1,312
Accrued liabilities	(489)	(734)
Other current liabilities	(374)	2,216
Other long-term assets	431	119
Other long-term liabilities	(187)	564

Net cash provided by operating activities	4,089	8,968

Cash flows from investing activities:
Additions of property and equipment	(4,639)	(3,321)
Proceeds from sale of property and equipment	36	—
Acquisition of business, net of cash acquired	(140)	—
Other	—	(17)

Net cash used in investing activities	(4,743)	(3,338)

Cash flows from financing activities:
Borrowings of long-term debt	—	84,096
Repayment of long-term debt	(5,010)	(88,080)
Borrowings on revolving line of credit	—	13,000
Repayments on revolving line of credit	—	(13,505)
Capital distributed to Parent	—	(20)
Capitalized financing costs	(95)	(1,660)
Other	(16)	—

Net cash used in financing activities	(5,121)	(6,169)

Net decrease in cash and cash equivalents	(5,775)	(539)
Cash and cash equivalents — beginning of period	19,058	10,183

Cash and cash equivalents — end of period	$13,283	$9,644

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Overview

CRC Health Corporation (“the Company”) is a wholly owned subsidiary of CRC Health Group, Inc., referred to as “the Group” or “the Parent.” The Company is headquartered in Cupertino, California, and through its wholly owned subsidiaries provides treatment services related to substance abuse, troubled youth and other addiction diseases and behavioral disorders.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, its results of operations, and its cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications: Discontinued Operations — The condensed consolidated statements of operations have been reclassified for all periods presented to reflect the presentation of closed or sold facilities as discontinued operations (see Note 8). Unless noted otherwise, discussions in the notes to the condensed consolidated financial statements pertain to continuing operations.

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

NOTE 2. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods (in thousands, except percentages).

	Three Months Ended March 31,
	2013	2012
Income tax expense from continuing operations	$1,183	$1,249
Effective tax rate	42.6%	44.9%

The Company’s effective tax rate of 42.6% for the three months ended March 31, 2013 differed from the effective tax rate for the three months ended March 31, 2012 of 44.9%, due to decreases in the state tax expense and interest expense related to uncertain tax positions.

The Company’s effective tax rate of 42.6% for the three months ended March 31, 2013 differed from the U.S. federal statutory income tax rate of 35%, due primarily to state tax expense.

NOTE 3. LONG-TERM DEBT

Long-term debt at March 31, 2013 and December 31, 2012 consists of the following (in thousands):

Term Loans and Revolving Line of Credit

	March 31, 2013	December 31, 2012
Term loans, net of discount of $2,520 in 2013 and $2,751 in 2012	$381,285	$385,875
Revolving line of credit	27,000	27,000
Senior subordinated notes, net of discount of $748 in 2013 and $814 in 2012	176,548	176,482
Other	9	18

Total debt	584,842	589,375
Less: current portion of long-term debt	(9)	(4,840)

Total long-term debt	$584,833	$584,535

Term Loans

On March 7, 2012, the aggregate principal amount of $80.9 million of Term Loans (the “Term Loans B-1”) was refinanced with cash proceeds (net of related fees and expenses) of an aggregate principal amount of $87.6 million of new Term Loans that mature on November 16, 2015 (the “Term Loans B-3”). New creditors and existing Term Loans B-1 creditors represented $67.0 million and $20.6 million of the Term Loans B-3 principal amount, respectively. Of the $20.6 million related to existing creditors, $6.1 million was contributed as additional Term Loan B-3 principal. As a part of the refinancing, the Company repaid $66.4 million of the aggregate principal Term Loans B-1. This repayment was recognized as an extinguishment of debt and $0.2 million of the remaining unamortized issuance costs related to Term Loans B-1 were charged to interest expense during the three months ended March 31, 2012. The Company recognized the refinancing of the remaining aggregate principal amount of $14.5 million with existing Term Loans B-1 creditors as a modification of debt. Refinancing costs of $0.5 million associated with the modified debt were charged to interest expense during the three months ended March 31, 2012. The remaining debt issuance costs of $2.2 million related to the refinancing were capitalized and are being amortized over the life of the Term Loans B-3 using the effective interest rate method. The Term Loans B-3 was issued with an original issue discount of 4.00% which is being amortized over the term of the Term Loans B-3 using the effective interest rate method.

At March 31, 2013, $82.5 million, net of discount of $2.5 million, are outstanding on the Term Loans B-3. Interest on these Term Loans B-3 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-. At March 31, 2013, the entire amount of the Term Loan B-3 consisted of LIBOR loans and the interest rate thereon was 8.5%.

The Term Loans B-3 are payable in quarterly principal installments of $0.1 million on December 31, 2014 and $0.7 million over the payment period between March 31, 2015 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015.

Under the terms of this refinancing, the Company was required to pay and paid, a fee equal to 1.00% of the outstanding principal amount of such lender’s Term Loans B-3 as of March 31, 2013, which totaled $0.9 million. The Company is also required to pay (i) on March 31, 2014, a fee equal to 1.50% of the outstanding principal amount of such lender’s Term Loans B-3 as of such date and (ii) on the Maturity Date, a fee equal to 1.50% of the outstanding principal amount of such lender’s Term Loans B-3 as of such date. These fees are charged to interest expense over the term of the Term Loans B-3 using the effective interest rate method.

The Term Loans B-3 are subject to a 1.00% prepayment premium to the extent the Term Loans B-3 are refinanced, or the terms thereof are amended, in either case, for the purpose of reducing the applicable yield with respect thereto, in each case prior to the first anniversary of the refinancing.

At March 31, 2013, $298.8 million of the remaining Term Loans (the “Term Loans B-2”) are outstanding. The Term Loans B-2 matures on November 16, 2015. Interest on these Term Loans B-2 is payable monthly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. At March 31, 2013, the entire amount of the Term Loans B-2 consisted of LIBOR loans and the interest rate thereon was 4.78%.

The Term Loans B-2 are payable in quarterly principal installments of $0.4 million on December 31, 2014 and $2.4 million over the payment period between March 31, 2015 and September 30, 2015, with the remainder due on the maturity date of November 16, 2015.

The Company is required to apply a certain portion of its excess cash to the principal amount of the Term Loans on an annual basis. Excess cash under the Company’s Credit Agreement is defined as net income attributable to the Company adjusted for certain cash and non-cash items and is required to be calculated after the end of each year. Required payments, if any are due in March of the subsequent year. The Company made payments related to its excess cash in March 2013 and 2012 of $4.8 million and $6.8 million, respectively. The excess cash payment paid in March 2013 was classified as a current liability as of December 31, 2012.

Revolving Line of Credit

At March 31, 2013, the Company had aggregate revolving credit commitments of $63.0 million which mature on August 16, 2015. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. At March 31, 2013, the amount outstanding under the Company’s Revolving Line of Credit was $27.0 million bearing an average interest rate of 4.29%. At March 31, 2013, the Company’s letters of credit against the revolving commitments were $9.5 million.

The Company’s Term Loans and Revolving Line of Credit are guaranteed by the Company’s Parent and substantially all of the Company’s current and future wholly-owned domestic subsidiaries, and secured by their existing and future property and assets, and secured by a pledge of the Company’s capital stock and the capital stock of the Company’s domestic wholly-owned subsidiaries and up to 65% of the capital stock of first-tier foreign subsidiaries. The Company’s Credit Agreement requires the Company to comply on a quarterly basis with certain financial and other covenants, including a maximum total leverage ratio test and an interest coverage ratio test. At March 31, 2013, the Company was in compliance with all the covenants.

Senior Subordinated Notes

At March 31, 2013, the outstanding aggregate principal amount related to the Company’s 10.75% Senior Subordinated Notes (the “Notes”) due February 1, 2016, was $176.5 million, net of discount of $0.7 million. Interest is payable semiannually. The Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

Year	Percentage
2013	101.792%
2014 and thereafter	100.000%

If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes at 101% of their face amount, plus accrued and unpaid interest. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s wholly owned subsidiaries that guarantee the Company’s Term Loans and Revolving Line of Credit. The Company’s Notes agreement requires it to comply on a quarterly basis with certain covenants. At March 31, 2013, the Company was in compliance with all the covenants.

At March 31, 2013, currently scheduled principal payments of total debt, excluding the effects of the discounts on the term loans and the senior subordinated notes, are as follows (in thousands):

2013 (remaining 9 months)	$9
2014	538
2015	410,266
2016	177,297

Total	$588,110

Interest expense — The following table presents the components of interest expense (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual interest on total debt	$10,925	$10,689
Amortization of debt discount and capitalized financing costs	786	1,211
Interest capitalized to property and equipment, net	(231)	(113)

Total interest expense	$11,480	$11,787

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. In 2012 the Company entered into an interest rate swap to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2013, the Company had one interest rate derivative designated as a cash flow hedge of interest rate risk, with a $200.0 million notional amount, paying fixed interest at 0.287% and maturing on June 30, 2014.

The effective portion of changes in the fair value of a derivative that qualifies and is designated as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of this type of derivative is recognized directly in earnings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense. As of March 31, 2013, the $0.1 million fair value of this derivative was recorded as “other current liabilities” in the Condensed Consolidated Balance Sheet.

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statement of Operations (in thousands):

Derivatives Designated as Cash Flow Hedges For the Three Months Ended March 31,	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Interest Rate Derivatives
Pay-Fixed Swaps	$(1)	$0	Interest expense	$(40)	$0	Other Income	$0	$0

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.1 million. If the Company had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $0.1 million.

NOTE 5. FAIR VALUE MEASUREMENTS

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall as of March 31, 2013 And December 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value at As of
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets
Derivative Financial Instruments	$0	$0	$0	$0	$0	$0	$0	$0

Liabilities
Derivative Financial Instruments	$0	$0	$78	$117	$0	$0	$78	$117

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

As of March 31, 2013, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

The estimated fair value of financial instruments with long-term maturities is as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loan program notes receivable, net	$11,046	$10,289	$11,473	$9,725
Liabilities
Term loans, net	$381,285	$397,658	$385,875	$399,517
Senior subordinated notes, net	176,548	183,244	176,482	173,307

Total	$557,833	$580,902	$562,357	$572,824

The estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes. As of March 31, 2013 and December 31, 2012, the estimated fair value of loan program notes receivable, term loans and senior subordinated notes was determined based on Level 3 inputs.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege claims for intentional and negligent infliction of emotional distress, battery, breach of contract and negligence arising out of their treatment in certain programs of our school. We and our subsidiaries, Aspen Education Group, Inc. (“Aspen”) and Mount Bachelor Educational Center, Inc. (“MBA”), are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second and third suit were filed in November 2011 and January 2013, respectively, in Multnomah County Circuit

Court in Oregon by 14 former and 13 former students, respectively, also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit and a total of $19.5 million in relief in the third suit. We and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against MBA and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify MBA, Aspen or CRC. This litigation with Nautilus Insurance Corporation has been stayed pending resolution of the underlying suits against MBA. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and we are vigorously defending the matter.

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

NOTE 7. RESTRUCTURING

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

As of March 31, 2013, the remaining restructuring reserve of $9.0 million consists primarily of future rental payments, net of estimated sublease income. These charges are expected to continue through 2020 and are summarized in the following table (in thousands):

	Recovery	Youth	Total
Total restructuring reserve at December 31, 2012	$1,412	$7,882	$9,294
Expenses	40	131	171
Cash payments	(84)	(356)	(440)

Total restructuring reserve at March 31, 2013	$1,368	$7,657	$9,025

NOTE 8. DISCONTINUED OPERATIONS

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
Net client service revenues	$34	$712
Operating expenses	382	1,986
Interest expense	—	(1)

Loss before income taxes	(348)	(1,275)
Income tax benefit	(138)	(486)

Loss from discontinued operations	$(210)	$(789)

NOTE 9. SEGMENT INFORMATION

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of March 31, 2013, the recovery segment operates 30 inpatient, 16 outpatient facilities, and 58 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of March 31, 2013, the youth segment operates 15 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of March 31, 2013, the weight management segment operates 17 facilities in 8 states, and one in the United Kingdom.

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

Geographic Information — The Company’s business operations are primarily in the United States.

Selected financial information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net client service revenues:
Recovery	$90,675	$87,096
Youth	14,938	16,302
Weight management	4,961	4,800
Corporate	10	23

Total net client service revenues	$110,584	$108,221

Operating income (loss):
Recovery	$25,891	$25,060
Youth	(2,629)	(1,459)
Weight management	(61)	(525)
Corporate	(9,203)	(8,751)

Operating income	13,998	14,325
Interest expense	(11,480)	(11,787)
Other income	262	243

Income from continuing operations before income taxes	$2,780	$2,781

NOTE 10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of March 31, 2013, the Company had $176.5 million aggregate principal amount of the Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s 100% owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of March 31, 2013 and December 31, 2012, the condensed consolidating statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, and the condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012. As a result of the Company’s redemption of the noncontrolling interest in a subsidiary non-guarantor in July 2012, the condensed consolidating financial information have been reclassified for all periods presented to reflect the presentation of all subsidiaries as Subsidiary Guarantors.

Condensed Consolidating Balance Sheet as of March 31, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,283	$—	$13,283
Restricted cash	183	—	—	183
Accounts receivable, net	—	38,834	—	38,834
Prepaid expenses	4,425	3,165	—	7,590
Other current assets	1,204	1,598	—	2,802
Income taxes receivable	1,109	—	—	1,109
Deferred income taxes	6,352	—	—	6,352
Current assets of discontinued operations	—	2,761	—	2,761

Total current assets	13,273	59,641	—	72,914

Property and equipment, net	8,493	121,938	—	130,431
Goodwill	—	519,093	—	519,093
Other intangible assets, net	—	291,560	—	291,560
Other assets, net	19,088	484	—	19,572
Investment in subsidiaries	948,356	—	(948,356)	—

Total assets	$989,210	$992,716	$(948,356)	$1,033,570

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$6,133	$966	$—	$7,099
Accrued liabilities	17,454	18,521	—	35,975
Income taxes payable	910	—	—	910
Current portion of long-term debt	9	—	—	9
Other current liabilities	985	9,734	—	10,719
Current liabilities of discontinued operations	—	2,155	—	2,155

Total current liabilities	25,491	31,376	—	56,867

Long-term debt	584,833	—	—	584,833
Other long-term liabilities	1,825	6,926	—	8,751
Long-term liabilities of discontinued operations	—	6,058	—	6,058
Deferred income taxes	107,305	—	—	107,305

Total liabilities	719,454	44,360	—	763,814

Total stockholder’s equity	269,756	948,356	(948,356)	269,756

Total liabilities and stockholder’s equity	$989,210	$992,716	$(948,356)	$1,033,570

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,058	$—	$19,058
Restricted cash	364	—	—	364
Accounts receivable, net	—	36,737	—	36,737
Prepaid expenses	1,830	2,951	—	4,781
Other current assets	1,184	1,407	—	2,591
Income taxes receivable	1,109	—	—	1,109
Deferred income taxes	6,352	—	—	6,352
Current assets of discontinued operations	—	2,623	—	2,623

Total current assets	10,839	62,776	—	73,615

Property and equipment, net	8,578	121,803	—	130,381
Goodwill	—	518,953	—	518,953
Other intangible assets, net	—	292,846	—	292,846
Other assets, net	19,905	491	—	20,396
Investment in subsidiaries	955,700	—	(955,700)	—

Total assets	$995,022	$996,869	$(955,700)	$1,036,191

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$5,887	$914	$—	$6,801
Accrued liabilities	21,843	14,623	—	36,466
Current portion of long-term debt	4,822	18	—	4,840
Other current liabilities	1,143	9,943	—	11,086
Current liabilities of discontinued operations	—	2,372	—	2,372

Total current liabilities	33,695	27,870	—	61,565

Long-term debt	584,535	—	—	584,535
Other long-term liabilities	1,716	7,024	—	8,740
Long-term liabilities of discontinued operations	—	6,275	—	6,275
Deferred income taxes	107,289	—	—	107,289

Total liabilities	727,235	41,169	—	768,404

Total stockholder’s equity	267,787	955,700	(955,700)	267,787

Total liabilities and stockholder’s equity	$995,022	$996,869	$(955,700)	$1,036,191

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$11	$110,573	$—	$110,584
Management fee revenues	20,721	—	(20,721)	—

Total net revenues	20,732	110,573	(20,721)	110,584
Operating expenses:
Salaries and benefits	7,518	48,449	—	55,967
Supplies, facilities and other operating costs	588	33,001	—	33,589
Provision for doubtful accounts	—	2,175	—	2,175
Depreciation and amortization	1,108	3,747	—	4,855
Management fee expense	—	20,721	(20,721)	—

Total operating expenses	9,214	108,093	(20,721)	96,586

Operating income	11,518	2,480	—	13,998
Interest expense	(11,480)	—	—	(11,480)
Other income	261	1	—	262

Income from continuing operations before income taxes	299	2,481	—	2,780
Income tax expense	127	1,056	—	1,183
Equity in income of subsidiaries, net of tax	1,215	—	(1,215)	—

Income from continuing operations	1,387	1,425	(1,215)	1,597
Loss from discontinued operations, net of tax	—	(210)	—	(210)

Net income	$1,387	$1,215	$(1,215)	$1,387

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$23	$108,198	$—	$108,221
Management fee revenues	21,474	—	(21,474)	—

Total net revenues	21,497	108,198	(21,474)	108,221
Operating expenses:
Salaries and benefits	7,043	47,544	—	54,587
Supplies, facilities and other operating costs	647	31,530	—	32,177
Provision for doubtful accounts	—	2,343	—	2,343
Depreciation and amortization	1,084	3,705	—	4,789
Management fee expense	—	21,474	(21,474)	—

Total operating expenses	8,774	106,596	(21,474)	93,896

Operating income	12,723	1,602	—	14,325
Interest expense	(11,771)	(16)	—	(11,787)
Other income	239	4	—	243

Income from continuing operations before income taxes	1,191	1,590	—	2,781
Income tax expense	535	714	—	1,249
Equity in income of subsidiaries, net of tax	87	—	(87)	—

Income from continuing operations	743	876	(87)	1,532
Loss from discontinued operations, net of tax	—	(789)	—	(789)

Net income	$743	$87	$(87)	$743

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net income	$1,387	$1,215	$(1,215)	$1,387
Other comprehensive income:
Net change in unrealized loss on cash flow hedges (net of tax of $16)	24	—	—	24

Total comprehensive income	$1,411	$1,215	$(1,215)	$1,411

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(2,490)	$6,579	$—	$4,089

Cash flows from investing activities:
Additions of property and equipment	(1,237)	(3,402)	—	(4,639)
Proceeds from the sale of property and equipment	—	36	—	36
Acquisition of business, net of cash acquired	(140)	—	—	(140)

Net cash used in investing activities	(1,377)	(3,366)	—	(4,743)

Cash flows from financing activities:
Intercompany transfers	8,809	(8,809)	—	—
Repayment of long-term debt	(4,831)	(179)	—	(5,010)
Capitalized financing costs	(95)	—	—	(95)
Other	(16)	—	—	(16)

Net cash used in financing activities	3,867	(8,988)	—	(5,121)

Net decrease in cash and cash equivalents	—	(5,775)	—	(5,775)
Cash and cash equivalents — beginning of period	—	19,058	—	19,058

Cash and cash equivalents — end of period	$—	$13,283	$—	$13,283

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,511	$7,457	$—	$8,968

Cash flows from investing activities:
Additions of property and equipment	(856)	(2,465)	—	(3,321)
Other	(31)	14	—	(17)

Net cash used in investing activities	(887)	(2,451)	—	(3,338)

Cash flows from financing activities:
Intercompany transfers	5,102	(5,102)	—	—
Borrowings under long-term debt	84,096			84,096
Repayment of long-term debt	(87,637)	(443)	—	(88,080)
Borrowings on revolving line of credit	13,000	—	—	13,000
Repayments on revolving line of credit	(13,505)	—	—	(13,505)
Capital contributed to Parent	(20)	—	—	(20)
Capitalized financing costs	(1,660)	—	—	(1,660)

Net cash used in financing activities	(624)	(5,545)	—	(6,169)

Net decrease in cash and cash equivalents	—	(539)	—	(539)
Cash and cash equivalents — beginning of period	—	10,183	—	10,183

Cash and cash equivalents — end of period	$—	$9,644	$—	$9,644

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of March 31, 2013 our recovery division, operated 30 inpatient, 16 outpatient facilities, and 58 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division operated 15 adolescent and young adult programs in 6 states. Our weight management division operated 17 facilities in 8 states, and one in the United Kingdom.

EXECUTIVE SUMMARY

During the three months ended March 31, 2013 we generated $110.6 million in net client service revenues, an increase of $2.4 million as compared to the three months ended March 31, 2012, primarily due to increases of $3.6 million and $0.2 million in our recovery and weight management divisions, respectively, offset by a decrease of $1.4 million in our youth division. During the three months ended March 31, 2013, operating income decreased by $0.3 million, or 2%, as compared to the three months ended March 31, 2012, primarily due to a decrease of $1.2 million in our youth division and $0.4 million in corporate, offset by an increase of $0.8 million and $0.5 million, in our recovery and weight management divisions, respectively.

The following table presents the sources of consolidated net client service revenues as a percentage of revenue:

	Three Months Ended March 31,
	2013	2012
Private	53.6%	55.5%
Commercial	24.1	23.2
Government	22.3	21.3

Total	100.0%	100.0%

On March 7, 2012, we amended our Credit Agreement to refinance $80.9 million of our term loans that were scheduled to mature on February 6, 2013 with cash proceeds (net of related fees and expenses) from a new tranche of term loans. As a result of this agreement, all term loans under our senior secured credit facility will mature on November 16, 2015. See Note 3 to Unaudited Condensed Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the three months ended March 31, 2013 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents our results of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Net client service revenues:
Recovery	$90,675	$87,096
Youth	14,938	16,302
Weight management	4,961	4,800
Corporate	10	23

Total net client service revenues	110,584	108,221
Operating expenses:
Recovery	64,784	62,036
Youth	17,567	17,761
Weight management	5,022	5,325
Corporate	9,213	8,774

Total operating expenses	96,586	93,896
Operating income (loss):
Recovery	25,891	25,060
Youth	(2,629)	(1,459)
Weight management	(61)	(525)
Corporate	(9,203)	(8,751)

Operating income	13,998	14,325
Interest expense	(11,480)	(11,787)
Other income	262	243

Income from continuing operations before income taxes	2,780	2,781
Income tax expense	1,183	1,249

Income from continuing operations, net of tax	1,597	1,532
Loss from discontinued operations, net of tax	(210)	(789)

Net income	$1,387	$743

The following table compares total facility statistics:

	Three Months Ended March 31,
	2013	2012
Recovery
Residential and outpatient facilities
Net client service revenues (in thousands)	$56,214	$54,765
Patient days	142,932	139,838
Net client service revenues per patient day	$393.29	$391.63
CTCs
Net client service revenues (in thousands)	$34,461	$32,331
Patient days	2,627,184	2,505,971
Net client service revenues per patient day	$13.12	$12.90
Youth
Residential facilities
Net client service revenues (in thousands)	$9,486	$10,910
Patient days	30,757	38,574
Net client service revenues per patient day	$308.42	$282.83
Outdoor programs
Net client service revenues (in thousands)	$5,452	$5,392
Patient days	11,536	11,248
Net client service revenues per patient day	$472.61	$479.37
Weight Management
Net client service revenues (in thousands)	$4,961	$4,800
Patient days	12,087	11,967
Net client service revenues per patient day	$410.44	$401.10

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Recovery

Net client service revenues increased $3.6 million, or 4%, primarily due to a $2.1 million increase from our CTC facilities and $1.4 million increase in our residential facilities. The increase in revenues at our CTC facilities was due to a combination of increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts, as well as certain rate increases across our facilities. The increase in revenues at our residential facilities was primarily driven by one of our Recovery residential facilities, New Life Lodge, where admissions had been suspended during the first quarter of 2012. This facility re-opened in April 2012.

Operating expenses increased $2.7 million, or 4%, primarily due to a $1.6 million increase related to our residential facilities and a $1.1 million increase related to our CTC facilities. The increased operating expenses at our residential facilities was primarily driven by the reopening of our New Life Lodge facility in April 2012 and the related increases in salaries, wages and benefits, outside services and other operating costs. The increased operating expenses at our CTC facilities was primarily due to increased marketing activities and employee salaries, wages and benefits.

Youth

Net client service revenues decreased by $1.4 million, or 8%, due primarily to a decrease in patient days at our residential facilities.

Operating expenses decreased $0.2 million, or 1%, due to a decrease in marketing activities and other facility operating costs associated with the decline in patient days. This decrease in operating expenses was slightly offset by an increase in employee benefit costs.

Weight Management

Net client service revenues increased by $0.2 million, or 3%, primarily due to an increase in patient days at our weight loss programs.

Operating expenses decreased $0.3 million, or 6%, primarily due to our efforts to manage facility operating costs and related employee salaries, wages and benefits.

Interest expense

The following table presents the components of interest expense (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual interest on total debt	$10,925	$10,689
Amortization of debt discount and capitalized financing costs	786	1,211
Interest capitalized to property and equipment, net	(231)	(113)

Total interest expense	$11,480	$11,787

Contractual interest on total debt increased by $0.2 million during the three months ended March 31, 2013 as compared to the same period in the prior year, primarily due to the March 2012 refinancing of our Term Loans at a higher interest rate. This refinancing event also resulted in the acceleration of approximately $0.7 million of debt discount and capitalized financing costs amortization which was recorded during the three months ended March 31, 2012.

Income tax expense

We calculate our income tax expense for interim periods by applying the full year’s estimated effective tax rate to our financial statements for interim periods.

For the three months ended March 31, 2013 and 2012, our tax expense on continuing operations was $1.2 million for both periods, representing an effective tax rate of 42.6% and 44.9%. The change in the effective tax rate is due primarily to decreases in the state tax expense and interest expense related to uncertain tax positions.

Loss from discontinued operations, net of tax

During the three months ended March 31, 2013, loss from discontinued operations, net of tax, decreased by $0.6 million, as compared to the same period in the prior year. The decrease was due to discontinuing multiple entities in 2012 as compared to none in 2013.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$4,089	$8,968
Net cash used in investing activities	(4,743)	(3,338)
Net cash used in financing activities	(5,121)	(6,169)

Net decrease in cash	$(5,775)	$(539)

Cash provided by operating activities was $4.1 million for the three months ended March 31, 2013, as compared to $9.0 million during the same period in 2012. The decrease of $4.9 million was due primarily to increases in accounts receivable, prepaid expenses, accounts payable, and other current liabilities, offset by the increase in net income.

Cash used in investing activities was $4.7 million for the three months ended March 31, 2013, as compared to $3.3 million during the same period of 2012. The increase of $1.4 million was due primarily to an increase in capital expenditures and goodwill from acquisition of business.

Cash used in financing activities was $5.1 million for the three months ended March 31, 2013, as compared to $6.2 million during the same period in 2012. The decrease of $1.1 million was due to a decrease in net repayments on our Revolving Line of Credit and a decrease in capitalized financing costs, partially offset by an increase in net repayments of long-term debt.

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

Credit Agreements — Refer to Note 3 to Unaudited Condensed Consolidated Financial Statements for further discussion about our long-term borrowing arrangements.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios, the calculations of which are based on Adjusted EBITDA, as defined in our credit agreements. As of March 31, 2013, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

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

The following table reconciles our net income to our Adjusted EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net Income Attributable to CRC Health Corporation:	$1,387	$743

Depreciation and amortization (1)	4,855	4,825
Income tax expense (1)	1,045	763
Interest expense	11,480	11,787

EBITDA	18,767	18,118
Adjustments to EBITDA:
Discontinued operations	222	628
Non-impairment restructuring activities (1)	167	717
Stock-based compensation expense	558	485
Foreign exchange translation	34	(30)
Loss on disposal of property and equipment (1)	92	40
Management fees	600	575
Non-recurring legal costs	558	316
Debt costs	61	108
Other non-cash charges and non-recurring costs	—	(5)

Total adjustments to EBITDA	2,292	2,834

Adjusted EBITDA	$21,059	$20,952

(1)	Includes amounts related to both continuing operations and discontinued operations.

Off-Balance Sheet Obligations

As of March 31, 2013, our off-balance sheet obligations consisted of $9.5 million in letters of credit and $0.1 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

There were no material changes in our contractual obligations during the three months ended March 31, 2013 compared to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, our exposure to market risk has not changed materially since December 31, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege claims for intentional and negligent infliction of emotional distress, battery, breach of contract and negligence arising out of their treatment in certain programs of our school. We and our subsidiaries, Aspen Education Group, Inc. (“Aspen”) and Mount Bachelor Educational Center, Inc. (“MBA”), are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second and third suit were filed in November 2011 and January 2013, respectively, in Multnomah County Circuit Court in Oregon by 14 former and 13 former students, respectively, also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit and a total of $19.5 million in relief in the third suit. We and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against MBA and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify MBA, Aspen or CRC. This litigation with Nautilus Insurance Corporation has been stayed pending resolution of the underlying suits against MBA. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and we are vigorously defending the matter.

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

As of March 31, 2013, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

The Exhibit Index beginning on page 32 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013

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