Form 10-Q
period 2013-06-30
CRC Health CORP
filed 2013-08-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of August 14, 2013 was 1,000.

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

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

JUNE 30, 2013 AND DECEMBER 31, 2012

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,040	$19,058
Restricted cash	280	364
Accounts receivable, net	39,331	36,737
Prepaid expenses	7,430	4,781
Other current assets	2,598	2,591
Income taxes receivable	3,094	1,109
Deferred income taxes	6,352	6,352
Current assets of discontinued operations	3,135	2,759

Total current assets	73,260	73,751
Property and equipment, net	131,406	130,381
Goodwill	519,093	518,953
Other intangible assets, net	281,079	294,085
Other assets, net	18,305	20,396

Total assets	$1,023,143	$1,037,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,507	$6,801
Accrued payroll and related expenses	19,292	18,333
Accrued interest	9,334	9,412
Accrued expenses	12,575	8,721
Current portion of long-term debt	—	4,840
Deferred revenue	14,169	9,494
Other current liabilities	1,303	1,592
Current liabilities of discontinued operations	2,287	2,372

Total current liabilities	66,467	61,565
Long-term debt	567,174	584,535
Other long-term liabilities	8,642	8,740
Long-term liabilities of discontinued operations	5,838	6,275
Deferred income taxes	107,310	107,289

Total liabilities	755,431	768,404

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value - 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	465,665	464,932
Accumulated deficit	(197,913)	(195,699)
Accumulated other comprehensive loss	(40)	(71)

Total equity	267,712	269,162

Total liabilities and stockholders’ equity	$1,023,143	$1,037,566

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net client service revenues	$118,575	$114,977	$229,159	$223,199
Operating expenses:
Salaries and benefits	56,849	54,585	112,817	109,173
Facilities and other operating costs	37,384	33,252	70,972	65,470
Provision for doubtful accounts	1,851	1,465	4,026	3,808
Depreciation and amortization	5,332	5,027	10,187	9,921
Asset impairments	10,859	—	10,859	—

Total operating expenses	112,275	94,329	208,861	188,372

Operating income	6,300	20,648	20,298	34,827
Interest expense	(12,163)	(12,552)	(23,642)	(24,338)
Other income	241	251	503	494

Income (loss) from continuing operations before income taxes	(5,622)	8,347	(2,841)	10,983
Income tax expense (benefit)	(2,295)	3,500	(1,112)	4,684

Income (loss) from continuing operations, net of tax	(3,327)	4,847	(1,729)	6,299
Loss from discontinued operations, net of tax	(274)	(453)	(485)	(1,246)

Net income (loss)	$(3,601)	$4,394	$(2,214)	$5,053

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(3,601)	$4,394	$(2,214)	$5,053
Other comprehensive income:
Net change in unrealized loss on cash flow hedges (net of tax of $5 and $21 for the three and six months ended June 30, 2013, respectively)	7	—	31	—

Total comprehensive income (loss)	$(3,594)	$4,394	$(2,183)	$5,053

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,214)	$5,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,187	10,008
Amortization of debt discount and capitalized financing costs	2,122	3,014
Asset impairments	10,859	—
Loss on disposal of property and equipment	190	418
Provision for doubtful accounts	4,008	3,954
Stock-based compensation	1,332	1,016
Deferred income taxes	21	(804)
Changes in assets and liabilities:
Restricted cash	84	(226)
Accounts receivable	(6,599)	(1,878)
Prepaid expenses	(2,642)	1,118
Income taxes receivable and payable	(2,372)	2,705
Other current assets	(7)	(170)
Accounts payable	841	(300)
Accrued liabilities	4,924	2,873
Other current liabilities	4,342	6,345
Other long-term assets	821	(853)
Other long-term liabilities	(529)	315

Net cash provided by operating activities	25,368	32,588

Cash flows from investing activities:
Additions of property and equipment	(9,432)	(7,341)
Proceeds from sale of property and equipment	36	—
Acquisition of business, net of cash acquired	(140)	—
Other investing activities	—	(29)

Net cash used in investing activities	(9,536)	(7,370)

Cash flows from financing activities:
Borrowings of long-term debt	—	84,096
Repayment of long-term debt	(5,019)	(88,099)
Borrowings on revolving line of credit	—	18,000
Repayments on revolving line of credit	(17,995)	(13,505)
Capital distributed to Parent	(599)	(9,524)
Capitalized financing costs	(217)	(2,772)
Other financing activities	(20)	—

Net cash used in financing activities	(23,850)	(11,804)

Net increase (decrease) in cash and cash equivalents	(8,018)	13,414
Cash and cash equivalents — beginning of period	19,058	10,183

Cash and cash equivalents — end of period	$11,040	$23,597

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

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

Corrections to Condensed Consolidated Balance Sheet as of December 31, 2012 —

Subsequent to the issuance of the Company’s 2012 consolidated financial statements, management determined that certain impairments of intangible assets (both those subject to amortization and those not subject to amortization) recorded primarily in discontinued operations in the periods from 2008 through December 31, 2012 were incorrectly computed and recorded due to errors in the allocation of such amounts to specific facilities and other mathematical mistakes. The actual aggregate intangible asset impairment recognized through December 31, 2012 exceeded the intangible asset impairment that should have been recognized by $1.2 million. As a result, certain amounts presented in the Company’s condensed consolidated balance sheet as of December 31, 2012 have been restated from the amounts previously reported to correct such errors as shown in the table below. We believe these corrections are not material to our previously issued consolidated financial statements.

Condensed Consolidated Balance Sheet as of December 31, 2012 (in thousands):

	As Previously Reported	Corrections	As Restated
Current assets of discontinued operations	$2,623	$136	$2,759
Total current assets	73,615	136	73,751
Other intangible assets, net	292,846	1,239	294,085
Total assets	1,036,191	1,375	1,037,566
Accumulated deficit	(197,074)	1,375	(195,699)
Total equity	267,787	1,375	269,162
Total liabilities and stockholders’ equity	1,036,191	1,375	1,037,566

Corrections to Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the periods ended June 30, 2012 —

The Company has restated the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and the condensed consolidated statement of cash flows for the six months ended June 30, 2012 to correct intangible asset amortization related to the intangible asset impairments discussed above; and to correct other immaterial out of period adjustments that were previously identified, recorded and disclosed in Note 1 of the financial statements included in the Company’s 2012 Annual Report on Form 10-K and the June 30, 2012 Form 10-Q, so such adjustments are recorded in the proper period. We believe these corrections are not material to our previously issued annual or interim consolidated financial statements.

The effects of the correction of the intangible asset amortization error and the out of period adjustments are as follows:

•	Additional aggregate intangible asset amortization of $0.1 million and $0.2 million in the three and six months ended June 30, 2012, respectively, has been recorded;

•

Management fees reimbursable to the Company’s principal shareholder of $0.7 million that were previously expensed in “supplies, facilities and other operating costs” in the quarter ended June 30, 2012 have been correctly recorded in 2011;

•

Leasehold improvements aggregating $0.4 million previously expensed in “supplies, facilities and other operating costs” in the quarter ended June 30, 2012 have been correctly recorded in the years 2009 through 2011;

•

Adjustments to decrease “supplies, facilities, and other operating costs” by $0.9 million and to increase “net loss attributable to noncontrolling interest” that were previously recorded in the quarter ended June 30, 2012 have been correctly recorded in 2011;

•

Depreciation related to leasehold improvements costs aggregating $0.6 million previously expensed in “supplies, facilities and other operating costs” in the quarter ended December 31, 2012 have been correctly recorded in the years 2006 through 2012; and

•	Adjustments have been recorded to reflect the income tax effects related to the above corrections.

The following tables summarize the effects of the discontinued operations reclassifications and the corrections on the Company’s condensed consolidated statements of operations for three and six months ended June 30, 2012 (in thousands):

	For the Three Months Ended June 30, 2012
	As Previously Reported	Discontinued Operations Reclassifications	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Net client service revenues	$115,567	$(590)	$—	$—	$114,977
Operating expenses:
Salaries and benefits	53,971	(320)	934		54,585
Facilities and other operating costs	34,728	(361)	(1,115)		33,252
Provision for doubtful accounts	1,505	(40)	—	—	1,465
Depreciation and amortization	4,974	(52)	25	80	5,027

Total operating expenses	95,178	(773)	(156)	80	94,329
Operating income	20,389	183	156	(80)	20,648
Interest expense	(12,553)	1	—	—	(12,552)
Other income	251	—	—	—	251

Income from continuing operations before income taxes	8,087	184	156	(80)	8,347
Income tax expense	3,390	78	65	(33)	3,500

Income from continuing operations, net of tax	4,697	106	91	(47)	4,847
Loss from discontinued operations, net of tax	(382)	(106)	35		(453)

Net income	4,315	—	126	(47)	4,394
Net loss attributable to noncontrolling interest	(934)	—	934	—	—

Net income attributable to CRC Health Corporation	$3,381	$—	$1,060	$(47)	$4,394

	For the Six Months Ended June 30, 2012
	As Previously Reported	Discontinued Operations Reclassifications	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Net client service revenues	$224,471	$(1,272)	$—	$—	$223,199
Operating expenses:
Salaries and benefits	108,915	(676)	934	—	109,173
Facilities and other operating costs	67,250	(706)	(1,074)	—	65,470
Provision for doubtful accounts	3,873	(65)	—	—	3,808
Depreciation and amortization	9,798	(87)	50	160	9,921

Total operating expenses	189,836	(1,534)	(90)	160	188,372
Operating income	34,635	262	90	(160)	34,827
Interest expense	(24,340)	2	—	—	(24,338)
Other income	494	—	—	—	494

Income from continuing operations before income taxes	10,789	264	90	(160)	10,983
Income tax expense	4,602	112	38	(68)	4,684

Income from continuing operations, net of tax	6,187	152	52	(92)	6,299
Loss from discontinued operations, net of tax	(1,129)	(152)	35	—	(1,246)

Net income	5,058	—	87	(92)	5,053
Net loss attributable to noncontrolling interest	(934)	—	934	—	—

Net income attributable to CRC Health Corporation	$4,124	$—	$1,021	$(92)	$5,053

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 (in thousands):

	For the Three Months Ended June 30, 2012
	As Previously Reported	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Net income	$4,315	$126	$(47)	$4,394
Other comprehensive income:	—	—	—	—

Total comprehensive income	4,315	126	(47)	4,394
Net loss attributable to noncontrolling interest	(934)	934	—

Net income attributable to CRC Health Corporation	$3,381	$1,060	$(47)	$4,394

	For the Six Months Ended June 30, 2012
	As Previously Reported	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Net income	$5,058	$87	$(92)	$5,053
Other comprehensive income:	—	—	—	—

Total comprehensive income	5,058	87	(92)	5,053
Net loss attributable to noncontrolling interest	(934)	934	—	—

Net income attributable to CRC Health Corporation	$4,124	$1,021	$(92)	$5,053

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statement of cash flows for six months ended June 30, 2012 (in thousands):

	For the Six Months Ended June 30, 2012
	As Previously Reported	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Cash flows from operating activities:
Net income	$5,058	$87	$(92)	$5,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,798	50	160	10,008
Amortization of debt discount and capitalized financing costs	3,014	—	—	3,014
Loss on disposal of property and equipment	843	(425)	—	418
Provision for doubtful accounts	3,954	—	—	3,954
Stock-based compensation	1,016	—	—	1,016
Deferred income taxes	(797)	61	(68)	(804)
Changes in assets and liabilities:
Restricted cash	(226)	—	—	(226)
Accounts receivable	(1,878)	—	—	(1,878)
Prepaid expenses	1,118	—	—	1,118
Income taxes receivable and payable	2,705	—	—	2,705
Other current assets	(170)	—	—	(170)
Accounts payable	(300)	—	—	(300)
Accrued liabilities	2,646	227	—	2,873
Other current liabilities	6,345	—	—	6,345
Other long-term assets	(853)	—	—	(853)
Other long-term liabilities	315	—	—	315

Net cash provided by operating activities	$32,588	$—	$—	$32,588

NOTE 2. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods (in thousands, except percentages). The three and six months ended June 30, 2012 reflect the effects of the corrections in Note 1.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense (benefit) from continuing operations	$(2,295)	$3,500	$(1,112)	$4,684
Effective tax rate	40.8%	41.9%	39.1%	42.6%

The Company’s effective tax rate of 40.8% and 39.1% for the three and six months ended June 30, 2013, respectively, differed from the effective tax rate for the three and six months ended June 30, 2012 of 41.9% and 42.6%, respectively, primarily due to the decreases to state tax expense and interest expense related to uncertain tax positions.

The Company’s effective tax rate of 40.8% and 39.1% for the three and six months ended June 30, 2013, respectively, differed from the U.S. federal statutory income tax rate of 35.0%, due primarily to state tax expense.

NOTE 3. LONG-TERM DEBT

Long-term debt as of June 30, 2013 and December 31, 2012 consists of the following (in thousands):

Term Loans and Revolving Line of Credit

	June 30, 2013	December 31, 2012
Term loans, net of discount of $2,250 in 2013 and $2,751 in 2012	$381,555	$385,875
Revolving line of credit	9,005	27,000
Senior subordinated notes, net of discount of $682 in 2013 and $814 in 2012	176,614	176,482
Other	—	18

Total debt	567,174	589,375
Less: current portion of long-term debt	—	(4,840)

Total long-term debt	$567,174	$584,535

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

As of June 30, 2013, $82.8 million, net of discount of $2.2 million, are outstanding on the Term Loans B-3. Interest on these Term Loans B-3 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-. As of June 30, 2013, the entire amount of the Term Loan B-3 consisted of LIBOR loans and the interest rate thereon was 8.5%.

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

As of June 30, 2013, $298.8 million of the remaining Term Loans (the “Term Loans B-2”) are outstanding. The Term Loans B-2 matures on November 16, 2015. Interest on these Term Loans B-2 is payable monthly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. As of June 30, 2013, the entire amount of the Term Loans B-2 consisted of LIBOR loans and the interest rate thereon was 4.70%.

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

Revolving Line of Credit

As of June 30, 2013, the Company had aggregate revolving credit commitments of $63.0 million which mature on August 16, 2015. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. As of June 30, 2013, the amount outstanding under the Company’s Revolving Line of Credit was $9.0 million bearing an average interest rate of 4.24%. As of June 30, 2013, the Company’s letters of credit against the revolving commitments were $9.2 million.

The Company’s Term Loans and Revolving Line of Credit are guaranteed by the Company’s Parent and substantially all of the Company’s current and future wholly-owned domestic subsidiaries, and secured by their existing and future property and assets, and secured by a pledge of the Company’s capital stock and the capital stock of the Company’s domestic wholly-owned subsidiaries and up to 65% of the capital stock of first-tier foreign subsidiaries. The Company’s Credit Agreement requires the Company to comply on a quarterly basis with certain financial and other covenants, including a maximum total leverage ratio test and an interest coverage ratio test. As of June 30, 2013, the Company was in compliance with all the covenants.

Senior Subordinated Notes

As of June 30, 2013, the outstanding aggregate principal amount related to the Company’s 10.75% Senior Subordinated Notes (the “Notes”) due February 1, 2016, was $176.6 million, net of discount of $0.7 million. Interest is payable semiannually. The Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

Year	Percentage
2013	101.792%
2014 and thereafter	100.000%

If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes at 101% of their face amount, plus accrued and unpaid interest. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s wholly owned subsidiaries that guarantee the Company’s Term Loans and Revolving Line of Credit. The Company’s Notes agreement requires it to comply on a quarterly basis with certain covenants. As of June 30, 2013, the Company was in compliance with all the covenants.

As of June 30, 2013, currently scheduled principal payments of total debt, excluding the effects of the discounts on the term loans and the senior subordinated notes, are as follows (in thousands):

2013 (remaining 6 months)	$—
2014	538
2015	392,271
2016	177,296

Total	$570,105

Interest expense — The following table presents the components of interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest on total debt	$11,013	$11,304	$21,933	$21,544
Amortization of debt discount and capitalized financing costs	1,332	1,354	2,122	3,014
Interest capitalized to property and equipment, net	(182)	(106)	(413)	(220)

Total interest expense	$12,163	$12,552	$23,642	$24,338

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. In 2012 the Company entered into an interest rate swap to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2013, the Company had one interest rate derivative designated as a cash flow hedge of interest rate risk, with a $200.0 million notional amount, paying fixed interest at 0.287% and maturing on June 30, 2014.

The effective portion of changes in the fair value of a derivative that qualifies and is designated as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of this type of derivative is recognized directly in earnings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense. As of June 30, 2013, the $0.1 million fair value of this derivative was recorded as “other current liabilities” in the Condensed Consolidated Balance Sheet.

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statement of Operations (in thousands):

Derivatives Designated as Cash Flow Hedges For the Six Months Ended June 30,	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Interest Rate Derivatives
Pay-Fixed Swaps	$(34)	$0	Interest expense	$(42)	$0	Other Income	$(43)	$0

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.1 million. If the Company had breached any of these provisions as of June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value of $0.1 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall as of June 30, 2013 and December 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Assets
Derivative Financial Instruments	$0	$0	$0	$0	$0	$0	$0	$0

Liabilities
Derivative Financial Instruments	$0	$0	$66	$117	$0	$0	$66	$117

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

The following table presents the non-financial assets that were measured and recorded at fair value based on Level 3 inputs on a non-recurring basis during the three and six months ended June 30, 2013 (in thousands):

	Three and Six Months Ended June 30, 2013
	Impairment Charge	Fair Value
Property and equipment	$568	$—
Other intangible assets	10,291	—

Total	$10,859	$—

Fair Value of Financial Instruments

Financial instruments not measured at fair value on a recurring basis include cash, restricted cash, accounts receivable (net), loan program notes receivable (net), accounts payable, term loans (net), and senior subordinated notes (net). With the exception of financial instruments noted in the following table, the fair value of the Company’s financial instruments approximate carrying value due to their short maturities.

The estimated fair value of financial instruments with long-term maturities is as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value (1)
Assets
Loan program notes receivable, net	$10,675	$9,282	$11,473	$9,606

Liabilities
Term loans, net	$381,555	$404,120	$385,875	$402,757
Senior subordinated notes, net	176,614	187,956	176,482	181,248

Total liabilities	$558,169	$592,076	$562,357	$584,005

(1)	The fair values as of December 31, 2012 have been corrected from amounts previously reported.

The estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes to discount the projected interest and principal payments. As of June 30, 2013 and December 31, 2012, the estimated fair value of loan program notes receivable, term loans and senior subordinated notes was determined based on Level 3 inputs.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Matters — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of one of our previously closed therapeutic boarding school facilities allege claims for intentional and negligent infliction of emotional distress, battery, breach of contract and negligence arising out of their treatment in certain programs of our school. We and our subsidiaries, Aspen Education Group, Inc. (“Aspen”) and Mount Bachelor Educational Center, Inc. (“MBA”), are among the defendants in the pending litigation. The plaintiffs seek a total of $26.0 million in relief. A second and third suit were filed in November 2011 and January 2013, respectively, in Multnomah County Circuit Court in Oregon by 14 former and 13 former students, respectively, also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit and a total of $19.5 million in relief in the third suit. We and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against MBA and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify MBA, Aspen or CRC. This litigation with Nautilus Insurance Corporation has been stayed pending resolution of the underlying suits against MBA. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and we are vigorously defending the matter.

In a complaint filed in August 2011, a suit against our New Life Lodge facility was brought by Kathy Mauk as administrator of the estate of Lindsey Poteet a/k/a Lindsey Richardson, deceased and on behalf of the wrongful death beneficiary of Lindsey Poteet a/k/a Lindsey Richardson, Arwen Richardson, vs. CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge. The suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. A second suit was brought in December 2012 against our New Life Lodge facility by Charity Comage as administrator of the estate of and on behalf of Savon Kinney, deceased vs CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge, American Behavioral Consultants, LLC and Holly Liter, APN. The second suit alleges negligence and medical malpractice resulting in the wrongful death and seeking a total $14.5 million in compensatory and punitive damages. American Behavioral Consultants, LLC served as an independent contractor for New Life Lodge and Ms. Holly Liter was an employee of American Behavioral Consultants, LLC. A third suit has been filed against our New Life Lodge by Penny Bryant, mother of Patrick Bryant, deceased, vs. CRC

Health Tennessee, Inc. and Jonathan Butler, M.D. This suit was originally filed in 2011 and then dismissed without prejudice in October 2012 and was re-filed in June 2013. This suit alleges negligence resulting in the wrongful death of Patrick Bryant and seeks a total of $13.0 million in compensatory and punitive damages. We intend to defend vigorously these lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. Although the Company believes the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and the ultimate amounts could vary materially.

Our New Life Lodge facility is currently responding to a civil investigative demand (“CID”) from the Office of the Attorney General of the State of Tennessee inquiring about possible false claims for payment related to services provided to TennCare recipients for the period 2007 to 2011. The United States Department of Justice is participating in this investigation and also has requested information from New Life Lodge. We are cooperating fully with the investigation. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”). Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. The Company firmly believes that any false claims action is without merit. If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or timing of such litigation. Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and the ultimate amounts could vary materially.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on our future financial position or results from operations and cash flows, except as discussed above. As of June 30, 2013 and December 31, 2012, accruals for legal matters totaled $4.4 million and $1.6 million, respectively, and were included in “accrued expenses” in the Condensed Consolidated Balance Sheets.

NOTE 7. RESTRUCTURING

As of June 30, 2013, the Company’s restructuring reserve of $7.5 million consists primarily of future rental payments, net of estimated sublease income. These charges are expected to continue through 2020 and are summarized in the following table (in thousands):

	Recovery (1)	Youth	Total
Total restructuring reserve at December 31, 2012	$1,412	$7,882	$9,294
Expenses	66	323	389
Cash payments	(140)	(711)	(851)
Reclassification to accrued expenses	(1,338)	—	(1,338)

Total restructuring reserve at June 30, 2013	$—	$7,494	$7,494

(1)

The restructuring reserve balance and associated activity represents a purchase accounting liability that was accrued in connection with a 2009 acquisition. This amount was inappropriately included in the restructuring reserve disclosure as of December 31, 2009 and thereafter. As of June 30, 2013 and December 31, 2012, the purchase accounting liability is included in “accrued expenses” in the Condensed Consolidated Balance Sheet and the restructuring reserve table above has been appropriately adjusted.

NOTE 8. DISCONTINUED OPERATIONS

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands). The three and six months ended June 30, 2012 reflect the effects of the corrections in Note 1.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net client service revenues	$36	$617	$70	$1,329
Operating expenses	542	1,379	925	3,365
Interest expense	—	—	—	(1)

Loss before income taxes	(506)	(762)	(855)	(2,037)
Loss on disposal of discontinued operations	17	—	17	—
Income tax benefit	(249)	(309)	(387)	(791)

Loss from discontinued operations	$(274)	$(453)	$(485)	$(1,246)

NOTE 9. SEGMENT INFORMATION

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of June 30, 2013, the recovery segment operates 30 inpatient, 16 outpatient facilities, and 58 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of June 30, 2013, the youth segment operates 15 adolescent and young adult programs in 6 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of June 30, 2013, the weight management segment operates 17 facilities in 8 states, and one in the United Kingdom.

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

Geographic Information — The Company’s business operations are primarily in the United States.

Selected financial information for the Company’s reportable segments is presented in the table below (in thousands). The three and six months ended June 30, 2012 reflect the effects of the corrections in Note 1.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net client service revenues:
Recovery	$94,269	$88,513	$184,944	$175,609
Youth	17,556	19,823	32,494	36,125
Weight management	6,741	6,623	11,701	11,423
Corporate	9	18	20	42

Total net client service revenues	$118,575	$114,977	$229,159	$223,199

Operating income (loss):
Recovery	$28,817	$28,083	$54,708	$53,077
Youth	(8,958)	1,534	(11,586)	38
Weight management	(1,894)	(454)	(1,956)	(1,023)
Corporate	(11,665)	(8,515)	(20,868)	(17,265)

Operating income	6,300	20,648	20,298	34,827
Interest expense	(12,163)	(12,552)	(23,642)	(24,338)
Other income	241	251	503	494

Income (loss) from continuing operations before income taxes	$(5,622)	$8,347	$(2,841)	$10,983

NOTE 10. ASSET IMPAIRMENTS AND SUBSEQUENT EVENTS

In early July 2013, the Company began the process of closing five of its Youth Division facilities and one of its Weight Management Division facilities. As a result of these actions, the Company recorded non-cash impairment charges related to property and equipment and other intangible assets in the amount of $0.6 million and $6.6 million, respectively, in the three months ended June 30, 2013. These charges are included in “asset impairments” in the Condensed Consolidated Statements of Operations. The Company expects the closure process for each of these facilities to be completed by September 30, 2013. Also, the Company anticipates recording employee severance charges of approximately $0.5 million and lease termination charges in the range of $9.0 to $10.0 million, respectively, in the three months ending September 30, 2013 related to these facility closures.

On August 1, 2013, the Company sold the Oakley School, a Youth Division facility. In connection with this sale, the Company recorded a $3.7 million charge related to other intangible assets in the three months ended June 30, 2013. This non-cash impairment charge is included in “asset impairments” in the Condensed Consolidated Statements of Operations.

These seven facilities and their associated results of operations (including asset impairments) will be reclassified to discontinued operations in the three and nine months ended September 30, 2013.

NOTE 11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2013, the Company had $176.6 million aggregate principal amount of the Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s 100% owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of June 30, 2013 and December 31, 2012; the condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012; the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 (total comprehensive income was the same as net income for the respective three and six months ended June 30, 2012); and the condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012. These supplemental tables reflect the effects of the corrections to our Condensed Consolidated Financial Statements in Note 1.

Condensed Consolidating Balance Sheet as of June 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,040	$—	$11,040
Restricted cash	280	—	—	280
Accounts receivable, net	—	39,331	—	39,331
Prepaid expenses	3,951	3,479	—	7,430
Other current assets	1,176	1,422	—	2,598
Income taxes receivable	3,094	—	—	3,094
Deferred income taxes	6,352	—	—	6,352
Current assets of discontinued operations	—	3,135	—	3,135

Total current assets	14,853	58,407	—	73,260
Property and equipment, net	8,194	123,212	—	131,406
Goodwill	—	519,093	—	519,093
Other intangible assets, net	—	281,079	—	281,079
Other assets, net	17,766	539	—	18,305
Investment in subsidiaries	935,682	—	(935,682)	—

Total assets	$976,495	$982,330	$(935,682)	$1,023,143

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$6,276	$1,231	$—	$7,507
Accrued liabilities	25,229	15,972	—	41,201
Other current liabilities	967	14,505	—	15,472
Current liabilities of discontinued operations	—	2,287	—	2,287

Total current liabilities	32,472	33,995	—	66,467
Long-term debt	567,174	—	—	567,174
Other long-term liabilities	1,827	6,815	—	8,642
Long-term liabilities of discontinued operations	—	5,838	—	5,838
Deferred income taxes	107,310	—	—	107,310

Total liabilities	708,783	46,648	—	755,431
Total stockholder’s equity	267,712	935,682	(935,682)	267,712

Total liabilities and stockholder’s equity	$976,495	$982,330	$(935,682)	$1,023,143

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,058	$—	$19,058
Restricted cash	364	—	—	364
Accounts receivable, net	—	36,737	—	36,737
Prepaid expenses	1,830	2,951	—	4,781
Other current assets	1,184	1,407	—	2,591
Income taxes receivable	1,109	—	—	1,109
Deferred income taxes	6,352	—	—	6,352
Current assets of discontinued operations	—	2,759	—	2,759

Total current assets	10,839	62,912	—	73,751
Property and equipment, net	8,578	121,803	—	130,381
Goodwill	—	518,953	—	518,953
Other intangible assets, net	—	294,085	—	294,085
Other assets, net	19,905	491	—	20,396
Investment in subsidiaries	957,075	—	(957,075)	—

Total assets	$996,397	$998,244	$(957,075)	$1,037,566

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$5,887	$914	$—	$6,801
Accrued liabilities	21,843	14,623	—	36,466
Current portion of long-term debt	4,822	18	—	4,840
Other current liabilities	1,143	9,943	—	11,086
Current liabilities of discontinued operations	—	2,372	—	2,372

Total current liabilities	33,695	27,870	—	61,565
Long-term debt	584,535	—	—	584,535
Other long-term liabilities	1,716	7,024	—	8,740
Long-term liabilities of discontinued operations	—	6,275	—	6,275
Deferred income taxes	107,289	—	—	107,289

Total liabilities	727,235	41,169	—	768,404

Total stockholder’s equity	269,162	957,075	(957,075)	269,162
Total liabilities and stockholder’s equity	$996,397	$998,244	$(957,075)	$1,037,566

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$9	$118,566	$—	$118,575
Management fee revenues	21,326	—	(21,326)	—

Total net revenues	21,335	118,566	(21,326)	118,575
Operating expenses:
Salaries and benefits	7,587	49,262	—	56,849
Facilities and other operating costs	2,980	34,404	—	37,384
Provision for doubtful accounts	—	1,851	—	1,851
Depreciation and amortization	1,107	4,225	—	5,332
Asset impairments	—	10,859	—	10,859
Management fee expense	—	21,326	(21,326)	—

Total operating expenses	11,674	121,927	(21,326)	112,275

Operating income	9,661	(3,361)	—	6,300
Interest expense	(12,163)	—	—	(12,163)
Other income	236	5	—	241

Income (loss) from continuing operations before income taxes	(2,266)	(3,356)	—	(5,622)
Income tax expense	(925)	(1,370)	—	(2,295)
Equity in income of subsidiaries, net of tax	(2,260)	—	2,260	—

Loss from continuing operations	(3,601)	(1,986)	2,260	(3,327)
Loss from discontinued operations, net of tax	—	(274)	—	(274)

Net loss	$(3,601)	$(2,260)	$2,260	$(3,601)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$18	$114,959	$—	$114,977
Management fee revenues	20,813	—	(20,813)	—

Total net revenues	20,831	114,959	(20,813)	114,977

Operating expenses:
Salaries and benefits	6,722	47,863	—	54,585
Facilities and other operating costs	720	32,532	—	33,252
Provision for doubtful accounts	—	1,465	—	1,465
Depreciation and amortization	1,091	3,936	—	5,027
Management fee expense	—	20,813	(20,813)	—

Total operating expenses	8,533	106,609	(20,813)	94,329

Operating income	12,298	8,350	—	20,648
Interest expense	(12,552)	—	—	(12,552)
Other income	248	3	—	251

Income (loss) from continuing operations before income taxes	(6)	8,353	—	8,347
Income tax expense	(3)	3,503	—	3,500
Equity in income of subsidiaries, net of tax	4,397	—	(4,397)	—

Income from continuing operations	4,394	4,850	(4,397)	4,847
Loss from discontinued operations, net of tax	—	(453)	—	(453)

Net income	$4,394	$4,397	$(4,397)	$4,394

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$20	$229,139	$—	$229,159
Management fee revenues	42,046	—	(42,046)	—

Total net revenues	42,066	229,139	(42,046)	229,159
Operating expenses:
Salaries and benefits	15,105	97,712	—	112,817
Facilities and other operating costs	3,568	67,404	—	70,972
Provision for doubtful accounts	—	4,026	—	4,026
Depreciation and amortization	2,215	7,972	—	10,187
Asset impairments	—	10,859	—	10,859
Management fee expense	—	42,046	(42,046)	—

Total operating expenses	20,888	230,019	(42,046)	208,861

Operating income	21,178	(880)	—	20,298
Interest expense	(23,642)	—	—	(23,642)
Other income	498	5	—	503

Income (loss) from continuing operations before income taxes	(1,966)	(875)	—	(2,841)
Income tax expense	(769)	(343)	—	(1,112)
Equity in income of subsidiaries, net of tax	(1,017)	—	1,017	—

Loss from continuing operations	(2,214)	(532)	1,017	(1,729)
Loss from discontinued operations, net of tax	—	(485)	—	(485)

Net loss	$(2,214)	$(1,017)	$1,017	$(2,214)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$39	$223,160	$—	$223,199
Management fee revenues	42,287	—	(42,287)	—

Total net revenues	42,326	223,160	(42,287)	223,199

Operating expenses:
Salaries and benefits	13,765	95,408	—	109,173
Facilities and other operating costs	1,366	64,104	—	65,470
Provision for doubtful accounts	—	3,808	—	3,808
Depreciation and amortization	2,175	7,746	—	9,921
Management fee expense	—	42,287	(42,287)	—

Total operating expenses	17,306	213,353	(42,287)	188,372

Operating income	25,020	9,807	—	34,827
Interest expense	(24,338)	—	—	(24,338)
Other income	487	7	—	494

Income from continuing operations before income taxes	1,169	9,814	—	10,983
Income tax expense	498	4,186	—	4,684
Equity in income of subsidiaries, net of tax	4,382	—	(4,382)	—

Income from continuing operations	5,053	5,628	(4,382)	6,299
Loss from discontinued operations, net of tax	—	(1,246)	—	(1,246)

Net income	$5,053	$4,382	$(4,382)	$5,053

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net loss	$(3,601)	$(2,260)	$2,260	$(3,601)
Other comprehensive income:
Net change in unrealized loss on cash flow hedges (net of tax of $5)	7	—	—	7

Total comprehensive loss	$(3,594)	$(2,260)	$2,260	$(3,594)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net loss	$(2,214)	$(1,017)	$1,017	$(2,214)
Other comprehensive income:
Net change in unrealized loss on cash flow hedges (net of tax of $21)	31	—	—	31

Total comprehensive loss	$(2,183)	$(1,017)	$1,017	$(2,183)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$5,210	$20,158	$—	$25,368

Cash flows from investing activities:
Additions of property and equipment	(2,450)	(6,982)	—	(9,432)
Proceeds from the sale of property and equipment	—	36	—	36
Acquisition of business, net of cash acquired	(140)	—	—	(140)

Net cash used in investing activities	(2,590)	(6,946)	—	(9,536)

Cash flows from financing activities:
Intercompany transfers	21,033	(21,033)	—	—
Repayment of long-term debt	(4,822)	(197)	—	(5,019)
Repayments on revolving line of credit	(17,995)	—	—	(17,995)
Capital contributed to Parent	(599)	—	—	(599)
Capitalized financing costs	(217)	—	—	(217)
Other financing activities	(20)	—	—	(20)

Net cash used in financing activities	(2,620)	(21,230)	—	(23,850)

Net decrease in cash and cash equivalents	—	(8,018)	—	(8,018)
Cash and cash equivalents — beginning of period	—	19,058	—	19,058

Cash and cash equivalents — end of period	$—	$11,040	$—	$11,040

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$12,498	$20,090	$—	$32,588

Cash flows from investing activities:
Additions of property and equipment	(1,917)	(5,424)	—	(7,341)
Other investing activities	(68)	39	—	(29)

Net cash used in investing activities	(1,985)	(5,385)	—	(7,370)

Cash flows from financing activities:
Intercompany transfers	830	(830)	—	—
Borrowings under long-term debt	84,096	—	—	84,096
Repayment of long-term debt	(87,638)	(461)	—	(88,099)
Borrowings on revolving line of credit	18,000	—	—	18,000
Repayments on revolving line of credit	(13,505)	—	—	(13,505)
Capital contributed to Parent	(9,524)	—	—	(9,524)
Capitalized financing costs	(2,772)	—	—	(2,772)

Net cash used in financing activities	(10,513)	(1,291)	—	(11,804)

Net increase in cash and cash equivalents	—	13,414	—	13,414
Cash and cash equivalents — beginning of period	—	10,183	—	10,183

Cash and cash equivalents — end of period	$—	$23,597	$—	$23,597

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2013 our recovery division, operated 30 inpatient, 16 outpatient facilities, and 58 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division operated 15 adolescent and young adult programs in 6 states. Our weight management division operated 17 facilities in 8 states, and one in the United Kingdom.

We had 2,011 and 1,938 available beds in our residential and extended care facilities as of June 30, 2013 and December 31, 2012, respectively.

The three and six month periods ended June 30, 2012 reflect the effects of the corrections in Note 1—Overview and Basis of Presentation of Notes to Condensed Consolidated Financial Statements.

EXECUTIVE SUMMARY

During the three months ended June 30, 2013 we generated $118.6 million in net client service revenues, an increase of $3.6 million as compared to the three months ended June 30, 2012, this increase was primarily due to increases of $5.8 million and $0.1 million in our recovery and weight management divisions, respectively, offset by a decrease of $2.3 million in our youth division. During the three months ended June 30, 2013, operating income decreased by $14.3 million, or 69.5%, as compared to the three months ended June 30, 2012, primarily due to a decrease of $10.5 million in our youth division, a decrease of $1.4 million in our weight management division, and a decrease of $3.2 million in corporate, offset by an increase of $0.7 million in our recovery division.

During the six months ended June 30, 2013 we generated $229.2 million in net client service revenues, an increase of $6.0 million as compared to the six months ended June 30, 2012, this increase was primarily due to increases of $9.3 million and $0.3 million in our recovery and weight management divisions, respectively, offset by a decrease of $3.6 million in our youth division. During the six months ended June 30, 2013, operating income decreased by $14.5 million, or 41.7%, as compared to the six months ended June 30, 2012, primarily due to a decrease of $11.6 million in our youth division, a decrease of $3.6 million in corporate, and a decrease of $0.9 million in our weight management division, offset by an increase of $1.6 million in our recovery division.

The following table presents the sources of consolidated net client service revenues as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Private	53%	57%	53%	56%
Commercial	25%	23%	25%	23%
Government	22%	20%	22%	21%

Total	100%	100%	100%	100%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the six months ended June 30, 2013 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents our results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net client service revenues:
Recovery	$94,269	$88,513	$184,944	$175,609
Youth	17,556	19,823	32,494	36,125
Weight management	6,741	6,623	11,701	11,423
Corporate	9	18	20	42

Total net client service revenues	118,575	114,977	229,159	223,199
Operating expenses:
Recovery	65,452	60,430	130,236	122,532
Youth	26,514	18,289	44,080	36,087
Weight management	8,635	7,077	13,657	12,446
Corporate	11,674	8,533	20,888	17,307

Total operating expenses	112,275	94,329	208,861	188,372
Operating income (loss):
Recovery	28,817	28,083	54,708	53,077
Youth	(8,958)	1,534	(11,586)	38
Weight management	(1,894)	(454)	(1,956)	(1,023)
Corporate	(11,665)	(8,515)	(20,868)	(17,265)

Operating income	6,300	20,648	20,298	34,827
Interest expense	(12,163)	(12,552)	(23,642)	(24,338)
Other income	241	251	503	494

Income (loss) from continuing operations before income taxes	(5,622)	8,347	(2,841)	10,983
Income tax expense (benefit)	(2,295)	3,500	(1,112)	4,684

Income (loss) from continuing operations, net of tax	(3,327)	4,847	(1,729)	6,299
Loss from discontinued operations, net of tax	(274)	(453)	(485)	(1,246)

Net income (loss)	$(3,601)	$4,394	$(2,214)	$5,053

The following table compares total facility statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recovery
Residential and outpatient facilities
Net client service revenues (in thousands)	$58,732	$55,109	$114,946	$109,874
Patient days	150,049	141,065	292,981	280,903
Net client service revenues per patient day	$391.42	$390.66	$392.33	$391.15
CTCs
Net client service revenues (in thousands)	$35,537	$33,404	$69,999	$65,735
Patient days	2,722,713	2,563,856	5,349,897	5,069,827
Net client service revenues per patient day	$13.05	$13.03	$13.08	$12.97
Youth
Residential facilities
Net client service revenues (in thousands)	$9,923	$12,207	$19,408	$23,117
Patient days	31,847	41,295	62,604	79,869
Net client service revenues per patient day	$311.58	$295.60	$310.01	$289.44
Outdoor programs
Net client service revenues (in thousands)	$7,633	$7,616	$13,086	$13,008
Patient days	16,351	15,441	27,887	26,689
Net client service revenues per patient day	$466.82	$493.23	$469.25	$487.39
Weight Management
Net client service revenues (in thousands)	$6,741	$6,623	$11,701	$11,423
Patient days	17,833	20,316	29,920	32,283
Net client service revenues per patient day	$378.01	$326.00	$391.08	$353.84

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Recovery

Net client service revenues increased $5.8 million, or 6.5%, primarily due to a $3.6 million increase in our residential facilities and a $2.1 million increase in our CTC facilities. The increase in revenues at our residential facilities was driven in part by the re-opening of New Life Lodge in April 2012, and certain bed expansions at two residential facilities in Pennsylvania. The increase in revenues at our CTC facilities was primarily due to increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts.

Operating expenses increased $5.0 million, or 8.3%, primarily due to a $3.2 million increase related to our residential facilities, a $1.3 million increase related to our CTC facilities and a $0.5 million increase in direct administrative cost related to the recovery division. The increased operating expenses at our residential facilities were primarily due to increases in salaries, wages and benefits, outside services and other operating costs associated with increased patient days. The increased operating expenses at our CTC facilities was primarily due to increased marketing activities and employee salaries, wages and benefits associated with increased patient days.

Youth

Net client service revenues decreased by $2.3 million, or 11.4%, primarily due to a decrease in patient days at our residential facilities.

Operating expenses increased $8.2 million, or 45.0%, due to $8.0 million of asset impairments recorded in the second quarter of fiscal 2013.

Weight Management

Net client service revenues increased by $0.1 million, or 1.8%, primarily due to increases in patient days in our adult residential weight loss facility offset by a decrease in patient days in our adolescent weight loss programs.

Operating expenses increased $1.6 million, or 22.0%, primarily due to $2.9 million of asset impairments recorded in the second quarter of fiscal 2013 offset by a decrease in salaries, wages and benefits.

Corporate

Operating expenses increased $3.1 million, or 36.8%, primarily due to a $2.5 million increase in legal expenses in the second quarter of fiscal 2013 and a $0.7 million increase in salaries, wages and benefits.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Recovery

Net client service revenues increased $9.3 million, or 5.3%, primarily due to a $5.1 million increase in our residential facilities and a $4.3 million increase in our CTC facilities. The increase in revenues at our residential facilities was driven in part by the re-opening of New Life Lodge in April 2012, and certain bed expansions at two residential facilities in Pennsylvania. The increase in revenues at our CTC facilities was primarily due to increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts.

Operating expenses increased $7.7 million, or 6.3%, primarily due to a $4.8 million increase related to our residential facilities, a $2.5 million increase related to our CTC facilities and a $0.4 million increase in direct administrative cost in the recovery division. The increased operating expenses at our residential facilities were primarily due to increases in salaries, wages and benefits, outside services and other operating costs associated with increased patient days. The increased operating expenses at our CTC facilities was primarily due to increased marketing activities and employee salaries, wages and benefits associated with increased patient days.

Youth

Net client service revenues decreased by $3.6 million, or 10.1%, primarily due to a decrease in patient days at our residential facilities.

Operating expenses increased $8.0 million, or 22.1%, due to $8.0 million of asset impairments recorded in the second quarter of fiscal 2013.

Weight Management

Net client service revenues increased by $0.3 million, or 2.4%, primarily due to increases in patient days in our adult residential weight loss facility offset by a decrease in patient days in our adolescent weight loss programs.

Operating expenses increased $1.2 million, or 9.7%, primarily due to $2.9 million of asset impairments recorded in the second quarter of fiscal 2013 offset by a decrease in salaries, wages and benefits.

Corporate

Operating expenses increased $3.6 million, or 20.7%, primarily due to a $2.5 million increase in legal expenses in the second quarter of fiscal 2013 and a $1.1 million increase in salaries, wages and benefits.

Interest expense

The following table presents the components of interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest on total debt	$11,013	$11,304	$21,933	$21,544
Amortization of debt discount and capitalized financing costs	1,332	1,354	2,122	3,014
Interest capitalized to property and equipment, net	(182)	(106)	(413)	(220)

Total interest expense	$12,163	$12,552	$23,642	$24,338

Contractual interest on total debt decreased by $0.3 million during the three months ended June 30, 2013 as compared to the same period in the prior year, primarily due to a lower Term Loan balance and interest rate during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012.

Contractual interest on total debt increased by $0.4 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to the fact that a portion of the Company’s term loans were refinanced in March 2012 at a higher principal balance. This refinancing event also resulted in the acceleration of approximately $0.7 million of debt discount and capitalized financing costs amortization which was recorded during the six months ended June 30, 2012.

Income tax expense

We calculate our income tax expense for interim periods by applying the full year’s estimated effective tax rate to our financial statements for interim periods.

For the three months ended June 30, 2013 and 2012, our tax benefit and expense on continuing operations was $2.3 million and $3.5 million, respectively, representing an effective tax rate of 40.8% and 41.9%. The change in the effective tax rate is primarily due to the decreases to state tax expense and interest expense related to uncertain tax positions.

For the six months ended June 30, 2013 and 2012, our tax benefit and expense on continuing operations was $1.1 million and $4.7 million, respectively, representing an effective tax rate of 39.1% and 42.6%. The change in the effective tax rate is due primarily to the decreases to state tax expense and interest expense related to uncertain tax positions.

Loss from discontinued operations, net of tax

During the three and six months ended June 30, 2013, loss from discontinued operations, net of tax, decreased by $0.2 million and $0.8 million, respectively, as compared to the same period in the prior year. The decrease is due to discontinuing two entities in 2012 and none in 2013.

Sources and Uses of Cash

Our principal sources of liquidity for operating activities are payments from self-pay patients, commercial payors and government programs for treatment services, and our revolving line of credit. We receive cash from our self-payors in advance, upon completion of treatment, or over time as accounts receivable are collected. Cash from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$25,368	$32,588
Net cash used in investing activities	(9,536)	(7,370)
Net cash used in financing activities	(23,850)	(11,804)

Net increase (decrease) in cash	$(8,018)	$13,414

Cash provided by operating activities was $25.4 million for the six months ended June 30, 2013, as compared to $32.6 million during the same period in 2012. The decrease of $7.2 million is primarily due to an increase in accounts receivable related to increased revenues and an increase in prepaid expenses related to the timing of business insurance renewals.

Cash used in investing activities was $9.5 million for the six months ended June 30, 2013, as compared to $7.4 million during the same period of 2012. The increase of $2.1 million is primarily due to an increase in capital expenditures.

Cash used in financing activities was $23.9 million for the six months ended June 30, 2013, as compared to $11.8 million during the same period in 2012. The increase of $12.1 million is due to an increase in net repayments on long-term debt and Revolving Line of Credit , partially offset by a decrease in capitalized financing costs and cash distributed to parent. The decrease in capital distributed to parent was related to a year over year decrease in principal payments made by our parent company on its debt.

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

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios, the calculations of which are based on Adjusted EBITDA, as defined in our credit agreements. As of June 30, 2013, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

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

The following table reconciles our net income (loss) to our Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss) Attributable to CRC Health Corporation:	$(3,601)	$4,394	$(2,214)	$5,053
Depreciation and amortization (1)	5,332	5,079	10,187	10,008
Income tax expense (benefit) (1)	(2,545)	3,191	(1,499)	3,892
Interest expense	12,163	12,552	23,642	24,338

EBITDA	11,349	25,216	30,116	43,291
Adjustments to EBITDA:
Discontinued operations	381	559	603	1,187
Asset impairments (1)	10,859	—	10,859	—
Non-impairment restructuring activities (1)	218	212	384	930
Stock-based compensation expense	774	531	1,332	1,016
Foreign exchange translation	(1)	1	33	(28)
Loss on disposal of property and equipment (1)	98	337	190	418
Management fees	600	559	1,200	1,134
Non-recurring legal costs	2,916	496	3,474	812
Debt costs	106	69	167	177
Other non-cash charges and non-recurring costs	—	242	—	237

Total adjustments to EBITDA	15,951	3,006	18,242	5,883

Adjusted EBITDA	$27,300	$28,222	$48,358	$49,174

(1)	Includes amounts related to both continuing operations and discontinued operations.

Off-Balance Sheet Obligations

As of June 30, 2013, our off-balance sheet obligations consisted of $9.2 million in letters of credit and $0.2 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

There were no material changes in our contractual obligations during the six months ended June 30, 2013 compared to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, our exposure to market risk has not changed materially since December 31, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first half of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In a complaint filed in August 2011, a suit against our New Life Lodge facility was brought by Kathy Mauk as administrator of the estate of Lindsey Poteet a/k/a Lindsey Richardson, deceased and on behalf of the wrongful death beneficiary of Lindsey Poteet a/k/a Lindsey Richardson, Arwen Richardson, vs. CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge. The suit alleges negligence and medical malpractice resulting in wrongful death and seeks a total $32.0 million in compensatory and punitive damages. A second suit was brought in December 2012 against our New Life Lodge facility by Charity Comage as administrator of the estate of and on behalf of Savon Kinney, deceased vs CRC Health Tennessee, Inc. dba New Life Lodge and CRC Health Group, Inc. dba New Life Lodge, American Behavioral Consultants, LLC and Holly Liter, APN. The second suit alleges negligence and medical malpractice resulting in the wrongful death and seeking a total $14.5 million in compensatory and punitive damages. American Behavioral Consultants, LLC served as an independent contractor for New Life Lodge and Ms. Holly Liter was an employee of American Behavioral Consultants, LLC. A third suit has been filed against our New Life Lodge by Penny Bryant, mother of Patrick Bryant, deceased, vs. CRC Health Tennessee, Inc. and Jonathan Butler, M.D. This suit was originally filed in 2011 and then dismissed without prejudice in October 2012 and was re-filed in June 2013. This suit alleges negligence resulting in the wrongful death of Patrick Bryant and seeks a total of $13.0 million in compensatory and punitive damages. We intend to defend vigorously these lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. Although the Company believes the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and the ultimate amounts could vary materially.

Our New Life Lodge facility is currently responding to a civil investigative demand (“CID”) from the Office of the Attorney General of the State of Tennessee inquiring about possible false claims for payment related to services provided to TennCare recipients for the period 2007 to 2011. The United States Department of Justice is participating in this investigation and also has requested information from New Life Lodge. We are cooperating fully with the investigation. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”). Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. The Company firmly believes that any false claims action is without merit. If litigation results, we intend to vigorously defend our position; however, we cannot predict the outcome or timing of such litigation. Although the Company believes that the amounts reserved are adequate based on currently available information, the estimation process involves a considerable amount of judgment by management and the ultimate amounts could vary materially.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on our future financial position or results from operations and cash flows, except as discussed above.

Item 1A.	Risk Factors

As of June 30, 2013, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

The Exhibit Index beginning on page 36 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013

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