Form 10-Q
period 2013-09-30
CRC Health CORP
filed 2013-11-14
CIK 1360474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

The total number of shares of the registrant’s common stock, par value of $0.001 per share, outstanding as of November 14, 2013 was 1,000.

CRC HEALTH CORPORATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes or may include “forward-looking statements.” All statements included herein, other than statements of historical fact, may constitute forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should” or “could.” Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. Although CRC Health Corporation (“CRC”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following factors: our substantial indebtedness; unfavorable economic conditions that have and could continue to negatively impact our revenues; changes in reimbursement rates for services provided; the failure to comply with extensive laws and governmental regulations given the highly regulated industry in which we operate and the ever changing nature of these laws and regulations; the significant economic contribution that certain regions and programs have to our operating results; claims and legal actions by students, employees and others; failure to cultivate new, or maintain existing relationships with patient referral sources; competition; shortage in qualified healthcare workers; our employees election of union representation; difficult, costly or unsuccessful integrations of acquisitions; accidents or other incidents at our programs; defaults by borrowers in our loan program; limited history of profitability; potential conflicts with our financial sponsors; natural disasters; adverse media; deficiencies in our internal controls; regulatory risks, including but not limited to compliance with extensive laws and government regulations, the failure of which could result in our inability to participate in reimbursement programs, becoming the subject of federal and state investigations or being required to make significant changes to our operations, and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 1, 2013, and that are otherwise described from time to time in CRC’s Securities and Exchange Commission filings after this Quarterly Report. CRC assumes no obligation and does not intend to update these forward-looking statements.

All references in this report to the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, CRC Health Corporation and its subsidiaries on a consolidated basis.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$12,920	$19,058
Restricted cash	111	364
Accounts receivable, net	40,748	36,737
Prepaid expenses	5,749	4,781
Other current assets	2,575	2,591
Income taxes receivable	—	1,109
Deferred income taxes	6,352	6,352
Current assets of discontinued operations	13,413	2,759

Total current assets	81,868	73,751
Property and equipment, net	133,587	130,381
Goodwill	519,093	518,953
Other intangible assets, net	279,855	294,085
Other assets, net	17,446	20,396

Total assets	$1,031,849	$1,037,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,446	$6,801
Accrued payroll and related expenses	20,665	18,333
Accrued interest	4,773	9,412
Accrued expenses	20,273	8,721
Income taxes payable	4,324	—
Current portion of long-term debt	—	4,840
Deferred revenue	8,474	9,494
Other current liabilities	1,114	1,592
Current liabilities of discontinued operations	5,494	2,372

Total current liabilities	71,563	61,565

Long-term debt	567,485	584,535
Other long-term liabilities	8,468	8,740
Long-term liabilities of discontinued operations	15,905	6,275
Deferred income taxes	107,290	107,289

Total liabilities	770,711	768,404

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value — 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	466,062	464,932
Accumulated deficit	(204,851)	(195,699)
Accumulated other comprehensive loss	(73)	(71)

Total stockholders’ equity	261,138	269,162

Total liabilities and stockholders’ equity	$1,031,849	$1,037,566

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net client service revenues	$116,403	$113,459	$336,139	$323,041
Operating expenses:
Salaries and benefits	51,445	49,026	156,664	148,722
Facilities and other operating costs	41,826	32,202	108,033	93,400
Provision for doubtful accounts	1,791	1,870	5,729	5,649
Depreciation and amortization	4,955	4,836	14,931	14,394
Goodwill impairment	—	4,840	—	4,840

Total operating expenses	100,017	92,774	285,357	267,005

Operating income	16,386	20,685	50,782	56,036
Interest expense	(11,727)	(12,480)	(35,369)	(36,818)
Other income	247	269	750	763

Income from continuing operations before income taxes	4,906	8,474	16,163	19,981
Income tax expense	6,743	6,024	6,367	10,787

Income from continuing operations, net of tax	(1,837)	2,450	9,796	9,194
Loss from discontinued operations, net of tax	(4,659)	(617)	(18,947)	(2,320)

Net income (loss)	(6,496)	1,833	(9,151)	6,874
Net income attributable to noncontrolling interest	—	434	—	434

Net income (loss) attributable to CRC Health Corporation	$(6,496)	$2,267	$(9,151)	$7,308

Amounts attributable to CRC Health Corporation:
Income (loss) from continuing operations, net of tax	$(1,837)	$2,884	$9,796	$9,628
Loss from discontinued operations, net of tax	(4,659)	(617)	(18,947)	(2,320)

Net income (loss) attributable to CRC Health Corporation	$(6,496)	$2,267	$(9,151)	$7,308

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(6,496)	$1,833	$(9,151)	$6,874
Other comprehensive income (loss):
Net change in unrealized loss on cash flow hedges (net of tax of $20 and $(1) for the three and nine months ended September 30, 2013, respectively)	(33)	—	(2)	—

Total comprehensive income (loss)	(6,529)	1,833	(9,153)	6,874
Less: Comprehensive income attributable to noncontrolling interest	—	434	—	434

Comprehensive income (loss) attributable	$(6,529)	$2,267	$(9,153)	$7,308

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(9,151)	$6,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,248	15,106
Amortization of debt discount and capitalized financing costs	3,184	4,369
Goodwill and asset impairments	10,923	4,840
Loss on disposal of property and equipment	420	597
Provision for doubtful accounts	5,791	5,917
Stock-based compensation	2,015	1,727
Deferred income taxes	—	(1,861)
Changes in assets and liabilities:
Restricted cash	253	13
Accounts receivable	(9,858)	(7,014)
Prepaid expenses	(1,142)	2,410
Income taxes receivable and payable	(4,914)	8,865
Other current assets	13	729
Accounts payable	628	160
Accrued liabilities	12,499	1,069
Other current liabilities	(1,503)	422
Other long-term assets	914	(1,186)
Other long-term liabilities	9,362	51

Net cash provided by operating activities	34,682	43,088

Cash flows from investing activities:
Additions of property and equipment	(16,595)	(11,328)
Proceeds from sale of property and equipment	36	691
Acquisition of business, net of cash acquired	(140)	—
Acquisition of non-controlling interest	—	(500)
Other investing activities	—	(101)

Net cash used in investing activities	(16,699)	(11,238)

Cash flows from financing activities:
Borrowings of long-term debt	—	84,096
Repayment of long-term debt	(5,019)	(88,118)
Borrowings on revolving line of credit	15,000	18,000
Repayments on revolving line of credit	(33,000)	(27,500)
Capital distributed to Parent	(885)	(9,554)
Capitalized financing costs	(217)	(2,786)

Net cash used in financing activities	(24,121)	(25,862)

Net increase (decrease) in cash and cash equivalents	(6,138)	5,988
Cash and cash equivalents — beginning of period	19,058	10,183

Cash and cash equivalents — end of period	$12,920	$16,171

See notes to condensed consolidated financial statements.

CRC HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

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

Corrections to Condensed Consolidated Balance Sheet as of December 31, 2012 —

Subsequent to the issuance of the Company’s 2012 consolidated financial statements, management determined that certain impairments of intangible assets (both those subject to amortization and those not subject to amortization) recorded primarily in discontinued operations in the periods from 2008 through December 31, 2012 were incorrectly computed and recorded due to errors in the allocation of such amounts to specific facilities and other mathematical mistakes. The actual aggregate intangible asset impairment recognized through December 31, 2012 exceeded the intangible asset impairment that should have been recognized by $1.2 million. As a result, certain amounts presented in the Company’s condensed consolidated balance sheet as of December 31, 2012 have been restated from the amounts previously reported to correct such errors as shown in the table below and as included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013. We believe these corrections are not material to our previously issued consolidated financial statements.

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

Corrections to Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the periods ended September 30, 2012 —

The Company has restated the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2012 to correct intangible asset amortization related to the intangible asset impairments discussed above; and to correct other immaterial out of period adjustments that were previously identified, recorded and disclosed in Note 1 of the financial statements included in the Company’s 2012 Annual Report on Form 10-K and the September 30, 2012 Form 10-Q, so such adjustments are recorded in the proper period. We believe these corrections are not material to our previously issued annual or interim consolidated financial statements. Adjustments for these items for the three and six months ended June 30, 2012 were included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.

The effects of the correction of the intangible asset amortization error and the out of period adjustments are as follows:

•	Additional aggregate intangible asset amortization of $0.1 million and $0.2 million in the three and nine months ended September 30, 2012, respectively, has been recorded;

•	Management fees reimbursable to the Company’s principal shareholder of $0.7 million that were previously expensed in “facilities and other operating costs” in the nine months ended September 30, 2012 have been correctly recorded in 2011;

•	Leasehold improvements aggregating $0.4 million previously expensed in “facilities and other operating costs” in the nine month ended September 30, 2012 have been correctly recorded in the years 2009 through 2011;

•	Adjustments to decrease “facilities, and other operating costs” by $0.9 million and to increase “net loss attributable to noncontrolling interest” that were previously recorded in the nine months ended September 30, 2012 have been correctly recorded in 2011;

•	Depreciation related to leasehold improvements costs aggregating $0.6 million previously expensed in “facilities and other operating costs” in the quarter ended December 31, 2012 have been correctly recorded in the years 2006 through 2012; and

•	Adjustments have been recorded to reflect the income tax effects related to the above corrections.

The following tables summarize the effects of the discontinued operations reclassifications and the corrections on the Company’s condensed consolidated statements of operations for three and nine months ended September 30, 2012 (in thousands):

	For the Three Months Ended September 30, 2012
	As Previously Reported	Discontinued Operations Reclassifications	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated and Reclassified
Net client service revenues	$119,730	$(6,271)	$—	$—	$113,459
Operating expenses:
Salaries and benefits	53,357	(4,331)	—	—	49,026
Supplies, facilities and other operating costs	34,909	(2,707)	—	—	32,202
Provision for doubtful accounts	1,908	(38)	—	—	1,870
Depreciation and amortization	4,920	(189)	25	80	4,836
Goodwill impairment	4,840	—	—	—	4,840

Total operating expenses	99,934	(7,265)	25	80	92,774
Operating income	19,796	994	(25)	(80)	20,685
Interest expense	(12,481)	1	—	—	(12,480)
Other income	269	—	—	—	269

Income from continuing operations before income taxes	7,584	995	(25)	(80)	8,474
Income tax expense (benefit)	5,390	709	(18)	(57)	6,024

Income from continuing operations, net of tax	2,194	286	(7)	(23)	2,450
Loss from discontinued operations, net of tax	(331)	(286)	—	—	(617)

Net income	1,863	—	(7)	(23)	1,833
Net income attributable to noncontrolling interest	434	—	—	—	434

Net income attributable to CRC Health Corporation	$2,297	$—	$(7)	$(23)	$2,267

	For the Nine Months Ended September 30, 2012
	As Previously Reported	Discontinued Operations Reclassifications	Out of Period Corrections (1)	Intangible Assets Amortization Corrections	As Restated and Reclassified
Net client service revenues	$343,984	$(20,943)	$—	$—	$323,041
Operating expenses:
Salaries and benefits	162,093	(13,371)	—	—	148,722
Supplies, facilities and other operating costs	101,822	(8,282)	(140)	—	93,400
Provision for doubtful accounts	5,782	(133)	—	—	5,649
Depreciation and amortization	14,652	(573)	75	240	14,394
Goodwill impairment	4,840	—	—	—	4,840

Total operating expenses	289,189	(22,359)	(65)	240	267,005
Operating income	54,795	1,416	65	(240)	56,036
Interest expense	(36,820)	2	—	—	(36,818)
Other income	763	—	—	—	763

Income from continuing operations before income taxes	18,738	1,418	65	(240)	19,981
Income tax expense (benefit)	10,117	765	35	(130)	10,787

Income from continuing operations, net of tax	8,621	653	30	(110)	9,194
Loss from discontinued operations, net of tax	(1,700)	(653)	33	—	(2,320)

Net income	6,921	—	63	(110)	6,874
Net income (loss) attributable to noncontrolling interest	(500)	—	934	—	434

Net income attributable to CRC Health Corporation	$6,421	$—	$997	$(110)	$7,308

(1)	The adjustment to decrease “supplies, facilities and other operating costs” by $0.9 million was incorrectly presented as a decrease to “salaries and benefits” for the three and six months ended June 30, 2012, included in the Form 10-Q for the period ended June 30, 2013. Such presentation has been corrected and the $0.9 million adjustment is properly presented in “supplies, facilities and other operating costs” for the nine months ended September 30, 2012.

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 (in thousands):

	For the Three Months Ended September 30, 2012
	As Previously Reported	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Net income	$1,863	$(7)	$(23)	$1,833
Other comprehensive income:	—	—	—	—

Total comprehensive income	1,863	(7)	(23)	1,833
Net income attributable to noncontrolling interest	434	—	—	434

Net income attributable to CRC Health Corporation	$2,297	$(7)	$(23)	$2,267

	For the Nine Months Ended September 30, 2012
	As Previously Reported	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Net income	$6,921	$63	$(110)	$6,874
Other comprehensive income:	—	—	—	—

Total comprehensive income	6,921	63	(110)	6,874
Net income (loss) attributable to noncontrolling interest	(500)	934	—	434

Net income attributable to CRC Health Corporation	$6,421	$997	$(110)	$7,308

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2012 (in thousands):

	For the Nine Months Ended September 30, 2012
	As Previously Reported	Out of Period Corrections	Intangible Assets Amortization Corrections	As Restated
Cash flows from operating activities:
Net income (loss)	$6,921	$63	$(110)	$6,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,791	75	240	15,106
Amortization of debt discount and capitalized financing costs	4,369	—	—	4,369
Goodwill and asset impairments	4,840	—	—	4,840
Loss on disposal of property and equipment	1,022	(425)	—	597
Provision for doubtful accounts	5,917	—	—	5,917
Stock-based compensation	1,727	—	—	1,727
Deferred income taxes	(1,791)	60	(130)	(1,861)
Changes in assets and liabilities:
Restricted cash	13	—	—	13
Accounts receivable	(7,014)	—	—	(7,014)
Prepaid expenses	2,410	—	—	2,410
Income taxes receivable and payable	8,865	—	—	8,865
Other current assets	729	—	—	729
Accounts payable	160	—	—	160
Accrued liabilities	842	227	—	1,069
Other current liabilities	422	—	—	422
Other long-term assets	(1,186)	—	—	(1,186)
Other long-term liabilities	51	—	—	51

Net cash provided by operating activities	$43,088	$—	$—	$43,088

Corrections to Condensed Consolidated Balance Sheet, Statements of Operations, Comprehensive Loss and Cash Flows as of and for the periods ended June 30, 2013 —

Subsequent to the issuance of the Company’s second quarter 2013 condensed consolidated financial statements, management determined that income tax expense (benefit) from continuing and discontinued operations for the three and six months ended June 30, 2013 were incorrectly calculated and recorded. The Company included losses in certain states in its calculations of income tax benefit that should have been excluded from such calculations. In addition, the Company identified $0.8 million of net client service revenues related to a retroactive rate adjustment by a certain payor that should have been recognized in the three and six months ended June 30, 2013. The Company has corrected these errors in its condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and believes these corrections are not material to its previously issued unaudited interim consolidated financial statements as of and for the periods ended June 30, 2013. Further, the corrections of these errors did not change the Company’s net client services revenues or tax expense (benefit) from continuing and discontinued operations for the nine months ended September 30, 2013.

The effects of the corrections of the Company’s revenue recognition and calculations of income tax benefit for the three and six months ended June 30, 2013 are as follows:

•	Net client service revenues of $0.8 million and the related accounts receivable effects have been recorded in the three and six months ended June 30, 2013; and

•	Additional income tax expense of $1.1 million and $0.1 million related to continuing operations and discontinued operations, respectively, have been recorded in the three and six months ended June 30, 2013, which includes the income tax effects related to the revenue correction above.

The following table summarizes the effects of the corrections on the Company condensed consolidated balance sheet as of June 30, 2013 (in thousands):

	As Previously Reported	Corrections	As Restated
Accounts receivable, net	$39,331	$800	$40,131
Total current assets	73,260	800	74,060
Total assets	1,023,143	800	1,023,943
Income tax payable	—	1,180	1,180
Current liabilities of discontinued operations	2,287	62	2,349
Total current liabilities	66,467	1,242	67,709
Total liabilities	755,431	1,242	756,673
Accumulated deficit	(197,913)	(442)	(198,355)
Total equity	267,712	(442)	267,270
Total liabilities and stockholders’ equity	1,023,143	800	1,023,943

The following tables summarize the effects of the discontinued operations reclassifications and the corrections on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013 (in thousands):

	For the Three Months Ended June 30, 2013
	As Previously Reported	Discontinued Operations Reclassifications	Corrections	As Restated and Reclassified
Net client service revenues	$118,575	$(5,416)	$800	$113,959
Operating expenses:
Salaries and benefits	56,849	(3,836)	—	53,013
Facilities and other operating costs	37,384	(2,402)	—	34,982
Provision for doubtful accounts	1,851	(42)	—	1,809
Depreciation and amortization	5,332	(77)	—	5,255
Asset impairments	10,859	(10,859)	—	—

Total operating expenses	112,275	(17,216)	—	95,059
Operating income	6,300	11,800	800	18,900
Interest expense	(12,163)	—	—	(12,163)
Other income	241	—	—	241

Income (loss) from continuing operations before income taxes	(5,622)	11,800	800	6,978
Income tax benefit	(2,295)	(1,082)	1,180	(2,197)

Income (loss) from continuing operations, net of tax	(3,327)	12,882	(380)	9,175
Loss from discontinued operations, net of tax	(274)	(12,882)	(62)	(13,218)

Net loss	$(3,601)	$—	$(442)	$(4,043)

	For the Six Months Ended June 30, 2013
	As Previously Reported	Discontinued Operations Reclassifications	Corrections	As Restated and Reclassified
Net client service revenues	$229,159	$(10,223)	$800	$219,736
Operating expenses:
Salaries and benefits	112,817	(7,598)	—	105,219
Facilities and other operating costs	70,972	(4,765)	—	66,207
Provision for doubtful accounts	4,026	(88)	—	3,938
Depreciation and amortization	10,187	(211)	—	9,976
Asset impairments	10,859	(10,859)	—	—

Total operating expenses	208,861	(23,521)	—	185,340
Operating income	20,298	13,298	800	34,396
Interest expense	(23,642)	—	—	(23,642)
Other income	503	—	—	503

Income (loss) from continuing operations before income taxes	(2,841)	13,298	800	11,257
Income tax benefit	(1,112)	(444)	1,180	(376)

Income (loss) from continuing operations, net of tax	(1,729)	13,742	(380)	11,633
Loss from discontinued operations, net of tax	(485)	(13,742)	(62)	(14,289)

Net loss	$(2,214)	$—	$(442)	$(2,656)

The following tables summarize the effects of the corrections on the Company’s condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 (in thousands):

	For the Three Months Ended June 30, 2013
	As Previously Reported	Corrections	As Restated
Net loss	$(3,601)	$(442)	$(4,043)
Other comprehensive income:	7	—	7

Total comprehensive loss	$(3,594)	$(442)	$(4,036)

	For the Six Months Ended June 30, 2013
	As Previously Reported	Corrections	As Restated
Net loss	$(2,214)	$(442)	$(2,656)
Other comprehensive income:	31	—	31

Total comprehensive loss	$(2,183)	$(442)	$(2,625)

The following table summarizes the effects of the corrections on the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2013 (in thousands):

	For the Six Months Ended June 30, 2013
	As Previously Reported	Corrections	As Restated
Cash flows from operating activities:
Net loss	$(2,214)	$(442)	$(2,656)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,187	—	10,187
Amortization of debt discount and capitalized financing costs	2,122	—	2,122
Goodwill and asset impairments	10,859	—	10,859
Loss on disposal of property and equipment	190	—	190
Provision for doubtful accounts	4,008	—	4,008
Stock-based compensation	1,332	—	1,332
Deferred income taxes	21	—	21
Changes in assets and liabilities:
Restricted cash	84	—	84
Accounts receivable	(6,599)	(800)	(7,399)
Prepaid expenses	(2,642)	—	(2,642)
Income taxes receivable and payable	(2,372)	1,242	(1,130)
Other current assets	(7)	—	(7)
Accounts payable	841	—	841
Accrued liabilities	4,924	—	4,924
Other current liabilities	4,342	—	4,342
Other long-term assets	821	—	821
Other long-term liabilities	(529)	—	(529)

Net cash provided by operating activities	$25,368	$—	$25,368

NOTE 2. INCOME TAXES

The Company calculates its income tax expense for interim periods by applying the full year’s estimated effective tax rate in its financial statements for interim periods (in thousands, except percentages). The three and nine months ended September 30, 2012 reflect the effects of the corrections in Note 1.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Income tax expense from continuing operations	$6,743	$6,024	$6,367	$10,787
Effective tax rate	137.4%	71.1%	39.4%	54.0%

The Company’s effective tax rate of 137.4% for the three months ended September 30, 2013 differed from the effective tax rate for the three months ended September 30, 2012 of 71.1%, primarily due to a decrease in operating income and an increase in state tax expense.

The Company’s effective tax rate of 39.4% for the nine months ended September 30, 2013 differed from the effective tax rate for the nine months ended September 30, 2012 of 54.0%, primarily due to a decrease in state tax expense, and a goodwill impairment recorded in the third quarter of 2012 not recurring in 2013.

The Company’s effective tax rate of 137.4% and 39.4% for the three and nine months ended September 30, 2013, respectively, differed from the U.S. federal statutory income tax rate of 35.0%, due primarily to state tax expense.

NOTE 3. LONG-TERM DEBT

Long-term debt as of September 30, 2013 and December 31, 2012 consists of the following (in thousands):

Term Loans and Revolving Line of Credit

	September 30, 2013	December 31, 2012
Term loans, net of discount of $1,999 in 2013 and $2,751 in 2012	$381,805	$385,875
Revolving line of credit	9,000	27,000
Senior subordinated notes, net of discount of $616 in 2013 and $814 in 2012	176,680	176,482
Other	—	18

Total debt	567,485	589,375
Less: current portion of long-term debt	—	(4,840)

Total long-term debt	$567,485	$584,535

Term Loans

On March 7, 2012, the aggregate principal amount of $80.9 million of Term Loans (the “Term Loans B-1”) was refinanced with cash proceeds (net of related fees and expenses) of an aggregate principal amount of $87.6 million of new Term Loans that mature on November 16, 2015 (the “Term Loans B-3”). New creditors and existing Term Loans B-1 creditors represented $67.0 million and $20.6 million of the Term Loans B-3 principal amount, respectively. Of the $20.6 million related to existing creditors, $6.1 million was contributed as additional Term Loan B-3 principal. As a part of the refinancing, the Company repaid $66.4 million of the aggregate principal Term Loans B-1. This repayment was recognized as an extinguishment of debt and $0.2 million of the remaining unamortized issuance costs related to Term Loans B-1 were charged to interest expense during the nine months ended September 30, 2012. The Company recognized the refinancing of the remaining aggregate principal amount of $14.5 million with existing Term Loans B-1 creditors as a modification of debt. Refinancing costs of $0.5 million associated with the modified debt were charged to interest expense during the nine months ended September, 2012. The remaining debt issuance costs of $2.2 million related to the refinancing were capitalized and are being amortized over the life of the Term Loans B-3 using the effective interest rate method. The Term Loans B-3 was issued with an original issue discount of 4.00% which is being amortized over the term of the Term Loans B-3 using the effective interest rate method.

As of September 30, 2013, $83.0 million, net of discount of $2.0 million, are outstanding on the Term Loans B-3. Interest on these Term Loans B-3 is payable quarterly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent (but not less than 1.50%), plus an applicable margin of 7.00%, subject to an increase to 8.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate credit rating from Standard & Poor’s Ratings Services (“S&P”) is not at least B-, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00% (but, in either case, not less than 2.50%), plus an applicable margin of 6.00%, subject to an increase to 7.00% during any period that the Company’s public corporate family rating from Moody’s is not at least B3 or the Company’s public corporate rating credit rating from S&P is not at least B-. As of September 30, 2013, the entire amount of the Term Loan B-3 consisted of LIBOR loans and the interest rate thereon was 8.5%.

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

As of September 30, 2013, $298.8 million of the remaining Term Loans (the “Term Loans B-2”) are outstanding. The Term Loans B-2 matures on November 16, 2015. Interest on these Term Loans B-2 is payable monthly at: (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.50% and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.50%. As of September 30, 2013, the entire amount of the Term Loans B-2 consisted of LIBOR loans and the interest rate thereon was 4.68%.

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

Revolving Line of Credit

As of September 30, 2013, the Company had aggregate revolving credit commitments of $63.0 million which mature on August 16, 2015. Interest is payable quarterly at (i) for LIBOR loans for any interest period, a rate per annum equal to the LIBOR rate as determined by the administrative agent, plus an applicable margin of 4.00%, 3.75%, 3.50% or 3.25%, based upon the Company’s leverage ratio being within certain defined ranges, and (ii) for base rate loans, a rate per annum equal to the greater of (x) the prime rate of the administrative agent and (y) the federal funds rate plus one-half of 1.00%, plus an applicable margin of 3.00%, 2.75%, 2.50% or 2.25%, based upon the Company’s leverage ratio being within certain defined ranges. Commitment fees are payable quarterly at a rate equal to 0.625% per annum. As of September 30, 2013, the amount outstanding under the Company’s Revolving Line of Credit was $9.0 million bearing an average interest rate of 4.02%. As of September 30, 2013, the Company’s letters of credit against the revolving commitments were $9.2 million.

The Company’s Term Loans and Revolving Line of Credit are guaranteed by the Company’s Parent and substantially all of the Company’s current and future wholly-owned domestic subsidiaries, and secured by their existing and future property and assets, and secured by a pledge of the Company’s capital stock and the capital stock of the Company’s domestic wholly-owned subsidiaries and up to 65% of the capital stock of first-tier foreign subsidiaries. The Company’s Credit Agreement requires the Company to comply on a quarterly basis with certain financial and other covenants, including a maximum total leverage ratio test and an interest coverage ratio test. As of September 30, 2013, the Company was in compliance with all the covenants.

Senior Subordinated Notes

As of September 30, 2013, the outstanding aggregate principal amount related to the Company’s 10.75% Senior Subordinated Notes (the “Notes”) due February 1, 2016, was $176.7 million, net of discount of $0.6 million. Interest is payable semiannually. The Company may redeem some or all of the Notes at the redemption prices (expressed as percentages of principal amount of Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if redeemed during the twelve-month period beginning on February 1 of each of the years indicated below:

Year	Percentage
2013	101.792%
2014 and thereafter	100.000%

If there is a change of control as specified in the indenture, the Company must offer to repurchase the Notes at 101% of their face amount, plus accrued and unpaid interest. The Notes are subordinated to all of the Company’s existing and future senior indebtedness, rank equally with all of the Company’s existing and future senior subordinated indebtedness and rank senior to all of the Company’s existing and future subordinated indebtedness. The Notes are guaranteed on an unsecured senior subordinated basis by each of the Company’s wholly owned subsidiaries that guarantee the Company’s Term Loans and Revolving Line of Credit. The Company’s Notes agreement requires it to comply on a quarterly basis with certain covenants. As of September 30, 2013, the Company was in compliance with all the covenants.

As of September 30, 2013, currently scheduled principal payments of total debt, excluding the effects of the discounts on the term loans and the senior subordinated notes, are as follows (in thousands):

2013 (remaining 3 months)	$—
2014	538
2015	392,266
2016	177,296

Total	$570,100

Interest expense — The following table presents the components of interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual interest on total debt	$10,791	$11,262	$32,724	$32,805
Amortization of debt discount and capitalized financing costs	1,061	1,355	3,184	4,369
Interest capitalized to property and equipment, net	(125)	(137)	(539)	(356)

Total interest expense	$11,727	$12,480	$35,369	$36,818

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. In 2012 the Company entered into an interest rate swap to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2013, the Company had one interest rate derivative designated as a cash flow hedge of interest rate risk, with a $200.0 million notional amount, paying fixed interest at 0.287% and maturing on June 30, 2014.

The effective portion of changes in the fair value of a derivative that qualifies and is designated as a cash flow hedge is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of this type of derivative is recognized directly in earnings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense. As of September 30, 2013, the $0.1 million fair value of this derivative was recorded as “other current liabilities” in the Condensed Consolidated Balance Sheet.

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statement of Operations (in thousands):

Derivatives Designated as Cash Flow Hedges For the Nine Months Ended September 30,	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Interest Rate Derivatives
Pay-Fixed Swaps	$(137)	$0	Interest expense	$(93)	$0	Other Income	$(43)	$0

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.1 million. If the Company had breached any of these provisions as of September 30, 2013, it could have been required to settle its obligations under the agreements at their termination value of $0.1 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall as of September 30, 2013 and December 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Assets
Derivative Financial Instruments	$0	$0	$0	$0	$0	$0	$0	$0

Liabilities
Derivative Financial Instruments	$0	$0	$118	$117	$0	$0	$118	$117

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

The following table presents the non-financial assets that were measured and recorded at fair value based on Level 3 inputs on a non-recurring basis during the nine months ended September 30, 2013 (in thousands):

	Nine Months Ended September 30, 2013
	Impairment Charges (1)	Fair Value
Property and equipment	$632	$—
Other intangible assets	10,291	—

Total	$10,923	$—

(1)	Impairment charges are included in “loss from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2013.

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

The estimated fair value of financial instruments with long-term maturities is as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value (1)
Assets
Loan program notes receivable, net	$10,651	$9,164	$11,473	$9,606
Liabilities
Term loans, net	$381,805	$402,270	$385,875	$402,757
Senior subordinated notes, net	176,680	181,639	176,482	181,248

Total	$558,485	$583,909	$562,357	$584,005

(1)	The fair values as of December 31, 2012 have been corrected from amounts previously reported.

The estimated fair value for loan program notes is primarily based on securitization market conditions for similar loans. The Company’s term loans are measured at fair value based on present value methods using credit spreads derived from market data to discount the projected interest and principal payments. The Company’s senior subordinated notes are measured at fair value based on bond-yield data from market trading activity as well as U.S Treasury rates with similar maturities as the senior subordinated notes to discount the projected interest and principal payments. As of September 30, 2013 and December 31, 2012, the estimated fair value of loan program notes receivable, term loans and senior subordinated notes was determined based on Level 3 inputs.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Matters — In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of Mount Bachelor Academy, a previously closed therapeutic boarding school operated by our subsidiary Mount Bachelor Education Center, Inc. (“MBA”) allege claims for intentional and negligent infliction of emotional distress, battery, breach of contract and negligence arising out of their treatment in certain programs of our school. Our subsidiaries, Aspen Education Group, Inc. (“Aspen”) and MBA, are among the defendants in this litigation. The plaintiffs seek a total of $26.0 million in relief. A second and third suit were filed in November 2011 and January 2013, respectively, in Multnomah County Circuit Court in Oregon by 14 former and 13 former students, respectively, also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit and a total of $19.5 million in relief in the third suit. CRC, Aspen and MBA are among the defendants in these two suits. We and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus

Insurance Corporation filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against MBA and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify MBA, Aspen or CRC. Although discovery has been stayed, the judge has provided Nautilus leave to file for summary judgment on certain matters. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and we are vigorously defending the matter.

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

Our New Life Lodge facility is currently responding to a civil investigative demand (“CID”) from the Office of the Attorney General of the State of Tennessee inquiring about possible false claims for payment related to services provided to TennCare recipients for the period 2007 to 2011. The United States Department of Justice is participating in this investigation and has also requested information from New Life Lodge. We are cooperating fully with the investigation. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”). Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. The Company believes this false claims action is without merit. If litigation were to result, we intend to vigorously defend our position; however, we cannot predict the outcome or timing of such litigation. Given the cost and risks inherent in litigation, in 2013 the Company has established a reserve of $9.25 million ($6.75 million of which was recorded in the three months ended September 30, 2013). The Company believes that the amounts reserved are appropriate based on currently available information.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on our future financial position or results from operations and cash flows, except as discussed above. As of September 30, 2013 and December 31, 2012, accruals for legal matters totaled $11.0 million and $1.7 million, respectively, and were included in “accrued expenses” in the Condensed Consolidated Balance Sheets.

NOTE 7. ASSET IMPAIRMENTS

In July 2013, the Company announced the closure of five of its Youth Division facilities and one of its Weight Management Division facilities. As a result of these actions, the Company recorded non-cash impairment charges related to property and equipment and other intangible assets in the amount of $0.6 million and $6.6 million, respectively, in the three months ended June 30, 2013. These charges are included in “loss from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013.

On August 1, 2013, the Company sold the Oakley School, a Youth Division facility. In connection with this sale, the Company recorded a $3.7 million non-cash impairment charge related to other intangible assets in the three months ended June 30, 2013. This charge is included in “loss from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013.

These seven facilities and their associated results of operations are presented as discontinued operations for all periods presented.

NOTE 8. RESTRUCTURING

In the three months ended September 30, 2013, the Company recorded employee severance charges in the amount of $0.5 million and lease termination charges in the amount of $13.1 million, respectively, related to the facility closures discussed in Note 7. These charges are included in “loss from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2013.

As of September 30, 2013, the Company’s restructuring reserve of $20.0 million consists primarily of future rental payments, net of estimated sublease income. These cash payments are expected to continue through 2020 and are summarized in the following table (in thousands):

	Recovery (1)	Youth	Total
Total restructuring reserve at December 31, 2012	$1,412	$7,882	$9,294
Expenses	66	13,879	13,945
Cash payments	(140)	(1,787)	(1,927)
Reclassification to accrued expenses	(1,338)	—	(1,338)

Total restructuring reserve at September 30, 2013	$—	$19,974	$19,974

(1)	The restructuring reserve balance and associated activity represents a purchase accounting liability that was accrued in connection with a 2009 acquisition. This amount was inappropriately included in the restructuring reserve disclosure as of December 31, 2009 and thereafter. As of September 30, 2013 and December 31, 2012, the purchase accounting liability is included in “accrued expenses” in the Condensed Consolidated Balance Sheet and the restructuring reserve table above has been appropriately adjusted.

NOTE 9. DISCONTINUED OPERATIONS

The results of operations for those facilities classified as discontinued operations are summarized below (in thousands). The three and nine months ended September 30, 2012 reflect the effects of the corrections in Note 1.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net client service revenues	$2,437	$7,361	$12,730	$22,307
Operating expenses (1)	18,102	8,678	42,548	26,184
Interest expense	—	—	—	3

Loss before income taxes	(15,665)	(1,317)	(29,818)	(3,880)
Gain (loss) on disposal of discontinued operations	(538)	208	(522)	208
Income tax benefit	(10,468)	(908)	(10,349)	(1,768)

Loss from discontinued operations	$(4,659)	$(617)	$(18,947)	$(2,320)

(1)	Operating expenses include asset impairments (see Note 7), severance and lease termination charges (see Note 8).

NOTE 10. SEGMENT INFORMATION

Reportable segments are based upon the Company’s organizational structure, the manner in which the operations are managed and on the level at which the Company’s chief operating decision-maker allocates resources. The Company’s chief operating decision-maker is its Chief Executive Officer.

A summary of the Company’s reportable segments are as follows:

Recovery — The recovery segment specializes in the treatment of chemical dependency and other behavioral health disorders. Services offered in this segment include: inpatient/residential care, partial/day treatment, intensive outpatient groups, therapeutic living/half-way house environments, aftercare centers and detoxification. As of September 30, 2013, the recovery segment operates 30 inpatient, 16 outpatient facilities, and 58 comprehensive treatment centers (“CTCs”) in 21 states.

Youth — The youth segment provides a wide variety of adolescent therapeutic programs through settings and solutions that match individual needs with the appropriate learning and therapeutic environment. Services offered in this segment include boarding schools and experiential outdoor education programs. As of September 30, 2013, the youth segment operates 9 adolescent and young adult programs in 3 states.

Weight management — The weight management segment provides adult and adolescent treatment services for obesity and eating disorders, each a related behavioral disorder. Services offered in this segment include treatment plans through a combination of medical, psychological and social treatment programs. As of September 30, 2013, the weight management segment operates 16 facilities in 8 states, and one in the United Kingdom.

Corporate — In addition to the three reportable segments described above, the Company has activities classified as corporate which represent general and administrative expenses (certain management, financial, legal, human resources and information systems) that are not allocated to the segments.

Major Customers — No single customer represented 10% or more of the Company’s total net revenue in any period presented.

Geographic Information — The Company’s business operations are primarily in the United States.

Selected financial information for the Company’s reportable segments is presented in the table below (in thousands). The three and nine months ended September 30, 2012 reflect the effects of the corrections in Note 1.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net client service revenues:
Recovery	$94,838	$89,595	$280,582	$265,204
Youth	12,778	14,416	36,214	38,489
Weight management	8,780	9,434	19,315	19,292
Corporate	7	14	28	56

Total net client service revenues	$116,403	$113,459	$336,139	$323,041

Operating income:
Recovery	$28,272	$30,103	$83,779	$83,180
Youth	479	1,542	(857)	1,985
Weight management	2,223	(2,756)	3,314	(3,660)
Corporate	(14,588)	(8,204)	(35,454)	(25,469)

Operating income	16,386	20,685	50,782	56,036
Interest expense	(11,727)	(12,480)	(35,369)	(36,818)
Other income	247	269	750	763

Income from continuing operations before income taxes	$4,906	$8,474	$16,163	$19,981

NOTE 11. SUBSEQUENT EVENTS

On November 8, 2013, CRC Health Corporation (the “Company”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Company has agreed to acquire all of the outstanding capital stock of a privately held drug and alcohol treatment company (the “Target Company”) for a cash purchase price of $58 million, subject to adjustment pursuant to the terms and conditions of the SPA. The Company also entered into a debt commitment letter agreement (described below) with a financial institution to finance the acquisition. Closing of the transaction is conditioned upon satisfaction of customary closing conditions and the absence of any events resulting in a material adverse effect (see Part II Item 5 for additional information).

The Company obtained a financing commitment (subject to customary conditions) to issue a new tranche of term loans (“Incremental Term Facility”) under the Company’s existing senior secured credit facility in an aggregate principal amount of $50.0 million. All of the cash proceeds from the issuance of the Incremental Term Facility (net of related fees and expenses) will be used to acquire all the outstanding capital stock of the Target Company. The Company anticipates that the Incremental Term Facility will bear interest at a rate per annum equal to LIBOR plus an applicable margin of 4.50%, consistent with the Company’s Term Loan B-2 tranche. The maturity of the Incremental Term Facility will be consistent with the rest of the Company’s outstanding Term Loans.

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2013, the Company had $176.7 million aggregate principal amount of the Notes outstanding. The Notes are fully and unconditionally guaranteed, jointly and severally on an unsecured senior subordinated basis, by the Company’s 100% owned subsidiaries.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors as of September 30, 2013 and December 31, 2012; the condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012; the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 (total comprehensive income was the same as net income for the respective three and nine months ended September 30, 2012); and the condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012. These supplemental tables reflect the effects of the corrections to our Condensed Consolidated Financial Statements in Note 1.

Condensed Consolidating Balance Sheet as of September 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,920	$—	$12,920
Restricted cash	111	—	—	111
Accounts receivable, net	—	40,748	—	40,748
Prepaid expenses	2,873	2,876	—	5,749
Other current assets	1,464	1,111	—	2,575
Deferred income taxes	6,352	—	—	6,352
Current assets of discontinued operations	—	13,413	—	13,413

Total current assets	10,800	71,068	—	81,868

Property and equipment, net	9,286	124,301	—	133,587
Goodwill	—	519,093	—	519,093
Other intangible assets, net	—	279,855	—	279,855
Other assets, net	16,939	507	—	17,446
Investment in subsidiaries	939,838	—	(939,838)	—

Total assets	$976,863	$994,824	$(939,838)	$1,031,849

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,979	$467	$—	$6,446
Accrued liabilities	27,803	17,908	—	45,711
Income taxes payable	4,324	—	—	4,324
Other current liabilities	1,016	8,572	—	9,588
Current liabilities of discontinued operations	—	5,494	—	5,494

Total current liabilities	39,122	32,441	—	71,563

Long-term debt	567,485	—	—	567,485
Other long-term liabilities	1,828	6,640	—	8,468
Long-term liabilities of discontinued operations	—	15,905	—	15,905
Deferred income taxes	107,290	—	—	107,290

Total liabilities	715,725	54,986	—	770,711

Total stockholders’ equity	261,138	939,838	(939,838)	261,138

Total liabilities and stockholders’ equity	$976,863	$994,824	$(939,838)	$1,031,849

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,058	$—	$19,058
Restricted cash	364	—	—	364
Accounts receivable, net	—	36,737	—	36,737
Prepaid expenses	1,830	2,951	—	4,781
Other current assets	1,184	1,407	—	2,591
Income taxes receivable	1,109	—	—	1,109
Deferred income taxes	6,352	—	—	6,352
Current assets of discontinued operations	—	2,759	—	2,759

Total current assets	10,839	62,912	—	73,751

Property and equipment, net	8,578	121,803	—	130,381
Goodwill	—	518,953	—	518,953
Other intangible assets, net	—	294,085	—	294,085
Other assets, net	19,905	491	—	20,396
Investment in subsidiaries	957,075	—	(957,075)	—

Total assets	$996,397	$998,244	$(957,075)	$1,037,566

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$5,887	$914	$—	$6,801
Accrued liabilities	21,843	14,623	—	36,466
Current portion of long-term debt	4,822	18	—	4,840
Other current liabilities	1,143	9,943	—	11,086
Current liabilities of discontinued operations	—	2,372	—	2,372

Total current liabilities	33,695	27,870	—	61,565

Long-term debt	584,535	—	—	584,535
Other long-term liabilities	1,716	7,024	—	8,740
Long-term liabilities of discontinued operations	—	6,275	—	6,275
Deferred income taxes	107,289	—	—	107,289

Total liabilities	727,235	41,169	—	768,404

Total stockholder’s equity	269,162	957,075	(957,075)	269,162

Total liabilities and stockholder’s equity	$996,397	$998,244	$(957,075)	$1,037,566

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$8	$116,395	$—	$116,403
Management fee revenues	19,594	—	(19,594)	—

Total net revenues	19,602	116,395	(19,594)	116,403
Operating expenses:
Salaries and benefits	5,902	45,543	—	51,445
Facilities and other operating costs	7,599	34,227	—	41,826
Provision for doubtful accounts	—	1,791	—	1,791
Depreciation and amortization	1,093	3,862	—	4,955
Management fee expense	—	19,594	(19,594)	—

Total operating expenses	14,594	105,017	(19,594)	100,017

Operating income	5,008	11,378	—	16,386
Interest expense	(11,727)	—	—	(11,727)
Other income	242	5	—	247

Income from continuing operations before income taxes	(6,477)	11,383	—	4,906
Income tax expense	(8,902)	15,645	—	6,743
Equity in income of subsidiaries, net of tax	(8,921)	—	8,921	—

Income (loss) from continuing operations	(6,496)	(4,262)	8,921	(1,837)
Loss from discontinued operations, net of tax	—	(4,659)	—	(4,659)

Net loss	$(6,496)	$(8,921)	$8,921	$(6,496)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$14	$113,445	$—	$113,459
Management fee revenues	20,672	—	(20,672)	—

Total net revenues	20,686	113,445	(20,672)	113,459
Operating expenses:
Salaries and benefits	6,420	42,606	—	49,026
Facilities and other operating costs	691	31,511	—	32,202
Provision for doubtful accounts	—	1,870	—	1,870
Depreciation and amortization	1,107	3,729	—	4,836
Goodwill impairment	—	4,840	—	4,840
Management fee expense	—	20,672	(20,672)	—

Total operating expenses	8,218	105,228	(20,672)	92,774

Operating income	12,468	8,217	—	20,685
Interest expense	(12,480)	—	—	(12,480)
Other income	267	2	—	269

Income from continuing operations before income taxes	255	8,219	—	8,474
Income tax expense	181	5,843	—	6,024
Equity in income of subsidiaries, net of tax	2,193	—	(2,193)	—

Income from continuing operations	2,267	2,376	(2,193)	2,450
Loss from discontinued operations, net of tax	—	(617)	—	(617)

Net income	2,267	1,759	(2,193)	1,833
Net income attributable to noncontrolling interest	—	434	—	434

Net income attributable to CRC Health Corporation	$2,267	$2,193	$(2,193)	$2,267

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$28	$336,111	$—	$336,139
Management fee revenues	61,641	—	(61,641)	—

Total net revenues	61,669	336,111	(61,641)	336,139
Operating expenses:
Salaries and benefits	21,008	135,656	—	156,664
Facilities and other operating costs	11,167	96,866	—	108,033
Provision for doubtful accounts	—	5,729	—	5,729
Depreciation and amortization	3,307	11,624	—	14,931
Management fee expense	—	61,641	(61,641)	—

Total operating expenses	35,482	311,516	(61,641)	285,357

Operating income	26,187	24,595	—	50,782
Interest expense	(35,369)	—	—	(35,369)
Other income	740	10	—	750

Income from continuing operations before income taxes	(8,442)	24,605	—	16,163
Income tax expense	(3,326)	9,693	—	6,367
Equity in income of subsidiaries, net of tax	(4,035)	—	4,035	—

Income (loss) from continuing operations	(9,151)	14,912	4,035	9,796
Loss from discontinued operations, net of tax	—	(18,947)	—	(18,947)

Net loss	$(9,151)	$(4,035)	$4,035	$(9,151)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues:
Net client service revenues	$54	$322,987	$—	$323,041
Management fee revenues	62,958	—	(62,958)	—

Total net revenues	63,012	322,987	(62,958)	323,041
Operating expenses:
Salaries and benefits	20,185	128,537	—	148,722
Facilities and other operating costs	2,058	91,342	—	93,400
Provision for doubtful accounts	—	5,649	—	5,649
Depreciation and amortization	3,282	11,112	—	14,394
Goodwill impairment	—	4,840	—	4,840
Management fee expense	—	62,958	(62,958)	—

Total operating expenses	25,525	304,438	(62,958)	267,005

Operating income	37,487	18,549	—	56,036
Interest expense	(36,818)	—	—	(36,818)
Other income	754	9	—	763

Income from continuing operations before income taxes	1,423	18,558	—	19,981
Income tax expense	768	10,019	—	10,787
Equity in income of subsidiaries, net of tax	6,653	—	(6,653)	—

Income from continuing operations	7,308	8,539	(6,653)	9,194
Loss from discontinued operations, net of tax	—	(2,320)	—	(2,320)

Net income	7,308	6,219	(6,653)	6,874
Net income attributable to noncontrolling interest	—	434	—	434

Net income attributable to CRC Health Corporation	$7,308	$6,653	$(6,653)	$7,308

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2013

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2013
	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net loss	$(6,496)	$(8,921)	$8,921	$(6,496)
Other comprehensive loss:
Net change in unrealized loss on cash flow hedges (net of tax of $20)	(33)	—	—	(33)

Total comprehensive loss	$(6,529)	$(8,921)	$8,921	$(6,529)

	Nine Months Ended September 30, 2013
	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Net loss	$(9,151)	$(4,035)	$4,035	$(9,151)
Other comprehensive loss:
Net change in unrealized loss on cash flow hedges (net of tax of $(1))	(2)	—	—	(2)

Total comprehensive loss	$(9,153)	$(4,035)	$4,035	$(9,153)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2013

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$14,975	$19,707	$—	$34,682

Cash flows from investing activities:
Additions of property and equipment	(4,875)	(11,720)	—	(16,595)
Proceeds from the sale of property and equipment	—	36	—	36
Acquisition of business, net of cash acquired	(140)	—	—	(140)

Net cash used in investing activities	(5,015)	(11,684)	—	(16,699)

Cash flows from financing activities:
Intercompany transfers	13,964	(13,964)	—	—
Repayment of long-term debt	(4,822)	(197)	—	(5,019)
Borrowings on revolving line of credit	15,000	—	—	15,000
Repayments on revolving line of credit	(33,000)	—	—	(33,000)
Capital contributed to Parent	(885)	—	—	(885)
Capitalized financing costs	(217)	—	—	(217)

Net cash used in financing activities	(9,960)	(14,161)	—	(24,121)

Net decrease in cash and cash equivalents	—	(6,138)	—	(6,138)
Cash and cash equivalents — beginning of period	—	19,058	—	19,058

Cash and cash equivalents — end of period	$—	$12,920	$—	$12,920

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2012

(In thousands)

(Unaudited)

	CRC Health Corporation	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$18,658	$24,430	$—	$43,088

Cash flows from investing activities:
Additions of property and equipment	(2,848)	(8,480)	—	(11,328)
Proceeds from the sale of property and equipment	—	691	—	691
Acquisition of non-controlling interest	—	(500)	—	(500)
Other investing activities	(101)	—	—	(101)

Net cash used in investing activities	(2,949)	(8,289)	—	(11,238)

Cash flows from financing activities:
Intercompany transfers	9,673	(9,673)	—	—
Borrowings under long-term debt	84,096	—	—	84,096
Repayment of long-term debt	(87,638)	(480)	—	(88,118)
Borrowings on revolving line of credit	18,000	—	—	18,000
Repayments on revolving line of credit	(27,500)	—	—	(27,500)
Capital contributed to Parent	(9,554)	—	—	(9,554)
Capitalized financing costs	(2,786)	—	—	(2,786)

Net cash used in financing activities	(15,709)	(10,153)	—	(25,862)

Net increase in cash and cash equivalents	—	5,988	—	5,988
Cash and cash equivalents — beginning of period	—	10,183	—	10,183

Cash and cash equivalents — end of period	$—	$16,171	$—	$16,171

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a leading provider of treatment services related to substance abuse, troubled youth, and other addiction diseases and behavioral disorders. We deliver our services through our three divisions: recovery, youth and weight management. Our recovery division provides substance abuse and behavioral disorder treatment services through our residential treatment facilities and outpatient treatment clinics. Our youth division provides therapeutic treatment programs to underachieving young people through residential schools and outdoor programs. Our weight management division provides treatment services through adolescent and adult weight management programs as well as eating disorder facilities.

As of September 30, 2013 our recovery division, operated 30 inpatient, 16 outpatient facilities, and 58 comprehensive treatment centers (“CTCs”) in 21 states. Our youth division operated 9 adolescent and young adult programs in 3 states. Our weight management division operated 16 facilities in 8 states, and one in the United Kingdom.

We had 2,059 and 1,938 available beds in our residential and extended care facilities in Recovery Division as of September 30, 2013 and December 31, 2012, respectively.

The three and nine month periods ended September 30, 2012 reflect the effects of the corrections in Note 1—Overview and Basis of Presentation of Notes to Condensed Consolidated Financial Statements.

EXECUTIVE SUMMARY

During the three months ended September 30, 2013 we generated $116.4 million in net client service revenues, an increase of $2.9 million as compared to the three months ended September 30, 2012. This increase was primarily due to an increase of $5.2 million in our recovery division, offset by decreases of $1.6 million and $0.7 million in our youth and weight management divisions, respectively. During the three months ended September 30, 2013, operating expenses increased by $7.2 million, or 7.8%, as compared to the three months ended September 30, 2012, primarily due to an increase of $7.1 million in our recovery division, an increase of $6.4 million in corporate, offset by a decrease of $5.6 million in our weight management division, and a decrease of $0.6 million in our youth division.

During the nine months ended September 30, 2013 we generated $336.1 million in net client service revenues, an increase of $13.1 million as compared to the nine months ended September 30, 2012. This increase was primarily due to an increase of $15.4 million in our recovery division, offset by a decrease of $2.3 million in our youth division. During the nine months ended September 30, 2013, operating expenses increased by $18.4 million, or 6.9%, as compared to the nine months ended September 30, 2012, primarily due to an increase of $14.8 million in our recovery division, an increase of $10.0 million in corporate, and a increase of $0.6 million in our youth division, offset by a decrease of $7.0 million in our weight management division.

The following table presents the sources of consolidated net client service revenues as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Private	53%	56%	52%	55%
Commercial	24%	23%	25%	23%
Government	23%	21%	23%	22%

Total	100%	100%	100%	100%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe that there have not been any significant changes during the nine months ended September 30, 2013 to the items that we have previously reported in our critical accounting policies in management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents our results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net client service revenues:
Recovery	$94,838	$89,595	$280,582	$265,204
Youth	12,778	14,416	36,214	38,489
Weight management	8,780	9,434	19,315	19,292
Corporate	7	14	28	56

Total net client service revenues	116,403	113,459	336,139	323,041
Operating expenses:
Recovery	66,566	59,492	196,803	182,024
Youth	12,299	12,874	37,071	36,504
Weight management	6,557	12,190	16,001	22,952
Corporate	14,595	8,218	35,482	25,525

Total operating expenses	100,017	92,774	285,357	267,005
Operating income (loss):
Recovery	28,272	30,103	83,779	83,180
Youth	479	1,542	(857)	1,985
Weight management	2,223	(2,756)	3,314	(3,660)
Corporate	(14,588)	(8,204)	(35,454)	(25,469)

Operating income	16,386	20,685	50,782	56,036
Interest expense	(11,727)	(12,480)	(35,369)	(36,818)
Other income	247	269	750	763

Income from continuing operations before income taxes	4,906	8,474	16,163	19,981
Income tax expense	6,743	6,024	6,367	10,787

Income from continuing operations, net of tax	(1,837)	2,450	9,796	9,194
Loss from discontinued operations, net of tax	(4,659)	(617)	(18,947)	(2,320)

Net income (loss)	(6,496)	1,833	(9,151)	6,874
Net income attributable to noncontrolling interest	—	434	—	434

Net income (loss) attributable to CRC Health Corporation	$(6,496)	$2,267	$(9,151)	$7,308

The following table compares total facility statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recovery
Residential and outpatient facilities
Net client service revenues (in thousands)	$58,356	$55,601	$174,101	$165,475
Patient days	152,586	142,602	445,567	423,505
Net client service revenues per patient day	$382.45	$389.90	$390.74	$390.73
CTCs
Net client service revenues (in thousands)	$36,482	$33,994	$106,481	$99,729
Patient days	2,771,233	2,619,759	8,121,130	7,689,586
Net client service revenues per patient day	$13.16	$12.98	$13.11	$12.97
Youth
Residential facilities
Net client service revenues (in thousands)	$6,310	$7,471	$19,498	$22,000
Patient days	17,342	20,445	54,928	63,749
Net client service revenues per patient day	$363.86	$365.42	$354.97	$345.10
Outdoor programs
Net client service revenues (in thousands)	$6,468	$6,945	$16,716	$16,489
Patient days	15,817	15,960	38,013	36,044
Net client service revenues per patient day	$408.93	$435.15	$439.74	$457.47
Weight Management
Net client service revenues (in thousands)	$8,780	$9,434	$19,315	$19,292
Patient days	29,117	34,760	53,144	59,156
Net client service revenues per patient day	$301.54	$271.40	$363.45	$326.12

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Recovery

Net client service revenues increased $5.2 million, or 5.9%, primarily due to a $2.7 million increase in our residential facilities and a $2.5 million increase in our CTC facilities. The increase in revenues at our residential facilities was driven in part by bed expansions at two residential facilities in Pennsylvania, and increased patient days. The increase in revenues at our CTC facilities was primarily by increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts.

Operating expenses increased $7.1 million, or 11.9%, primarily due to a $4.6 million increase related to our residential facilities, and a $2.5 million increase related to our CTC facilities. The increased operating expenses at our residential facilities were primarily due to increases in salaries, wages and benefits, outside services, and other operating costs associated with increased patient days. The increased operating expenses at our CTC facilities was primarily due to increased marketing activities and employee salaries, wages and benefits associated with increased patient days.

Youth

Net client service revenues decreased by $1.6 million, or 11.4%, primarily due to a decrease in patient days at our residential facilities.

Operating expenses decreased $0.6 million, or 4.5%, due to decrease in other facility operating costs associated with the decline in patient days.

Weight Management

Net client service revenues decreased by $0.7 million, or 6.9%, primarily due to a decrease in patient days at our weight loss programs.

Operating expenses decreased $5.6 million, or 46.2%, primarily due to $4.8 million of goodwill impairment recorded in the third quarter of 2012 and our efforts to efficiently manage facility operating costs and related salaries, wages and benefits in the current period.

Corporate

Operating expenses increased $6.4 million, or 77.6%, primarily due to $6.75 million of legal expenses recorded in the third quarter of 2013, and partially offset by a $0.6 million reduction in corporate bonus.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Recovery

Net client service revenues increased $15.4 million, or 5.8%, primarily due to an $8.6 million increase in our residential facilities and a $6.8 million increase in our CTC facilities. The increase in revenues at our residential facilities was driven in part by the re-opening of New Life Lodge in April 2012, bed expansions at two residential facilities in Pennsylvania, contract rate increases at certain facilities and increased patient days. The increase in revenues at our CTC facilities was primarily by increased patient days at our facilities driven by marketing programs and clinically appropriate retention efforts.

Operating expenses increased $14.8 million, or 8.1%, primarily due to a $9.7 million increase related to our residential facilities, and a $5.1 million increase related to our CTC facilities. The increased operating expenses at our residential facilities were primarily due to increases in salaries, wages and benefits, outside services and other operating costs associated with increased patient days. The increased operating expenses at our CTC facilities was primarily due to increased marketing activities and employee salaries, wages and benefits associated with increased patient days.

Youth

Net client service revenues decreased by $2.3 million, or 5.9%, primarily due to a decrease in patient days at our residential facilities.

Operating expenses increased $0.6 million, or 1.6%, primarily due to an increase in employee salaries, wages and benefits, partially offset by decreased marketing activities.

Weight Management

Operating expenses decreased $7.0 million, or 30.3%, primarily due to $4.8 million of goodwill impairment recorded in the third quarter of 2012 and our efforts to efficiently manage facility operating costs and related salaries, wages and benefits in the current period.

Corporate

Operating expenses increased $10.0 million, or 39.0%, primarily due to $9.25 million of legal expenses recorded in the first nine months of 2013.

Interest expense

The following table presents the components of interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual interest on total debt	$10,791	$11,262	$32,724	$32,805
Amortization of debt discount and capitalized financing costs	1,061	1,355	3,184	4,369
Interest capitalized to property and equipment, net	(125)	(137)	(539)	(356)

Total interest expense	$11,727	$12,480	$35,369	$36,818

Total interest expense decreased by $0.8 million during the three months ended September 30, 2013 as compared to the same period in the prior year, primarily due to a $0.5 million decrease in contractual interest on total debt and a $0.3 million decrease in amortization of debt discount and capitalized financing costs. The decrease in contractual interest on total debt was primarily due to a lower average balance and interest rate on the Term Loans during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The decrease in amortization of debt discount and capitalized financing costs was primarily due to the refinancing of a portion of the Company’s Term Loans in March 2012, which resulted in the acceleration of approximately $0.3 million of debt discount and capitalized financing cost amortization recorded during the three months ended September 30, 2012.

Total interest expense decreased by $1.4 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to the refinancing of a portion of the Company’s Term Loans in March 2012, which resulted in the acceleration of approximately $1.2 million of debt discount and capitalized financing cost amortization recorded during the nine months ended September 30, 2012.

Income tax expense

We calculate our income tax expense for interim periods by applying the full year’s estimated effective tax rate to our financial statements for interim periods.

For the three months ended September 30, 2013 and 2012, our tax expense on continuing operations was $6.7 million and $6.0 million, respectively, representing an effective tax rate of 137.4% and 71.1%. The change in the effective tax rate is primarily due to a decrease in operating income and an increase in state tax expense in the three months ended September 30, 2013.

For the nine months ended September 30, 2013 and 2012, our tax benefit and expense on continuing operations was $6.4 million and $10.8 million, respectively, representing an effective tax rate of 39.4% and 54.0%. The change in the effective tax rate is due primarily to a decrease in state tax expense in the nine months ended September 30, 2013, and a goodwill impairment recorded in the third quarter of 2012 not recurring in 2013.

Loss from discontinued operations, net of tax

During the three and nine months ended September 30, 2013, loss from discontinued operations, net of tax, increased by $4.0 million and $16.6 million, respectively, as compared to the same period in the prior year. The increase is primarily due to discontinuing seven facilities in the third quarter of 2013, and the associated recording of asset impairment, lease termination and severance charges in the first nine months of 2013.

Sources and Uses of Cash

Our principal sources of liquidity for operating activities are payments from private-pay patients, commercial payors and government programs for treatment services, and our Revolving Line of Credit. We receive cash from our private-payors in advance, upon completion of treatment, or over time as accounts receivable are collected. Cash from commercial payors and government programs is typically received upon the collection of accounts receivable, which are generated upon delivery of treatment services.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$34,682	$43,088
Net cash used in investing activities	(16,699)	(11,238)
Net cash used in financing activities	(24,121)	(25,862)

Net increase (decrease) in cash	$(6,138)	$5,988

Cash provided by operating activities was $34.7 million for the nine months ended September 30, 2013, as compared to $43.1 million during the same period in 2012. The decrease of $8.4 million is primarily due to a decrease in net income adjusted for depreciation and amortization, goodwill and asset impairments and stock-based compensation, an increase in accounts receivable related to increased revenues, an increase in prepaid expenses related to the timing of business insurance renewals, and an increase in income taxes receivable related to increased loss from discontinued operations; partially offset by increases in accruals related to restructuring and legal activities.

Cash used in investing activities was $16.7 million for the nine months ended September 30, 2013, as compared to $11.2 million during the same period of 2012. The increase of $5.5 million is primarily due to an increase in capital expenditures associated with bed expansions at certain facilities.

Cash used in financing activities was $24.1 million for the nine months ended September 30, 2013, as compared to $25.9 million during the same period in 2012. The decrease of $1.8 million is due to a decrease in net repayments on the Revolving Line of Credit, a decrease in capitalized financing costs, and a decrease in cash distributed to parent, partially offset by an increase in net repayments on long-term debt. The decrease in capital distributed to parent was related to a year over year decrease in principal payments made by our parent company on its debt.

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

In the fourth quarter of 2013, the Company will distribute approximately $17.2 million of capital to its parent to fund a principal and interest payment due on the parent company debt. This distribution will be funded by cash generated through operations and borrowings under the revolving portion of our senior secured credit facility.

Credit Agreements — Refer to Note 3 to Unaudited Condensed Consolidated Financial Statements for further discussion about our long-term borrowing arrangements.

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios, the calculations of which are based on Adjusted EBITDA, as defined in our credit agreements. As of September 30, 2013, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

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

The following table reconciles our net income (loss) to our Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss) Attributable to CRC Health Corporation:	$(6,496)	$2,267	$(9,151)	$7,308
Depreciation and amortization (1)	5,061	5,099	15,248	15,106
Income tax expense (benefit) (1)	(3,724)	5,115	(3,982)	9,019
Interest expense	11,727	12,480	35,369	36,818

EBITDA	6,568	24,961	37,484	68,251
Adjustments to EBITDA:
Lease termination and other restructuring activities (1)	13,555	184	13,941	1,114
Non-recurring legal costs	7,146	323	10,620	1,135
Discontinued operations	1,296	923	4,063	2,256
Stock-based compensation expense	683	711	2,015	1,727
Management fees	600	593	1,800	1,727
Proforma cost savings from restructuring activities	221	—	1,083	—
Loss on disposal of property and equipment (1)	230	179	420	597
Debt costs	83	116	250	293
Goodwill and asset impairments (1)	64	4,840	10,923	4,840
Foreign exchange translation	(15)	(18)	19	(46)
Other non-cash charges and non-recurring costs	490	(358)	490	(121)

Total adjustments to EBITDA	24,353	7,493	45,624	13,522

Adjusted EBITDA	$30,921	$32,454	$83,108	$81,773

(1)	Includes amounts related to both continuing operations and discontinued operations.

Off-Balance Sheet Obligations

As of September 30, 2013, our off-balance sheet obligations consisted of $9.2 million in letters of credit and less than $0.1 million in loan purchase commitments related to our Loan Program.

Obligations and Commitments

There were no material changes in our contractual obligations during the nine months ended September 30, 2013 compared to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, our exposure to market risk has not changed materially since December 31, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first nine months of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In a complaint initially filed on July 6, 2011, and amended on August 25, 2011, in Multnomah County Circuit Court in Oregon, 17 former students of Mount Bachelor Academy, a previously closed therapeutic boarding school operated by our subsidiary Mount Bachelor Education Center, Inc. (“MBA”) allege claims for intentional and negligent infliction of emotional distress, battery, breach of contract and negligence arising out of their treatment in certain programs of our school. Our subsidiaries, Aspen Education Group, Inc. (“Aspen”) and MBA, are among the defendants in this litigation. The plaintiffs seek a total of $26.0 million in relief. A second and third suit were filed in November 2011 and January 2013, respectively, in Multnomah County Circuit Court in Oregon by 14 former and 13 former students, respectively, also alleging abuse. The plaintiffs seek a total of $23 million in relief in the second suit and a total of $19.5 million in relief in the third suit. CRC, Aspen and MBA are among the defendants in these two suits. We and the other defendants intend to defend vigorously the pending lawsuits. In consultation with counsel and based on our preliminary investigation into the facts alleged, we believe these cases are without merit. However, at this time, we are unable to predict the outcome of the lawsuit, the possible loss or range of loss, if any, after consideration of the extent of insurance coverage associated with the resolution of the lawsuit or any potential effect it may have on us or our operations. On May 10, 2012, Nautilus Insurance Corporation filed a complaint against CRC Health Group Inc. and certain related entities seeking declaratory relief in the federal district court in Portland, Oregon. The Complaint seeks a judicial determination as to whether the Nautilus general and healthcare professional liability insurance policies provide coverage for these suits against MBA and asks the court to enter judgment that the policies are null and void, or alternatively that the policies do not cover these specific lawsuits, and to declare that Nautilus has no duty to defend or indemnify MBA, Aspen or CRC. Although discovery has been stayed, the judge has provided Nautilus leave to file for summary judgment on certain matters. In consultation with counsel and based on our preliminary review of the matters alleged, we believe this suit is without merit and we are vigorously defending the matter.

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

Our New Life Lodge facility is currently responding to a civil investigative demand (“CID”) from the Office of the Attorney General of the State of Tennessee inquiring about possible false claims for payment related to services provided to TennCare recipients for the period 2007 to 2011. The United States Department of Justice is participating in this investigation and has also requested information from New Life Lodge. We are cooperating fully with the investigation. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”). Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. The Company believes this false claims action is without merit. If litigation were to result, we intend to vigorously defend our position; however, we cannot predict the outcome or timing of such litigation. The Company believes that the amounts reserved are appropriate based on currently available information.

We are involved in other litigation and regulatory investigations arising in the ordinary course of business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on our future financial position or results from operations and cash flows, except as discussed above.

Item 1A.	Risk Factors

As of September 30, 2013, there have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5.	Other Information

On November 8, 2013, CRC Health Corporation (the “Company”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Company has agreed to acquire all of the outstanding capital stock of a privately held drug and alcohol treatment company (the “Target Company”) for a cash purchase price of $58 million, subject to adjustment pursuant to the terms and conditions of the SPA. The Company also entered into a debt commitment letter with a financial institution to finance the acquisition. The Company views the Target Company as an attractive opportunity which would complement the Company’s existing geographic footprint and allow for significant synergies and ease of integration.

Closing of the transaction is conditioned upon satisfaction of customary closing conditions and the absence of any events resulting in a material adverse effect. It is anticipated that closing will occur in the first quarter of 2014.

The Company obtained a financing commitment (subject to customary conditions) to issue a new tranche of term loans (“Incremental Term Facility”) under the Company’s existing senior secured credit facility in an aggregate principal amount of $50.0 million. All of the cash proceeds from the issuance of the Incremental Term Facility (net of related fees and expenses) will be used to acquire all the outstanding capital stock of the Target Company. The Company anticipates that the Incremental Term Facility will bear interest at a rate per annum equal to LIBOR plus an applicable margin of 4.50%, consistent with the Company’s Term Loan B-2 tranche. The maturity of the Incremental Term Facility will be consistent with the rest of the Company’s outstanding Term Loans. The Company also expects its pro forma leverage ratio to remain similar to current levels.

The Company expects to complete the financing as soon as practicable subject to execution of definitive documentation with the lenders.

The Company’s trailing twelve-month period ended September 30, 2013 revenues and Adjusted EBITDA, excluding the impact of the acquisition discussed above, were approximately $440 million and $106 million, respectively. Including the impact of the acquisition, the Company’s trailing twelve-month period ended September 30, 2013 revenues and Proforma Adjusted EBITDA were approximately $483 and $117 million, respectively, which includes an estimated $3 million of cost saving synergies that are expected to be achieved on a run-rate basis within 3 months of closing the transaction.

The information set forth above and in the Non-GAAP Financial Measures table below includes estimates of the Target Company’s revenue and pro forma Adjusted EBITDA which are preliminary, unaudited and subject to the completion of the Target Company’s financial statement closing process for the 2013 fiscal year. The Target Company’s actual results for the trailing twelve-month period ended September 30, 2013 may differ from the estimated amounts included above and in the table below. During the course of the financial statement closing process for the year ending 2013, the Target Company may identify items that would require it to make adjustments, which may be material, to the estimates set forth above. These estimates constitute forward-looking statements and are subject to risks and uncertainties. There can be no assurance that these preliminary results will not differ from the financial information reflected in the Company’s or Target Company’s financial statements for such period when they have been finalized or that these preliminary results are indicative of future performance.

Non-GAAP Financial Measures:

Under the terms of our borrowing arrangements, we are required to comply with various covenants, including the maintenance of certain financial ratios, the calculations of which are based on Adjusted EBITDA, as defined in our credit agreements. As of September 30, 2013, we were in compliance with all such covenants. A breach of these could result in a default under our credit facilities and in our being unable to borrow additional amounts under our revolving credit facility. If an event of default occurs, the lenders could elect to declare all amounts borrowed under our credit facilities to be immediately due and payable and the lenders under our term loans and revolving credit facility could proceed against the collateral securing the indebtedness.

The computation of Adjusted EBITDA is presented below to provide an understanding of the impact that Adjusted EBITDA has on our ability to comply with certain covenants in our borrowing arrangements that are tied to these measures and to borrow under the credit facility. Adjusted EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and as a result, such measures may not be comparable to our Adjusted EBITDA.

The following table reconciles our trailing twelve-month net income (loss) to our trailing twelve-month Adjusted EBITDA (in thousands):

	For the Trailing Twelve- Months Ended September 30, 2013
	Actual	Pro forma post-acquisition
Net Income (Loss) Attributable to CRC Health Corporation:	$(9,296)	$(6,643)
Depreciation and amortization (1)	20,902	22,824
Income tax expense (benefit) (1)	(6,763)	(4,153)
Interest expense	47,519	48,038

EBITDA	52,362	60,066
Adjustments to EBITDA:
Lease termination and other restructuring activities (1)	14,342	14,342
Non-recurring legal costs	10,820	10,820
Discontinued operations	5,799	5,799
Stock-based compensation expense	2,605	2,605
Management fees	2,375	2,375
Proforma cost savings from restructuring activities and synergies	1,627	4,497
Loss on disposal of property and equipment (1)	647	647
Debt costs	319	319
Goodwill and asset impairments (1)	14,736	14,736
Foreign exchange translation	19	19
Other non-cash charges and non-recurring costs	443	443

Total adjustments to EBITDA	53,732	56,602

Adjusted EBITDA	$106,094	$116,668

(1)	Includes amounts related to both continuing operations and discontinued operations.

Item 6.	Exhibits

The Exhibit Index beginning on page 42 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

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